Form 10-K
period 2009-12-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2010-02-16
CIK 1037949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On February 12, 2010, 1,730,195,688 shares of Qwest common stock were outstanding. The aggregate market value of the Qwest voting stock held by non-affiliates as of June 30, 2009 was $6.1 billion.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of Qwest’s definitive proxy statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

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

•	Asynchronous Transfer Mode (ATM). A broadband, network transport service utilizing data switches that provides a fast, efficient way to move large quantities of information.

•	Broadband Services (also known as high-speed Internet services). Services used to connect to the Internet through existing telephone lines and fiber-optic cables at higher speeds than dial-up access.

•	Competitive Local Exchange Carriers (CLECs). Telecommunications providers that compete with us in providing local voice and other services in our local service area, predominantly using our network.

•

Data Integration. Telecommunications equipment located on customers’ premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers.

•	Dedicated Internet Access (DIA). Internet access ranging from 128 kilobits per second to 10 gigabits per second.

•	Facility Costs. Third-party telecommunications expenses we incur for using other carriers’ networks to provide services to our customers.

•

Fiber to the Cell Site (FTTCS). A type of telecommunications network consisting of fiber-optic cables that run from a telecommunication provider’s broadband interconnection points to cellular sites. Fiber to the cell site services allow for the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional telecommunications network.

•

Fiber to the Node (FTTN). A type of telecommunications network that combines fiber-optic cables (which run from a telecommunication provider’s central office to a single location within a particular neighborhood or geographic area) and traditional copper wires (which run from this location to individual residences and businesses within the neighborhood or geographic area). Fiber to the node allows for the delivery of higher speed broadband services than would otherwise generally be available through a more traditional telecommunications network made up of only copper wires.

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

•

Multi-Protocol Label Switching (MPLS). A standards-approved data networking technology that is a substitute for existing frame relay and ATM networks and that can deliver the quality of service required to support real-time voice and video, as well as service level agreements that guarantee bandwidth. MPLS is deployed by many telecommunications providers and large enterprises for use in their own national networks. We sell MPLS based services primarily to our business customers under our Qwest iQ Networking® trademark.

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

PART I

ITEM 1. BUSINESS

We offer data, Internet, video and voice services nationwide and globally. We operate the majority of our business in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

We were incorporated under the laws of the State of Delaware in 1997. Our principal executive offices are located at 1801 California Street, Denver, Colorado 80202, and our telephone number is (303) 992-1400.

For a discussion of certain risks applicable to our business, financial condition and results of operations, see “Risk Factors” in Item 1A of this report. The financial information in this section should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

Financial and Operational Highlights

The table below provides a summary of some of our financial highlights.

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions, except per share amounts)
Operating results:
Operating revenue	$12,311	$13,475	$13,778
Operating expenses	10,336	11,378	12,022
Income before income taxes	903	1,051	620
Net income	662	652	2,890
Earnings per common share:
Basic	$0.38	$0.38	$1.57
Diluted	$0.38	$0.37	$1.50

Cash flow data:
Cash provided by operating activities	$3,307	$2,931	$3,026
Expenditures for property, plant and equipment and capitalized software	1,409	1,777	1,669
Dividends paid	551	556	—

	December 31,
	2009	2008
	(Dollars in millions)
Balance sheet data:
Cash and cash equivalents	$2,406	$565
Total debt(1)	14,200	13,555
Working capital deficit(2)	(483)	(883)
Total stockholders’ deficit	(1,178)	(1,386)

(1)	Total debt is the sum of current portion of long-term borrowings and long-term borrowings—net on our consolidated balance sheets. For total obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations” in Item 7 of this report.
(2)	Working capital deficit is the amount by which our current liabilities exceed our current assets.

The table below presents some of our operational metrics.

	December 31,
	2009	2008	2007
	(in thousands)
Operational metrics:
Total broadband subscribers	2,974	2,847	2,611

Total video subscribers	880	798	649

Total wireless subscribers	850	717	824

Total access lines(1)	10,266	11,565	12,789

(1)	Access lines include approximately 403,000, 485,000 and 518,000 of affiliate access lines as of December 31, 2009, 2008 and 2007, respectively.

Operations

We operate our business through the following three segments: business markets, mass markets and wholesale markets. We group our products and services among three major categories, including:

•	strategic services, which include primarily private line, broadband, Qwest iQ Networking®, hosting, video, voice over Internet Protocol, or VoIP, and Verizon Wireless services;

•	legacy services, which include primarily local, long-distance, access, traditional wide area network, or WAN, and integrated services digital network, or ISDN, services; and

•	data integration.

We also sold Qwest-branded wireless services until October 31, 2009, and included those services as a fourth major category for 2009 and prior years. You can find more detailed information about our segments and major product and service categories below under the heading “Products, Services and Customers.”

Our revenue by segment, including a breakdown of our revenue by major product and service category, is as follows:

	Years Ended December 31,			% of Operating Revenue
	2009	2008	2007	2009	2008	2007
	(Dollars in millions)
Operating revenue by category:
Business markets:
Strategic services	$1,594	$1,419	$1,188	13%	10%	9%
Legacy services	1,942	2,109	2,248	16%	16%	16%

Total strategic and legacy services	3,536	3,528	3,436	29%	26%	25%
Data integration	557	571	476	4%	4%	3%

Total business markets revenue	4,093	4,099	3,912	33%	30%	28%

Mass markets:
Strategic services	$1,399	$1,335	$1,150	11%	10%	8%
Legacy services	3,508	3,946	4,294	29%	29%	31%

Total strategic and legacy services	4,907	5,281	5,444	40%	39%	39%
Qwest-branded wireless services(1)	112	459	535	1%	4%	4%

Total mass markets revenue	5,019	5,740	5,979	41%	43%	43%

Wholesale markets:
Strategic services	$1,222	$1,227	$1,196	10%	9%	9%
Legacy services	1,621	2,044	2,313	13%	15%	17%

Total wholesale markets revenue	2,843	3,271	3,509	23%	24%	26%

Total segment revenue	11,955	13,110	13,400	97%	97%	97%
Other revenue (primarily USF surcharges)	356	365	378	3%	3%	3%

Total operating revenue	$12,311	$13,475	$13,778	100%	100%	100%

(1)	As noted above, we stopped selling Qwest-branded wireless services on October 31, 2009. The decrease in Qwest-branded wireless services revenue in 2009 as compared to 2008 was primarily due to our transition to selling Verizon Wireless services. We categorize net revenue from Verizon Wireless services as strategic services revenue.

Substantially all of our revenue comes from customers located in the United States, and substantially all of our long-lived assets are located in the United States.

For additional financial information about our segments including total segment income for each of our segments, see Note 16—Segment Information to our consolidated financial statements in Item 8 of this report. We do not allocate our assets among our segments and therefore do not report total assets by segment.

Products, Services and Customers

Our products and services include a variety of data, Internet and voice services. Through our strategic partnerships with DIRECTV and Verizon Wireless, we also offer satellite digital television and wireless services to customers in our local service area. As noted above, we operate our business through three segments: business markets, mass markets and wholesale markets. We group our products and services among three major categories: strategic services, legacy services and data integration. Revenue from our strategic services represented 34% of our total revenue for the year ended December 31, 2009, and these services are our fastest growing source of revenue. We also sold Qwest-branded wireless services until October 31, 2009 and included those services as a fourth major category for 2009 and prior years.

We offer our business markets and mass markets customers the ability to bundle together several products and services. For example, we offer our mass markets customers integrated and unlimited local and long-distance services. These customers can also bundle two or more services such as broadband, video, voice and Verizon Wireless services. We believe these customers value the convenience of, and price discounts associated with, receiving multiple services through a single company.

Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic broadband cables and other equipment. The majority of our network is located in our local service area. Within our local service area, our network serves approximately 10.3 million access lines in 14 states and forms a portion of the public switched telephone network, or PSTN.

Business Markets

Our business markets customers include enterprise and government customers. Enterprise customers consist of local, national and global businesses.

Described below are the key products and services that we sell to our business markets customers. We sell these products and services through direct sales, partnership relationships and arrangements with third-party sales agents.

Strategic Services

Our business markets customers use our strategic services to access the Internet and Internet-based services, as well as to connect to private networks and to conduct internal and external data transmissions such as transferring files from one location to another. We also provide value-added services and integrated solutions that make communications more secure, reliable and efficient for our business markets customers. These services include primarily private line, Qwest iQ Networking®, hosting, broadband and VoIP services. Our marketing and sales efforts with respect to business markets customers increasingly focus on these growth services.

Private line. Our business markets customers use private line as a direct circuit or channel specifically dedicated for the purpose of directly connecting two or more sites. Private line offers a high-speed, secure solution for frequent transmission of large amounts of data between sites.

Qwest iQ Networking®. Qwest iQ Networking® is a Multi-Protocol Label Switching, or MPLS,-based service. MPLS is standards-approved data networking technology, compatible with existing asynchronous transfer mode, or ATM, and frame relay networks that can deliver the quality of service required to support real-time voice and video, as well as service level agreements that guarantee bandwidth. MPLS is deployed by many telecommunications providers and large businesses for use in their own national networks. This technology allows network operators a great deal of flexibility to divert and route traffic around link failures, congestion and bottlenecks.

Hosting. Hosting includes providing space, power, bandwidth and managed services in data centers. We also offer a variety of server and application management, back-up, disaster recovery, and professional web design services. We currently operate 16 hosting centers, or CyberCentersSM, in 12 metropolitan areas.

Broadband. We offer our business markets customers broadband services that allow customers to connect to the Internet through their existing telephone lines and fiber-optic cables at higher speeds than dial-up access. Substantially all of our broadband customers are located within our local service area.

VoIP. Our business markets customers use VoIP, a real-time, two-way voice communication service (similar to our traditional voice services) that originates in the Internet protocol over a broadband connection and often terminates on the PSTN.

Legacy Services

Our business markets legacy services include local, long-distance, traditional WAN services (including ATM, frame relay, dedicated Internet access, or DIA, and virtual private network, or VPN) and ISDN services. We originate, transport and terminate local services within our local service area. Local services consist primarily of basic local exchange and switching services. Long-distance services include domestic and international long-distance services and toll free services. Our international long-distance services include voice calls that either terminate or originate with our customers in the United States.

Data Integration

We also provide data integration to our business markets customers. Data integration involves the sale of telecommunications equipment located on customers’ premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and other business customers.

Mass Markets

Our mass markets customers include consumers and small businesses.

Described below are the key products and services that we sell to our mass markets customers. We sell these products and services using a variety of channels, including our sales and call centers, our website, telemarketing and retail stores and kiosks.

Strategic Services

Our mass markets customers generally use our strategic services to access the Internet, Internet-based services and video services. These strategic services include primarily broadband, video and Verizon Wireless services. Our marketing and sales efforts with respect to our mass markets customers increasingly focus on these growth services.

Broadband. Our broadband services allow customers to connect to the Internet through their existing telephone lines and fiber-optic cables at higher speeds than dial-up access. Substantially all of our broadband customers are located within our local service area.

Video. Our video services include primarily satellite digital television. These services are offered under an arrangement with DIRECTV that allows us to market, sell and bill for its services under its brand name.

Verizon Wireless services. Our wireless services are offered under an arrangement with Verizon Wireless that allows us to market, sell, and bill for its services under its brand name, primarily to customers who buy these services as part of a bundle with one or more of our other products and services. We began selling these services in the third quarter of 2008 under a five-year agreement entered into in April 2008.

Legacy Services

We offer our mass markets customers legacy services, consisting primarily of local and long-distance services. We originate, transport and terminate local services within our local service area. Local services consist of primarily basic local exchange and switching services. We also provide enhanced features with our local exchange services, such as caller ID, call waiting, call return, 3-way calling, call forwarding and voice mail.

Wholesale Markets

Our wholesale markets customers are other telecommunications carriers and resellers that purchase our products and services in large quantities to sell to their customers or that purchase our access services that allow them to connect their customers and their networks to our network.

Described below are the key products and services that we sell to our wholesale markets customers. We sell these products and services through direct sales, partnership relationships and arrangements with third-party sales agents.

Strategic Services

Nearly all of the strategic services revenue we generate from wholesale markets customers is from private line services. Our wholesale customers use our private line services to connect their customers and their networks to our network. We also provide private line services to wireless service providers that use our fiber-optic services to support their next generation wireless networks.

Legacy Services

Our wholesale markets legacy services include long-distance, access, local and traditional WAN services. Local services include primarily unbundled network elements, or UNEs, which allow our wholesale customers to use our network or a combination of our network and their own networks to provide voice and data services to their customers. Our local services also include network transport, billing services and access to our network by other telecommunications providers and wireless carriers. These services allow other telecommunications companies to provide telecommunications services that originate or terminate on our network. Long-distance services include domestic and international long-distance services.

Access services include fees that we charge to other telecommunications providers to connect their customers and their networks to our network so that they can provide long-distance, transport, data, wireless and Internet services.

Other

We also generate other operating revenue from USF surcharges and the leasing and subleasing of space in our office buildings, warehouses and other properties. We centrally manage this revenue, and consequently it is not assigned to any of our three segments described above. The majority of our real estate properties are located in our local service area.

Importance, Duration and Effect of Patents, Trademarks and Copyrights

Either directly or through our subsidiaries, we own or have licenses to various patents, trademarks, trade names, copyrights and other intellectual property necessary to conduct our business. We believe it is unlikely that we could lose any intellectual property rights that are material to our business.

Competition

We compete in a rapidly evolving and highly competitive market, and we expect intense competition to continue. Regulatory developments and technological advances have increased opportunities for alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the telecommunications industry has experienced some consolidation and several of our competitors have consolidated with other telecommunications providers. The resulting consolidated companies are generally larger, have more financial and business resources and have greater geographical reach than we do.

Business Markets

As discussed below, competition for many of our business markets services is based in part on bundled offerings. We believe business markets customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. As such, we continue to focus on expanding and improving our bundled offerings.

Strategic Services

In providing strategic services to our business markets customers, we compete primarily with national telecommunications providers, such as AT&T Inc. and Verizon Communications Inc. We also compete with smaller telecommunications providers, regional providers and wireless providers, as well as large integrators that provide customers with data services thereby taking traffic off of our network.

Competition for business markets strategic services is driven by price and bundled offerings. Private line and Qwest iQ Networking® services also compete on network reach and reliability, while hosting, broadband and VoIP services also compete on bandwidth and quality.

Legacy Services

Although our status as an incumbent local exchange carrier, or ILEC, continues to provide us some advantages in providing local services in our local service area, we continue to face significant competition in this market. In providing local services, we compete primarily with competitive local exchange carriers, or CLECs, and competition is based primarily on price and bundled offerings. We also face competition from wireless providers, resellers and sales agents (including ourselves) and from broadband service providers, including cable companies, as a result of product substitution.

In providing long-distance services to our business markets customers, we compete primarily with national telecommunications providers, such as AT&T Inc. and Verizon Communications Inc. These competitors often have significant name recognition in the national long-distance markets and also have substantial financial and technological resources that allow them to compete more effectively against us. In addition, as some national telecommunications providers have consolidated to form larger companies, their name recognition and financial and technological resources have increased. We also increasingly compete with wireless providers and broadband service providers, including cable companies and VoIP providers. Competition in the long-distance market is based primarily on price and product bundled offerings.

Some of our competitors are subject to fewer regulations than we are, which affords them competitive advantages against us. Under federal regulations, telecommunication providers are able to interconnect their networks with ours, resell our services or lease separate parts of our network in order to provide competitive services. Generally, we have been required to provide these functions and services at wholesale rates, which allows our competitors to sell their services at lower prices. However, these rules have been and continue to be reviewed by state and federal regulators. For additional discussion of regulations affecting our business, see “Regulation” below. In addition, wireless and broadband service providers generally are subject to less or no regulation, which may allow them to operate with lower costs than we are able to operate.

In providing other legacy services, such as traditional WAN services and ISDN, we compete primarily with national telecommunications providers and cable companies. Competition for these other legacy services is based primarily on price and bundled offerings.

Data Integration

In providing data integration to our business markets customers, we compete primarily with large integrators, equipment providers and national telecommunication providers. Competition is based on package offerings, and as such we focus on providing these customers individualized and customizable packages. We provide some of our data integration through packages that include other strategic and legacy services. As such, in providing data integration we often face many of the same competitive pressures as we face in providing strategic and legacy services, as discussed above.

Mass Markets

As discussed below, competition for many of our mass markets services is based in part on bundled offerings. We believe mass markets customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. As such, we continue to focus on expanding and improving our bundled offerings.

Strategic Services

In providing broadband services to our mass markets customers, we compete primarily with cable companies and other broadband service providers. Competition is based on price, bandwidth, network reach, service, promotions and bundled offerings. In reselling DIRECTV video services, we compete primarily with cable companies.

Competition is based on price, content, quality, promotions and bundled offerings. Many of our competitors for these strategic services are not subject to the same regulatory requirements as we are, and therefore they are able to avoid significant regulatory costs and obligations.

The market for wireless services is highly competitive. In reselling Verizon Wireless services, we compete with national and regional carriers, as well as other sales agents and resellers. We market and sell wireless services to customers who are buying these services as part of a bundle with one or more of our other services. Competition is based on coverage area, price, services, features, handsets, technical quality and customer service.

Legacy Services

Although our status as an ILEC continues to provide us some advantages in providing local services in our local service area, we increasingly face significant competition in this market. An increasing number of consumers are willing to substitute cable and wireless for traditional voice telecommunications services. This has led to an increase in the number and type of competitors within our industry and a decrease in our market share. As a result of this product substitution, we face greater competition in providing local and long-distance services from wireless providers, resellers and sales agents (including ourselves) and from broadband service providers, including cable companies. We also continue to compete with traditional telecommunications providers, such as national carriers, smaller regional providers, CLECs and independent telephone companies.

Competition for mass markets customers is based primarily on pricing, packaging of services and features, quality of service and meeting customer care needs. In addition, we and our competitors continue to develop and deploy more innovative product bundling, enhanced features and combined billing options in an effort to retain and gain customers. While we rely on reseller or sales agency arrangements to provide some of our bundled services, some of our competitors are able to provide all of their bundled services directly, which may provide them a competitive advantage. We believe our mass markets customers value the convenience of, and price discounts associated with, receiving multiple services through a single company.

Similar to the competitive market for business markets customers, many of our competitors for mass markets customers are subject to fewer regulations than we are and are therefore afforded competitive advantages against us, as discussed above.

Wholesale Markets

Strategic Services

In providing private line services to our wholesale markets customers, we compete primarily with national telecommunications providers, such as AT&T Inc. and Verizon Communications Inc. Additionally we are experiencing increased competition for private line services from cable companies. A small number of our wholesale markets customers are important contributors to this segment’s revenue.

Competition for private line services is based primarily on price, as well as network reach, bandwidth, quality, reliability and customer service. Although we are experiencing intense competition in this market, we believe we are favorably positioned due to our strong presence in our local service area.

Legacy Services

The market for wholesale legacy services is highly competitive. In providing long-distance services to our wholesale customers, we compete primarily with national telecommunications providers. Competition in the wholesale long-distance market is based primarily on price; however customer service, quality and reliability can also be influencing factors. Our resale and UNE customers are experiencing the same competition with CLECs for local services customers as we are, as discussed in mass markets and business markets above. We also compete with some of our own wholesale markets customers that are deploying their own networks to provide customers with local services. By doing so, these competitors take traffic off of our network.

We provide access services to other telecommunications providers to connect their customers and their networks to our network so that they can provide long-distance, transport, data, wireless and Internet services. We face significant competition for access services from CLECs, cable companies, resellers and wireless service providers. Our access service customers face competitive pressures in their businesses that are similar to those we face with respect to strategic and legacy services. To the extent that these competitive pressures result in decreased demand for their services, demand for our access services also declines.

Regulation

We are subject to significant regulation by the Federal Communications Commission, or FCC, which regulates interstate communications, and state utility commissions, which regulate intrastate communications. These agencies issue rules to protect consumers and promote competition; they set the rates that telecommunication companies charge each other for exchanging traffic; and they have established funds (called universal service funds) to support provision of services to high-cost areas. In most states, local voice service, switched and special access services, and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region. In addition, we are required to maintain licenses with the FCC and with utility commissions in most states. Laws and regulations in many states restrict the manner in which a licensed entity can interact with affiliates, transfer assets, issue debt and engage in other business activities, and many mergers and acquisitions require approval by the FCC and some state commissions.

In this section, we describe potentially significant regulatory changes that we face, including: state commission review of the rates we charge for local telephone service and FCC proposals to reform universal service funds, change the rates carriers charge each other for exchanging traffic, and change the rates we can charge for special access services.

Interconnection

In our local service area, we are required by law to interconnect with other telecommunications providers and to allow competing local exchange carriers to resell our services and use our facilities as unbundled network elements. State commissions periodically conduct proceedings to change the rates we are allowed to charge for these services, and those proceedings can result in changes to our wholesale markets revenue. The FCC and state commissions are also considering designating additional geographic areas where we would be allowed to charge higher, market-based rates for these services.

Intercarrier Compensation and Access Pricing

The FCC has initiated a number of proceedings that could affect the rates and charges for services that we sell to or purchase from other carriers and for traffic that we exchange with other carriers. The FCC has been considering comprehensive reform of these charges, known as “intercarrier compensation,” in a proceeding that could result in fundamental changes in the charges we collect from and pay to other carriers. This proceeding may not be completed for some time. State commissions also periodically open proceedings to change the rates that we or other local carriers charge to terminate and originate intrastate calls. The FCC, state commissions and federal courts are also reviewing intercarrier compensation issues relating to IP services, including whether we should pay intercarrier compensation to carriers for traffic bound for Internet service providers that cross local exchange boundaries (known as “VNXX traffic”) and whether VoIP providers must pay carrier access charges. In 2009, we received approximately $400 million in switched access revenue (which includes a significant amount of related services not subject to these proceedings), and we paid a greater amount to other carriers for switched access.

The FCC also has an open proceeding to examine whether rates should be reduced for high-capacity facilities that local exchange carriers, like Qwest, sell to other companies. Some parties have proposed changes to the FCC’s rules that would significantly reduce our revenues from these facilities. This proceeding remains pending before the FCC. In 2009, we received approximately $1.4 billion for interstate special access services (excluding digital subscriber line), but not all of that revenue is at issue in the FCC’s special access proceeding. Most proposals submitted in the proceeding would impact only lower-capacity services and not higher-capacity fiber-based services, and many proposals would impact services only in geographic areas where the FCC has granted us pricing flexibility. If the FCC does mandate lower prices, we will benefit from lower prices for the special access services we purchase from other carriers, which totaled $558 million in 2009.

Regulatory proceedings are pending in numerous jurisdictions regarding rural local exchange carriers that have inflated the demand for their terminating services by entering into arrangements with companies providing free calling services. We have disputed and withheld payment on the charges billed by many of these rural carriers. The FCC released an order in November 2009 ruling in our favor that a rural provider’s interstate switched access tariffs did not apply to this traffic. In another case brought by us against several rural carriers, the Iowa Utilities Board issued an order in our favor in September 2009 ruling that the rural carriers’ intrastate switched access tariffs did not apply to this traffic. Other proceedings addressing these matters are pending before the FCC, the Minnesota state commission and federal courts.

Universal Service

The FCC maintains a number of universal service programs that are intended to ensure affordable telephone service for all Americans, including low-income consumers and those living in rural areas that are costly to serve, and ensure access to advanced telecommunications services for schools, libraries and rural health care providers. These programs, which totaled over $7 billion annually in recent years, are funded through contributions by interstate telecommunications carriers, which are generally passed through to their end-users. The FCC is actively considering a new contribution methodology, which, if adopted, could significantly increase our universal service contributions. While we would have the right to pass these charges on to our customers, the additional charges could affect the demand for certain telecommunications services.

In 2009, we received approximately $66 million in federal universal service high-cost subsidies. The FCC is actively considering changes in the structure and distribution methodology of its universal service programs. Additionally, in 2005, the Tenth Circuit Court of Appeals remanded the FCC’s universal service high cost rules for failure to comply with federal law, and the FCC has an open proceeding to consider how to comply with the order. The FCC is also considering whether to reconfigure its universal service funds to support broadband services. The resolution of these proceedings ultimately could affect the amount of universal service support we receive.

In 2009, we received approximately $87 million in state universal service high-cost subsidies. State commissions and legislatures may review and alter their respective state universal service programs, and, as a result, our distributions may be affected.

Network Neutrality

In October 2009, the FCC initiated a proceeding to consider adopting network neutrality rules applicable to providers of broadband Internet access services. In general, network neutrality refers to government policies designed to safeguard and promote an open Internet. Among other things, network neutrality rules could affect our ability to charge for enhanced or prioritized broadband Internet access services. This proceeding remains pending before the FCC.

Employees

	December 31,			Increase/(Decrease)		% Change
	2009	2008	2007	2009 v 2008	2008 v 2007	2009 v 2008	2008 v 2007
Management employees	14,581	15,792	16,171	(1,211)	(379)	(8)%	(2)%
Occupational employees	15,557	17,145	20,672	(1,588)	(3,527)	(9)%	(17)%

Total employees	30,138	32,937	36,843	(2,799)	(3,906)	(8)%	(11)%

Our occupational employees are covered by collective bargaining agreements with the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW. Our current four-year agreements with the CWA and IBEW expire on October 6, 2012. See the discussion of risks relating to our labor relations in “Risk Factors—Other Risks Relating to Qwest” in Item 1A of this report.

Website Access and Important Investor Information

Our website address is www.qwest.com, and we routinely post important investor information in the “Investor Relations” section of our website at investor.qwest.com. The information contained on, or that may be accessed through, our website is not part of this annual report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports in the “Investor Relations” section of our website under the heading “SEC Filings.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission, or SEC.

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

These codes of conduct, as well as copies of our guidelines on significant governance issues and the charters of our audit committee, compensation and human resources committee and nominating and governance committee, are available in the “Corporate Governance” section of our website at investor.qwest.com/corporate-governance or in print to any stockholder who requests them by sending a written request to our Corporate Secretary at Qwest Communications International Inc., 1801 California Street, Denver, Colorado 80202.

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

We are continually evaluating our responses to these competitive pressures. Some of our more recent responses are expanded broadband capabilities and strategic partnerships. We also remain focused on customer service and providing customers with simple and integrated solutions, including, among other things, product bundles and packages. However, we may not be successful in these efforts. We may not be able to distinguish our offerings and service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller or sales agent such as wireless and video services. If these initiatives are unsuccessful or insufficient, we are otherwise unable to sufficiently stem or offset our continuing access line losses and our revenue declines significantly without corresponding cost reductions, this would adversely affect our operating results and financial condition, as well as our ability to service debt, pay other obligations and enhance shareholder returns.

Unfavorable general economic conditions in the United States could negatively impact our operating results and financial condition.

Unfavorable general economic conditions, including the unstable economy and the current credit market environment, could negatively affect our business. While it is often difficult for us to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. One or more of these circumstances could cause our revenue to decline. Also, our customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. In addition, as discussed below under the heading “Risks Affecting our Liquidity,” due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to service debt, pay other obligations and enhance shareholder returns.

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

The telecommunications industry is experiencing significant technological changes, and our ability to execute our business plans and compete depends upon our ability to develop and deploy new products and services. The development and deployment of new products and services could also require substantial expenditure of financial and other resources in excess of contemplated levels. If we are not able to develop new products and services to keep pace with technological advances, or if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect our operating results and financial condition, as well as our ability to service debt, pay other obligations and enhance shareholder returns.

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

As described in “Legal Proceedings” in Item 3 of this report, the KPNQwest matters present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. In addition, the outcome of one or more of these matters could have a negative impact on the outcomes of the other matters. We continue to defend against these matters vigorously and are currently unable to provide any estimate as to the timing of their resolution.

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

We are subject to significant regulation by the FCC, which regulates interstate communications, and state utility commissions, which regulate intrastate communications. Generally, we must obtain and maintain certificates of authority from the FCC and regulatory bodies in most states where we offer regulated services, and we are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative. See additional information about regulations affecting our business in “Business—Regulation” in Item 1 of this report.

Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. A number of state legislatures and state utility commissions have adopted reduced or modified forms of regulation for retail services. These changes also generally allow more flexibility for rate changes and for new product introduction, and they enhance our ability to respond to competition. Despite these regulatory changes, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which could expose us to unanticipated price declines. For instance, in 2010 the state utility commission in Arizona may consider a price cap plan that will govern the rates that we charge in that state. The FCC is also considering changing the rates that carriers can charge each other for originating, carrying and terminating traffic and for local access facilities. Also under review by the FCC and state commissions are the intercarrier compensation issues arising from the delivery of traffic destined for entities that offer conference and chat line services for free (known in the industry as “access stimulation,” or “traffic pumping”), and of traffic bound for Internet service providers that cross local exchange boundaries (known as “VNXX traffic”). The FCC and state commissions are also considering changes to funds they have established to subsidize service to high-cost areas. Changes to how those funds are distributed could result in us receiving less in universal service funding, and changes to how the funds are collected could make some of our services less competitive. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

We continue to carry significant debt. As of December 31, 2009, our consolidated debt was approximately $14.2 billion. Approximately $5.8 billion of our debt obligations comes due over the next three years. This amount includes $1.265 billion of our 3.50% Convertible Senior Notes due 2025 (referred to as our 3.50% Convertible Senior Notes), which we may elect to redeem at any time on or after November 20, 2010 and holders may require us to repurchase for cash on November 15, 2010. In addition, holders of these 3.50% Convertible Senior Notes may also elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate the future condition of our company, the credit markets or the economy generally. We may have unexpected costs and liabilities, and we may have limited access to financing. In addition, we have $193 million of potential stock repurchases remaining under our previously disclosed stock repurchase program, and it is the current expectation of our Board of Directors that we will continue to pay a quarterly cash dividend. Cash used by us to purchase our common stock or to pay dividends will not be available for other purposes, including the repayment of debt.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. Due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if holders of the 3.50% Convertible Senior Notes elect to convert their notes because market-based conversion provisions are met or require us to repurchase their notes for cash on November 15, 2010, if we are required to contribute a material amount of cash to our pension plan, if we are required to begin to pay other post-retirement benefits significantly earlier than is anticipated, or if we become subject to significant judgments or settlements in one or more of the matters discussed in “Legal Proceedings” in Item 3 of this report. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

Our $1.035 billion revolving credit facility (referred to as the Credit Facility), which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain of our other debt issues have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the legal matters discussed in “Legal Proceedings” in Item 3 of this report. See “Liquidity and Capital Resources—Near-Term View” in Item 7 of this report for additional information about the Credit Facility.

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

Adverse changes in the value of assets or obligations associated with our employee benefit plans could negatively impact our liquidity.

We maintain a qualified pension plan, a non-qualified pension plan and post-retirement benefit plans. The funded status of these plans is the difference between the value of all plan assets and benefit obligations. The accounting unfunded status of our pension plan was $790 million at December 31, 2009. The process of calculating benefit obligations is complex. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in our benefit obligations or a significant decrease in the value of plan assets. With respect to our qualified pension plan, adverse changes could require us to contribute a material amount of cash to the plan or could accelerate the timing of any required cash payments. We will not be required to make a cash contribution to this plan in 2010. Based on currently available information, our projected required contribution in 2011 is $0 to $120 million. The information necessary to finalize our 2011 contribution calculations will not be available until later in 2010. It is also very likely, based on current funding laws and regulations, that significantly higher contributions will be required in 2012 and beyond. The amount of any required contributions in 2012 and beyond will depend on earnings on investments, discount rates, changes in the plan and funding laws and regulations. Any future material cash contributions in 2011 and beyond could have a negative impact on our liquidity by reducing our cash flows.

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

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 7 of this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

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

•	general conditions in the telecommunications industry, including regulatory developments.

Health care reform in the United States could increase the costs of maintaining our post-retirement health benefit programs.

The U.S. Congress is considering legislation addressing health care reform. If enacted, this legislation could have a significant ongoing impact on our tax liabilities and the costs of maintaining our employee health and post-retirement benefit programs, which would significantly impact our annual net income and cash flows. Any enacted legislation could also have a significant non-recurring impact on our net income in the period of enactment. For example, current reform proposals would disallow federal income tax deductions for retiree prescription drug benefits to the extent we receive reimbursements for those benefits under the Medicare Part D program. This change would increase the cost to us of this employee benefit program, resulting in a non-recurring increase in our income tax expense and an associated reduction in our net income of approximately $112 million to $129 million in the period in which the law is enacted. We cannot predict whether any law relating to health care reform will ultimately be enacted, the terms or timing of any such law, or whether we would make any changes to our benefit programs as a result of any such law.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal properties do not lend themselves to simple description by character and location. The components of our gross investment in property, plant and equipment consisted of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Components of gross investment in property, plant and equipment:
Land and buildings	7%	8%
Communications equipment	43%	43%
Other network equipment	46%	45%
General-purpose computers and other	4%	4%

Total	100%	100%

Our property, plant and equipment are used in our business markets, mass markets and wholesale markets segments. We evaluate depreciation, amortization and impairment charges on a total company basis because we do not allocate assets to our segments. As a result, these charges are not generally assigned to any segment.

Land and buildings consists of land, land improvements, central office and certain administrative office buildings. Communications equipment consists primarily of switches, routers and transmission electronics. Other network equipment includes primarily conduit and cable. General-purpose computers and other consists principally of computers, office equipment, vehicles and other general support equipment. We own substantially all of our telecommunications equipment required for our business. However, we lease certain facilities and equipment under various capital lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets. Due to favorable economics, we have increasingly turned to financing our assets through capital leases. Total gross investment in property, plant and equipment was approximately $46.6 billion and $46.8 billion as of December 31, 2009 and 2008, respectively, before deducting accumulated depreciation.

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

ITEM 3. LEGAL PROCEEDINGS

In this section, when we refer to a class action as “putative” it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent.

To the extent appropriate, we have accrued liabilities for the matters described below.

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

KPNQwest Litigation/Investigation

On January 27, 2009, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which we were a major shareholder) filed a lawsuit in the federal district court for the District of Colorado alleging violations of the Racketeer Influenced and Corrupt Organizations Act and breach of duty and mismanagement under Dutch law. We are a defendant in this lawsuit along with Joseph P. Nacchio, our former chief executive officer, Robert S. Woodruff, our former chief financial officer, and John McMaster, the former president and chief executive officer of KPNQwest. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also seek treble and punitive damages as well as an award of plaintiffs’ attorneys’ fees and costs. A lawsuit asserting the same claims that was previously filed in the federal district court for the District of New Jersey was dismissed without prejudice, and that dismissal was affirmed on appeal.

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, located in the Netherlands, against us, KPN Telecom B.V., Koninklijke KPN N.V. (referred to as KPN), Mr. Nacchio, Mr. McMaster, and other former employees or supervisory board members of us, KPNQwest or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $314 million based on the exchange rate on December 31, 2009).

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court. As amended and following the appeal of a partial summary judgment against plaintiffs which was affirmed in part and reversed in part, plaintiffs allege, among other things, that defendants violated state securities laws in connection with plaintiffs’ investments in KPNQwest securities. We are a defendant in this lawsuit along with Qwest B.V. (one of our subsidiaries), Mr. Nacchio and Mr. McMaster. The Arizona Superior Court dismissed most of plaintiffs’ claims, and plaintiffs voluntarily dismissed the remainder of their claims. Plaintiffs appealed the court’s decision to the Arizona Court of Appeals, which affirmed the Arizona Superior Court’s decision. Plaintiffs claim to have lost approximately $9 million in their investments in KPNQwest, and are also seeking interest and attorneys’ fees.

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

Other Matters

Several putative class actions relating to the installation of fiber-optic cable in certain rights-of-way were filed against us on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas.

For the most part, the complaints challenge our right to install our fiber-optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge our right to install fiber-optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own the right-of-way as an easement that did not include the right to permit us to install our fiber-optic cable in the right-of-way without the plaintiffs’ consent. Most actions (California, Colorado, Georgia, Kansas, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states. The Massachusetts action purports to be on behalf of state-wide classes in all states in which Qwest has fiber-optic cable in railroad rights-of-way (other than Louisiana and Tennessee), and also on behalf of two classes of landowners whose properties adjoin railroad rights-of-way originally derived from federal land grants. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which our network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On September 10, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. On December 9, 2009, the court issued a revised ruling that, among other things, denied a motion for approval as moot and dismissed the matter for lack of subject matter jurisdiction.

Qwest Communications Company, LLC, or QCC, is a defendant in litigation filed by several billing agents for the owners of payphones seeking compensation for coinless calls made from payphones. The matter is pending in the United States District Court for the District of Columbia. Generally, the payphone owners claim that QCC underpaid the amount of compensation due to them under FCC regulations for coinless calls placed from their phones onto QCC’s network. The claim seeks compensation for calls, as well as interest and attorneys’ fees. QCC will vigorously defend against this action.

A putative class action filed on behalf of certain of our retirees was brought against us, the Qwest Group Life Insurance Plan and other related entities in federal district court in Colorado in connection with our decision to reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that we and other defendants were obligated to continue their life insurance benefit at the levels in place before we decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. The district court ruled in our favor on the central issue of whether we properly reserved our right to reduce the life insurance benefit under applicable law and plan documents. The plaintiffs subsequently amended their complaint to assert additional claims. The court has since dismissed or granted summary judgment to us on all of the plaintiffs’ claims. Plaintiffs’ motion for reconsideration is pending before the court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Qwest Common Stock

Our common stock is listed on the New York Stock Exchange under the trading symbol “Q.” On February 12, 2010, we had approximately 260,000 stockholders of record, although there are significantly more beneficial holders of our common stock. The following table sets forth the high and low sales prices per share of our common stock for the periods indicated.

	Market Price
	High	Low
2009
Fourth quarter	$4.43	$3.42
Third quarter	4.17	3.30
Second quarter	4.87	3.36
First quarter	4.04	2.86

2008
Fourth quarter	$3.66	$2.05
Third quarter	4.15	3.15
Second quarter	5.55	3.78
First quarter	7.07	4.44

Our Board of Directors declared the following dividends in 2008 and 2009:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
December 16, 2009	February 19, 2010	$0.08	$138	March 12, 2010
October 14, 2009	November 20, 2009	$0.08	$138	December 11, 2009
July 27, 2009	August 21, 2009	$0.08	$138	September 11, 2009
April 15, 2009	May 22, 2009	$0.08	$138	June 12, 2009
December 10, 2008	February 13, 2009	$0.08	$136	March 6, 2009
October 16, 2008	November 14, 2008	$0.08	$136	December 5, 2008
July 17, 2008	August 8, 2008	$0.08	$138	August 29, 2008
April 17, 2008	May 9, 2008	$0.08	$140	May 30, 2008

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

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock or shares surrendered to satisfy tax obligations during the fourth quarter of 2009:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
Period
October 2009	4,352	$3.77	—	$193,126,784
November 2009	13,133	$3.75	—	$193,126,784
December 2009	—	$0.00	—	$193,126,784

Total	17,485		—

(1)	Amounts represent shares of common stock delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our Equity Incentive Plan.
(2)	In October 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock. Our Board has extended the timeframe to complete these repurchases, which were originally scheduled to be completed in 2008. As of December 31, 2009, we had repurchased a total of $1.807 billion of common stock under this program.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and notes thereto in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. The comparability of the following selected financial data is significantly impacted by various changes in accounting principles including:

•

the adoption of Financial Accounting Standards Board, or FASB, Interpretation No., or FIN, 48, “Accounting for Uncertainty in Income Taxes” (Accounting Standards Codification, or ASC, 740) (referred to as FIN 48), which was effective for us on January 1, 2007;

•

the adoption of Statement of Financial Accounting Standards, or SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (ASC 715), which was effective for us on December 31, 2006; and

•	the adoption of Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment” (ASC 718), which was effective for us on January 1, 2006.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in millions, shares in thousands except per share amounts)
Operating revenue	$12,311	$13,475	$13,778	$13,923	$13,903
Operating expenses	10,336	11,378	12,022	12,368	13,048
Income (loss) before income taxes and cumulative effect of changes in accounting principles	903	1,051	620	517	(765)
Income (loss) before cumulative effect of changes in accounting principles	662	652	2,890	553	(762)
Cumulative effect of changes in accounting principles, net of taxes	—	—	—	—	(22)
Net income (loss)(1)	662	652	2,890	553	(784)

Earnings (loss) per common share:
Basic	$0.38	$0.38	$1.57	$0.29	$(0.43)
Diluted	0.38	0.37	1.50	0.28	(0.43)

Weighted average common shares outstanding:
Basic	1,709,346	1,728,731	1,829,244	1,889,857	1,836,374
Diluted	1,713,498	1,730,206	1,915,167	1,965,751	1,842,838

Dividends declared per common share	$0.32	$0.32	$0.08	$—	$—

Other data:
Cash provided by operating activities	$3,307	$2,931	$3,026	$2,789	$2,313
Cash used for investing activities	1,406	1,693	1,601	1,700	459
Cash used for financing activities	60	1,575	1,764	694	2,159
Expenditures for property, plant and equipment and capitalized software	1,409	1,777	1,669	1,632	1,613

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in millions)
Balance sheet data:
Cash and cash equivalents	$2,406	$565	$902	$1,241	$846
Total assets	20,380	20,141	22,471	21,234	21,491
Total debt(2)	14,200	13,555	14,098	14,695	15,242
Total debt to total capital ratio(3)	109%	111%	96%	109%	124%

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in Item 7 of this report for a discussion of unusual items affecting the results for 2009, 2008 and 2007. Results for 2006 were affected by the changes in accounting principles described above the table and results for 2005 were affected by the following items (shown net of taxes):

•	a gain on sale of assets of $263 million ($0.14 per basic and diluted common share) due to the sale of all of our wireless licenses and substantially all of our related wireless network assets,

•	$114 million ($0.06 per basic and diluted common share) of restructuring, realignment and severance expenses, and

•	a loss on early retirement of debt of $462 million ($0.25 per basic and diluted common share).

(2)	Total debt is the sum of current portion of long-term borrowings and long-term borrowings—net on our consolidated balance sheets. For total obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations” in Item 7 of this report.
(3)	The total debt to total capital ratio is a measure of the percentage of total debt in our capital structure. The ratio is calculated by dividing total debt by total capital. Total debt is the sum of current portion of long-term borrowings and long-term borrowings—net on our consolidated balance sheets. Total capital is the sum of total debt and total stockholders’ equity or deficit.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report constitute forward-looking statements. See “Business—Special Note Regarding Forward-Looking Statements” in Item 1 of this report for additional factors relating to these statements, and see “Risk Factors” in Item 1A of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Business Overview and Presentation

We offer data, Internet, video and voice services nationwide and globally. We generate the majority of our revenue from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

Our operating revenue is primarily generated from our business markets, mass markets and wholesale markets segments. We group our products and services among major categories of products and services. During the third quarter of 2009, we changed these categories and began using the following four categories:

•	Strategic services, which include primarily private line, broadband, Qwest iQ Networking®, hosting, video, voice over Internet Protocol, or VoIP, and Verizon Wireless services;

•	Legacy services, which include primarily local, long-distance, access, traditional wide area network, or WAN and integrated services digital network, or ISDN, services;

•

Qwest-branded wireless services are wireless services that we provided through our mass markets segment under an arrangement with a wireless provider. We stopped providing these services on October 31, 2009; and

•

Data integration is telecommunications equipment we sell that is located on customers’ premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers.

We adopted FASB Staff Position, or FSP, APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FASB ASC 470) (“FSP APB 14-1”) effective January 1, 2009. We applied this FSP retrospectively to all periods presented in our consolidated financial statements. For additional information related to this FSP, see Recently Adopted Accounting Pronouncements below. We have reclassified certain prior year revenue, expense and access line amounts to conform to the current year presentation.

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 of this report.

Business Trends

Our financial results were impacted by several significant trends, which are listed below. We expect that these trends will continue to affect our results of operations, cash flows or financial position. Most of these trends also impact our segment results, and therefore we provide a detailed discussion of these trends under the heading “Segment Results” below. Because we do not allocate capital expenditures or our combined net periodic pension and post-retirement benefit expenses to our segments, the related trends do not impact any of our segments. Instead, we provide a discussion of these expenses under the headings “Operating Expenses—General, Administrative and Other Operating Expenses,” “Liquidity and Capital Resources—Long-Term View” and “Liquidity and Capital Resources—Historical View—Investing Activities” below.

•	Growth in strategic services

•	Product bundling and promotions

•	Greater operating efficiencies

•	Continuing loss of access lines

•	Elimination of Qwest-branded wireless revenue and expenses

•	Pension funding and pension expense

•	Disciplined capital expenditures

While these trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in Item 1A of this report may also materially impact our business operations and financial results.

Results of Operations

Overview

Each of our segments use our network to generate revenue by providing data, Internet and voice services to its customers, as described further below. Through our strategic partnerships with DIRECTV and Verizon Wireless, we also offer satellite digital television and wireless services to customers in our local service area. Depending on the products or services purchased, a customer may pay a service activation fee, a monthly service fee, a usage charge or a combination of these.

•	Business markets. This segment provides data, Internet and voice services to our enterprise and government customers. Our business markets products and services include:

•	Strategic services, which include primarily private line, Qwest iQ Networking®, hosting, broadband and VoIP services;

•	Legacy services, which include primarily local, long-distance, traditional WAN, and ISDN services;

•

Data integration, which is telecommunications equipment we sell located on customers’ premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers.

•	Mass markets. This segment provides data, Internet, voice and resold video and wireless services to consumers and small business customers. Our mass markets products and services include:

•	Strategic services, which include primarily broadband, video and Verizon Wireless services;

•	Legacy services, which include primarily local and long-distance services; and

•	Qwest-branded wireless services (until October 31, 2009).

•	Wholesale markets. This segment provides data, Internet and voice services primarily to other telecommunications providers. Our wholesale markets products and services include:

•	Strategic services, which are predominately private line services provided to other carriers; and

•	Legacy services, which include primarily long-distance, access, local and traditional WAN services.

We also generate other revenue from USF surcharges and the leasing and subleasing of space in our office buildings, warehouses and other properties. We centrally manage this revenue, and consequently it is not assigned to any of our segments.

Expenses for each of our segments include direct expenses incurred by the segment and other expenses assigned to the segment. Direct expenses incurred by the segment include segment specific employee-related costs (excluding any severance expenses and combined net periodic pension and post-retirement benefits expenses), bad debt, equipment sales costs and other non-employee related costs such as customer support, collections, marketing and advertising. Other expenses assigned to the segments include network expenses, facility costs and other costs such as fleet, product management and real estate costs related to hosting and retail centers. Assigned expenses are determined by applying an activity-based costing methodology. We periodically review the methodology used to assign expenses to our segments. Changes to the methodology are reflected in prior period segment data for comparative purposes.

We centrally manage expenses for administrative services (such as finance, computer systems development and support, real estate, legal and human resources), severance costs, restructuring charges and combined net periodic pension and post-retirement benefits expenses for all employees and retirees; consequently, these expenses are not assigned to our segments. We evaluate depreciation, amortization, information technology impairment charges and interest expense on a total company basis because we do not allocate assets or debt to specific segments. As a result, these items, along with other non-operating income or expenses, are not assigned to any segment. Therefore, the segment results presented below are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

The following table summarizes our results of operations for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,			Increase/(Decrease)		% Change
	2009	2008	2007	2009 v 2008	2008 v 2007	2009 v 2008	2008 v 2007
	(Dollars in millions, except per share amounts)
Operating revenue by category:
Strategic and legacy services:
Strategic services	$4,215	$3,981	$3,534	$234	$447	6%	13%
Legacy services	7,071	8,099	8,855	(1,028)	(756)	(13)%	(9)%

Total strategic and legacy services	11,286	12,080	12,389	(794)	(309)	(7)%	(2)%
Qwest-branded wireless services	112	459	535	(347)	(76)	(76)%	(14)%
Data integration	557	571	476	(14)	95	(2)%	20%

Total segment revenue	11,955	13,110	13,400	(1,155)	(290)	(9)%	(2)%
Other revenue (primarily USF surcharges)	356	365	378	(9)	(13)	(2)%	(3)%

Total operating revenue	12,311	13,475	13,778	(1,164)	(303)	(9)%	(2)%
Operating expenses	10,336	11,378	12,022	(1,042)	(644)	(9)%	(5)%
Other expense—net	1,072	1,046	1,136	26	(90)	2%	(8)%

Income before income taxes	903	1,051	620	(148)	431	(14)%	70%
Income tax (expense) benefit	(241)	(399)	2,270	158	(2,669)	40%	nm

Net income	$662	$652	$2,890	$10	$(2,238)	2%	(77)%

Earnings per common share:
Basic	$0.38	$0.38	$1.57	$—	$(1.19)	—%	(76)%
Diluted	$0.38	$0.37	$1.50	$0.01	$(1.13)	3%	(75)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

The following table summarizes our results of operations as a percentage of total operating revenue for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
	(in percentages of total operating revenue)
Operating revenue by category:
Strategic and legacy services:
Strategic services	34%	30%	26%
Legacy services	58%	60%	64%

Total strategic and legacy services	92%	90%	90%
Qwest-branded wireless services	—%	3%	4%
Data integration	5%	4%	3%

Total segment revenue	97%	97%	97%
Other revenue (primarily USF surcharges)	3%	3%	3%

Total operating revenue	100%	100%	100%
Operating expenses	84%	84%	87%
Other expense—net	9%	8%	8%

Income before income taxes	7%	8%	5%
Income tax (expense) benefit	(2)%	(3)%	16%

Net income	5%	5%	21%

The following table summarizes some of our key operational measures for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,			Increase/(Decrease)		% Change
	2009	2008	2007	2009 v 2008	2008 v 2007	2009 v 2008	2008 v 2007
	(in thousands except employees)
Employees	30,138	32,937	36,843	(2,799)	(3,906)	(8)%	(11)%
Total broadband subscribers	2,974	2,847	2,611	127	236	4%	9%
Total video subscribers	880	798	649	82	149	10%	23%
Total wireless subscribers	850	717	824	133	(107)	19%	(13)%
Total access lines(1)	10,266	11,565	12,789	(1,299)	(1,224)	(11)%	(10)%

(1)	Access lines include approximately 403,000, 485,000 and 518,000 of affiliate access lines as of December 31, 2009, 2008 and 2007, respectively.

2009 COMPARED TO 2008

Operating Revenue

Although strategic services revenue increased primarily due to increased volumes in Qwest iQ Networking®, a decrease in legacy services and Qwest-branded wireless services revenue resulted in lower total operating revenue. Strategic services revenue also increased due to higher broadband revenue resulting from an increase in subscribers, partially offset by rate discounts. Verizon Wireless services revenue also increased as we completed our transition to selling Verizon Wireless services from Qwest-branded wireless services. The increase in strategic services revenue was also a result of an increase in private line services revenue due to higher volumes, partially offset by lower rates.

Legacy services revenue decreased as a result of lower local services revenue due to access line losses resulting from competitive pressures, along with product substitution. Legacy services revenue also decreased due to a decline in long-distance services revenue primarily driven by our focus on improving the profitability of this service. Lower demand for our traditional WAN services, due to customer migration, also contributed to the decrease in our legacy services revenue.

Revenue from Qwest-branded wireless services was also lower primarily due to our transition to selling Verizon Wireless services. We recognize revenue from Verizon Wireless services on a net basis and categorize this revenue as strategic services revenue, whereas we recognized revenue from Qwest-branded wireless services on a gross basis and categorized this revenue as a separate category of revenue. The transition to selling Verizon Wireless services resulted in lower wireless services revenue, but favorably impacted our overall profitability.

Revenue from data integration decreased due to lower volumes of equipment and installation sales as a result of economic pressures, partially offset by increased professional services.

In addition to the specific items discussed below, we believe declining general economic conditions negatively impacted our revenue in 2009.

Operating Expenses

The following table provides further detail regarding our total operating expenses for the years ended December 31, 2009 and 2008:

	Years Ended December 31,		Increase/(Decrease)	% Change
	2009	2008	2009 v 2008	2009 v 2008
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Facility costs	$1,571	$2,121	$(550)	(26)%
Employee-related costs	1,225	1,370	(145)	(11)%
Equipment sales costs	445	523	(78)	(15)%
Other	477	571	(94)	(16)%

Total cost of sales	3,718	4,585	(867)	(19)%
Selling:
Employee-related costs	1,071	1,169	(98)	(8)%
Marketing, advertising and external commissions	524	587	(63)	(11)%
Other	366	452	(86)	(19)%

Total selling	1,961	2,208	(247)	(11)%
General, administrative and other operating:
Employee-related costs	652	489	163	33%
Taxes and fees	596	589	7	1%
Real estate and occupancy costs	432	454	(22)	(5)%
Other	666	699	(33)	(5)%

Total general, administrative and other operating	2,346	2,231	115	5%
Depreciation and amortization	2,311	2,354	(43)	(2)%

Total operating expenses	$10,336	$11,378	$(1,042)	(9)%

Cost of Sales (exclusive of depreciation and amortization)

Facility costs decreased primarily due to improvements we made in the profitability of our wholesale long-distance service, which resulted in lower wholesale long-distance volumes and revenue but improved wholesale long-distance margin percentage. In addition, facility costs decreased due to the migration of our wireless customers to Verizon Wireless. Facility costs were also favorably impacted by our continued focus on network optimization.

Employee-related costs decreased primarily due to lower salaries, wages and benefits related to employee reductions in our network operations as we continue to manage our workforce to our workload. In addition, severance expense decreased because we terminated fewer employees in 2009 as compared to 2008.

Equipment sales costs decreased primarily due to fewer handsets sold as we transitioned to selling Verizon Wireless services. Decreased data integration equipment and installation revenue, along with higher capitalization of data integration equipment, also contributed to lower equipment sales costs.

Other cost of sales decreased primarily due to lower professional fees and network expenses due to our continued focus on managing costs associated with our network, along with decreased volumes.

Selling Expenses

Employee-related costs decreased due to lower salaries, wages and benefits related to employee reductions, along with decreased internal commissions driven by lower sales headcount and lower attainment of sales targets. These decreases were partially offset by increases in severance expenses.

Marketing, advertising and external commissions decreased primarily due to reduced spending associated with direct mail and media. Marketing, advertising and external commissions also decreased due to improved consumer call center costs resulting from a migration to using internal sales call centers from using third-party sales call centers.

Other expenses decreased primarily due to lower professional fees and bad debt expense.

General, Administrative and Other Operating Expenses

General, administrative and other operating expenses are corporate overhead and other operating costs. These include: employee-related costs for administrative functions (such as salaries, wages and certain benefits); taxes and fees (such as property and other taxes and USF charges); real estate and occupancy costs (such as: rents and utilities, including those incurred by our hosting facilities and fleet costs); and other general, administrative and other operating costs (such as professional fees, outsourced services, litigation related charges and general computer systems support services). These expenses also include our combined net periodic pension and post-retirement benefits expenses for all eligible employees and retirees. These benefits expenses are based on several assumptions, including among other things discount rates and expected rates of return on plan assets that are set at the beginning of each year.

Employee-related costs increased primarily due to an increase in pension and post-retirement benefits expenses of $210 million. In 2008 we recognized combined net periodic benefits income, as pension income exceeded post-retirement benefit expense for the year. However, during 2008 we experienced significant losses on our pension and post-retirement benefit plan assets, which significantly impacted the pension and post-retirement benefits expenses we recorded in 2009. This increase in pension and post-retirement benefits expenses was partially offset by decreased severance and by lower expenses due to workforce reductions as we continue to manage our workforce to our workload.

We expect to record combined net periodic expense of approximately $127 million in 2010. The expected decrease in combined net periodic expense in 2010 is primarily due to our decision to no longer provide pension benefit accruals for active management employees under our qualified and non-qualified pension plans, the elimination of the qualified and non-qualified pension plan death benefits for certain eligible retirees and reduced interest cost offset by an increase in actuarial losses.

We recorded approximately $196 million in combined net periodic benefits expense for 2009 as compared to combined net periodic benefits income of $14 million for 2008. The 2009 expense is net of a $13 million gain we recognized as a result of our decision to no longer provide pension benefit accruals for active management employees under our qualified and non-qualified pension plans on or after January 1, 2010. The shift from recording combined net periodic income to recording combined net periodic expense was primarily due to a decrease in expected return on plan assets as a result of lower plan asset values and an increase in net actuarial losses. Actuarial gains or losses reflect the differences between earlier actuarial assumptions and what actually occurred. For additional information on our pension and post-retirement benefit plans, see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Taxes and fees increased in 2009 as a result of a $40 million favorable property tax settlement and other favorable adjustments recorded in 2008. These increases were partially offset by lower USF charges and lower gross receipts taxes resulting from continued access line erosion and our transition to selling Verizon Wireless services.

Real estate and occupancy costs decreased primarily due to lower fuel costs, resulting from fewer miles driven and lower fuel prices. Real estate and occupancy costs also decreased because we had fewer operating leases in 2009 as compared to 2008.

Other expenses decreased due to lower litigation charges and settlements, along with reductions in professional fees, materials, supplies and marketing expenses. These decreases were partially offset by the 2008 reversal of a reserve resulting from a favorable lease termination.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense for the years ended December 31, 2009 and 2008:

	Years Ended December 31,		Increase/(Decrease)	% Change
	2009	2008	2009 v 2008	2009 v 2008

	(Dollars in millions)
Depreciation and amortization:
Depreciation	$2,071	$2,120	$(49)	(2)%
Amortization	240	234	6	3%

Total depreciation and amortization	$2,311	$2,354	$(43)	(2)%

If we do not significantly shorten our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease for the foreseeable future. Amortization expense was higher for the year ended December 31, 2009 due to increases in internally developed capitalized software used to support our operations.

Effective January 1, 2009, we changed our estimates of the economic lives of certain copper cable and telecommunications equipment assets. These changes resulted in additional depreciation expense of approximately $38 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002 have decreased our depreciation expense.

We made a decision in June 2008 to discontinue certain product and service offerings and as a result we changed our estimates of the economic lives of certain assets used in providing those products and services, which resulted in the acceleration of depreciation of those assets beginning in the third quarter of 2008. As a result, we recorded $19 million of additional depreciation for the year ended December 31, 2009 as compared to the year ended December 31, 2008. These assets were fully depreciated as of December 31, 2009.

The additional depreciation for both of the changes described above, net of deferred taxes, reduced net income by approximately $35 million, or approximately $0.02 per basic and diluted common share for the year ended December 31, 2009.

Other Consolidated Results

The following table provides detail regarding other expense (income)—net and income tax (expense) for the years ended December 31, 2009 and 2008:

	Years Ended December 31,		Increase/(Decrease)	% Change
	2009	2008	2009 v 2008	2009 v 2008
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	$1,089	$1,069	$20	2%
Other—net	(17)	(23)	(6)	(26)%

Total other expense (income)—net	$1,072	$1,046	$26	2%

Income tax expense	$241	$399	$(158)	(40)%

Other Expense (Income)—Net

Interest expense on long-term borrowings and capital leases—net increased due to the issuance of $811 million of new debt in the second quarter of 2009 and $550 million of new debt in the third quarter of 2009, partially offset by decreased interest expense due to debt maturities, decreased capitalized interest expense due to lower capital expenditures and decreasing interest rates on floating rate debt.

Other—net includes, among other things, interest income, income tax penalties, other interest expense (such as interest on income taxes), gains or losses related to certain fair value interest rate hedges and underlying debt and gains or losses on investments. The change in other—net was primarily due to lower interest income resulting from lower interest rates in 2009, partially offset by a higher average cash balance in 2009.

Income Tax Expense

Income tax expense for the year ended December 31, 2009 decreased primarily because of our recognition in 2009 of previously unrecognized tax benefits on uncertain tax positions and favorable income tax settlements related to prior years. Income tax expense also decreased due to the decrease in current income before income taxes. The previously unrecognized tax benefits and favorable settlements decreased our effective income tax rate to 26.7% for the year ended December 31, 2009 from 38.0% for the year ended December 31, 2008. As of December 31, 2009, we had $58 million of unrecognized tax benefits that could affect our effective tax rate in the future. We will continue to defer recognition of these tax benefits until we settle the issues with the taxing authorities or the tax law is clarified in a way that makes it more likely than not that we will receive the benefits. Absent the recognition of these or other discrete items that we may record, we expect our future effective income tax rate will approximate 39%.

The U.S. Congress is considering legislation addressing health care reform. Current reform proposals would disallow federal income tax deductions for retiree prescription drug benefits to the extent we receive reimbursements for those benefits under the Medicare Part D program. This change would increase the cost to us of this employee benefit program, resulting in a non-recurring increase in our income tax expense and an associated reduction in our net income of approximately $112 million to $129 million in the period in which the law is enacted.

For additional information on income taxes, see Note 12—Income Taxes to our consolidated financial statements in Item 8 of this report.

Segment Results

The following table summarizes our segment results for the years ended December 31, 2009 and 2008:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2009	2008	2009 v 2008	2009 v 2008
	(Dollars in millions)
Total segment revenue	$11,955	$13,110	$(1,155)	(9)%
Total segment expense	5,726	6,831	(1,105)	(16)%

Total segment income	$6,229	$6,279	$(50)	(1)%

Total segment margin percentage	52%	48%	4%
Business markets:
Revenue	$4,093	$4,099	$(6)	—%
Expense	2,475	2,580	(105)	(4)%

Income	$1,618	$1,519	$99	7%

Margin percentage	40%	37%	3%
Mass markets:
Revenue	$5,019	$5,740	$(721)	(13)%
Expense	2,246	2,879	(633)	(22)%

Income	$2,773	$2,861	$(88)	(3)%

Margin percentage	55%	50%	5%
Wholesale markets:
Revenue	$2,843	$3,271	$(428)	(13)%
Expense	1,005	1,372	(367)	(27)%

Income	$1,838	$1,899	$(61)	(3)%

Margin percentage	65%	58%	7%

Business Markets

The following table summarizes some of the key financial measures for our business markets segment for the years ended December 31, 2009 and 2008:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2009	2008	2009 v 2008	2009 v 2008
	(Dollars in millions)
Revenue:
Strategic services	$1,594	$1,419	$175	12%
Legacy services	1,942	2,109	(167)	(8)%

Total strategic and legacy services	3,536	3,528	8	—%
Data integration	557	571	(14)	(2)%

Total revenue	4,093	4,099	(6)	—%

Expenses:
Direct segment expenses	1,171	1,240	(69)	(6)%
Assigned facility, network and other expenses	1,304	1,340	(36)	(3)%

Total expenses	2,475	2,580	(105)	(4)%

Income	$1,618	$1,519	$99	7%

Margin percentage	40%	37%	3%

The following table summarizes the total access lines for our business markets segment as of December 31, 2009 and 2008:

	December 31,
	2009	2008	Increase/ (Decrease)	% Change
	(in thousands)
Total access lines	2,396	2,636	(240)	(9)%

The financial results for our business markets segment continue to be impacted by several significant trends, which are described below.

•

Strategic services. Our mix of total revenue continues to migrate from legacy services to strategic services as our customers increasingly demand customized and integrated data, Internet and voice services. We offer diverse combinations of emerging technology products and services such as Qwest iQ Networking®, private line, hosting, and VoIP services. These services afford our customers more flexibility in managing their communications needs and enable us to partner with them to improve the effectiveness and efficiency of their operations. This gives us an opportunity to form stronger bonds with these customers. Although we are experiencing price compression on our strategic services, we expect revenue from these services to continue to grow.

•

Legacy services. We face intense competition and price compression with respect to our legacy services and continue to see customers migrating away from these services and into strategic services. Our legacy revenue has been and we expect it will continue to be adversely affected by access line losses.

•

Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload and our productivity improvements. Through planned reductions and normal employee attrition, we have reduced our workforce while achieving operational efficiencies and improving our processes through automation.

Revenue

Strategic services revenue was 39% and 35% of our total business markets revenue for the years ended December 31, 2009 and 2008, respectively. Revenue from strategic services increased primarily due to increased volumes in Qwest iQ Networking®. The growth in Qwest iQ Networking® revenue outpaced a decrease in revenue from our traditional WAN services. Private line services revenue also increased due to higher volumes, partially offset by lower rates.

Legacy services revenue was 47% and 51% of our total business markets revenue for the years ended December 31, 2009 and 2008, respectively. Revenue from legacy services declined as a result of lower demand for our ATM, frame relay and DIA services as some customers migrated to our strategic services, including Qwest iQ Networking® and access line losses.

Revenue from data integration decreased due to lower volumes of equipment and installation sales as a result of economic pressures, partially offset by increased professional services.

Expenses

Direct segment expenses decreased primarily due to lower internal commissions expense driven by lower sales headcount and lower attainment of sales targets. Direct segment expenses also decreased due to reduced data integration costs and decreased marketing and advertising expense, partially offset by higher bad debt expense as a result of a non-recurring adjustment in 2008 to better reflect our collection history for data integration receivables.

Assigned facility, network and other expenses decreased primarily due to lower network expenses related to employee reductions and facilities cost decreases coming primarily from cost optimization efforts, partially offset by volume increases.

Income

Continued execution on operating initiatives that improved our overall cost efficiency drove our margin percentage to 40% from 37% for the years ended December 31, 2009 and 2008, respectively. We continue to be subject to intense competition, customer migration to strategic services and unstable general economic conditions; however, as a result of our continued focus on strategic services and managing costs, we were able to grow income and expand our margin percentage by approximately three percentage points for the year ended December 31, 2009 compared to the same period in 2008.

Mass Markets

The following table summarizes some of the key financial measures for our mass markets segment for the years ended December 31, 2009 and 2008:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2009	2008	2009 v 2008	2009 v 2008
	(Dollars in millions)
Revenue:
Strategic services	$1,399	$1,335	$64	5%
Legacy services	3,508	3,946	(438)	(11)%

Total strategic and legacy services	4,907	5,281	(374)	(7)%
Qwest-branded wireless services	112	459	(347)	(76)%

Total revenue	5,019	5,740	(721)	(13)%

Expenses:
Direct segment expenses	1,031	1,299	(268)	(21)%
Assigned facility, network and other expenses	1,215	1,580	(365)	(23)%

Total expenses	2,246	2,879	(633)	(22)%

Income	$2,773	$2,861	$(88)	(3)%

Margin percentage	55%	50%	5%

The following table summarizes some of the key operational measures for our mass markets segment as of December 31, 2009 and 2008:

	December 31,
	2009	2008	Increase/ (Decrease)	% Change
	(in thousands)
Broadband subscribers(1)	2,974	2,847	127	4%

Video subscribers	880	798	82	10%

Access lines	6,840	7,796	(956)	(12)%

Wireless subscribers(1)	850	717	133	19%

(1)	Broadband and wireless subscribers include an immaterial number of business markets customers.
(2)	Business markets access lines include approximately 403,000, 485,000 and 518,000 of affiliate access lines as of December 31, 2009, 2008 and 2007, respectively.

The financial results for our mass markets segment continue to be impacted by several significant trends, which are described below.

•

Strategic services. We continue to focus on increasing subscribers of our broadband services in our mass markets segment. We reached nearly 3.0 million broadband subscribers at December 31, 2009 compared to a little over 2.8 million at December 31, 2008. We believe the ability to continually increase connection speeds is competitively important. As a result, we continue to invest in our fiber to the node, or FTTN, deployment, which we launched to meet customer demand for higher broadband speeds. In addition to the FTTN deployment, we continue to expand our product offerings and enhance our marketing efforts as we compete in a competitive market and a maturing market in which a significant portion of consumers already have broadband services. We expect these efforts will improve our ability to compete and grow our broadband subscribers.

•

Access lines. Our revenue has been, and we expect it will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. We expect that these factors will continue to impact our business. Product bundling and other product promotions, as described below, continue to be some of our responses to offset the loss of revenue as a result of access line losses.

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

•

Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload, productivity improvements, changes in the telecommunications industry and governmental regulations. Through planned reductions and normal employee attrition, we have reduced our workforce and employee-related costs while achieving operational efficiencies and improving processes through automation, regional-level management and other innovative ways of operating.

•

Wireless revenue and expenses. In April 2008, we signed a five-year agreement with Verizon Wireless to market and sell its wireless services under its brand name. We began selling these services in the third quarter of 2008. Until October 31, 2009, we also provided Qwest-branded wireless services under an arrangement with a different wireless services provider. We recognize revenue from Verizon Wireless services on a net basis, whereas we recognized revenue from Qwest-branded wireless services on a gross basis. This difference in the treatment of revenue results in lower revenue and lower expenses (such as lower equipment sales costs, lower bad debt expense and elimination of customer care and facility costs) with respect to Verizon Wireless services when compared to Qwest-branded wireless services. We categorize revenue from Verizon Wireless services as strategic services revenue and revenue from Qwest-branded wireless services as a separate category of revenue.

Revenue

Strategic services revenue represented 28% of total revenue for the year ended December 31, 2009 as compared to 23% for the year ended December 31, 2008, and continued to grow, but at a slower rate as compared to 2008. Strategic services revenue increased primarily due to an increase in broadband subscribers, partially offset by rate discounts. The increase in strategic services revenue was also a result of an increase in Verizon Wireless services revenue as we completed our transition to selling Verizon Wireless services from selling Qwest-branded wireless services. These increases were partially offset by a slight decrease in overall video services revenue as a result of our transition to selling satellite digital television from traditional cable-based digital television. The increase in satellite digital television subscribers was more than offset by the decrease in cable-based digital television subscribers.

Legacy services revenue decreased primarily due to declines in local services and long-distance volumes and rates. These declines were driven by access line losses resulting from the competitive pressures described above.

Qwest-branded wireless services revenue decreased as we completed our transition to selling Verizon Wireless services, the revenue from which we record in strategic services on a net basis.

Expenses

Direct segment expenses decreased primarily due to lower wireless equipment sales costs reflecting fewer handsets sold as we completed our transition to selling Verizon Wireless services. In addition, expenses decreased due to lower employee-related costs primarily due to workforce reductions as well as reduced marketing expenses and professional fees.

Assigned facility, network and other expenses decreased primarily due to lower facility costs as we completed our transition to selling Verizon Wireless services and lower network costs related to employee reductions in our network operations as we continued to adjust our workforce to reflect our workload.

Income

Expense reductions due to a reduced workforce, network cost efficiencies and our transition to selling Verizon Wireless services improved our margin percentage by approximately five percentage points to 55% for the year ended December 31, 2009 when compared to 50% for the year ended December 31, 2008. We continue to experience income pressure as a result of access line losses, driven by intense competition and product substitution.

Wholesale Markets

The following table summarizes some of the key financial measures for our wholesale markets segment for the years ended December 31, 2009 and 2008:

	Years Ended		Increase/	%
	December 31,		(Decrease)	Change
			2009 v	2009 v
	2009	2008	2008	2008
	(Dollars in millions)
Revenue:
Strategic services	$1,222	$1,227	$(5)	—%
Legacy services	1,621	2,044	(423)	(21)%

Total revenue	2,843	3,271	(428)	(13)%

Expenses:
Direct segment expenses	156	179	(23)	(13)%
Assigned facility, network and other expenses	849	1,193	(344)	(29)%

Total expenses	1,005	1,372	(367)	(27)%

Income	$1,838	$1,899	$(61)	(3)%

Margin percentage	65%	58%	7%

The following table summarizes the total access lines for our wholesale markets segment as of December 31, 2009 and 2008:

	December 31,
	2009	2008	Increase/ (Decrease)	% Change
	(in thousands)
Total access lines	1,030	1,133	(103)	(9)%

The financial results for our wholesale markets segment continue to be impacted by several significant trends, which are described below.

•

Private line services. Demand for our private line services continues to increase, although our customers’ optimization of their networks and industry consolidation have negatively impacted our private line revenue. While we expect that these factors will continue to impact our wholesale markets segment, we also believe our fiber strategy will favorably influence our private line revenue through increased demand.

•

Access and local services revenue. Our access and local services revenue has been, and we expect it will continue to be, adversely affected by technological migration and industry consolidation. For example, consumers are substituting cable, wireless and VoIP services for traditional voice telecommunications services, resulting in continued access revenue loss. We expect these factors will continue to impact our wholesale markets segment.

•

Long-distance services revenue. As we have continued to take a more disciplined approach to long-distance profitability, we have seen long-distance services revenue decline while our long-distance margin has improved significantly. We continue to focus on long-distance profitability as we see declining demand for traditional voice services and the effects of industry consolidation.

Revenue

Our revenue was negatively impacted by industry consolidation, price compression, and our customers’ optimization of their cost structures. Strategic services revenue was 43% and 38% of our total wholesale markets revenue for the years ended December 31, 2009 and 2008, respectively. Strategic services revenue declined slightly due to decreased rates for our private line service, partially offset by increased volumes.

Legacy services revenue declined due to decreases in long-distance services revenue primarily driven by our focus on improving the profitability of this service and industry consolidation. In addition, access and local services revenue declined due to access line loss and a declining demand for UNEs for the year ended December 31, 2009 compared to the same period in 2008. Traditional WAN services also declined due to industry consolidation and customer migration to more advanced technology services.

Expenses

Direct segment expenses decreased primarily due to reduced professional fees and external commissions as a result of our reduced volumes. We expect to continue to see direct segment expenses decrease as we match our expenses to our revenue trends.

Assigned facility, network and other expenses decreased primarily due to the long-distance volume decline noted above, coupled with lower long-distance rates. The long-distance volume declines driving the lower facilities expenses were a direct result of our long-distance profitability initiatives that we implemented and industry consolidation.

Income

Our margin percentage increased approximately seven percentage points and we held our income to a 3% reduction for the year ended December 31, 2009 as compared to the same period in 2008 due to profitability improvements primarily relating to our long-distance services. We continue to experience income pressure as a result of decreased access and local services and the impact of customer network optimization in strategic services.

2008 COMPARED TO 2007

Operating Revenue

The decrease in legacy services revenue was partially offset by increased revenue from our strategic services primarily due to increased volumes in Qwest iQ Networking®, increased broadband revenue resulting from an increase in subscribers and increased rates and an increase in private line services revenue due to higher volumes, partially offset by lower rates. Increased volumes in hosting services and an increase in video subscribers also contributed to higher strategic services revenue.

Legacy services revenue decreased as a result of lower local services revenue due to access line losses resulting from competitive pressures, along with declining demand for UNEs. Legacy services revenue also decreased due to a decline in long-distance services revenue as a result of lower volumes and, to a lesser extent, lower rates. Lower demand for our traditional WAN services also contributed to the decrease in our legacy services revenue.

Revenue from Qwest-branded wireless services was also lower primarily due to fewer wireless subscribers as we transitioned to selling Verizon Wireless services. We recognize revenue from Verizon Wireless services on a net basis and categorize this revenue as strategic services revenue, whereas we recognized revenue from Qwest-branded wireless services on a gross basis and categorized this revenue as a separate category of revenue. In addition, lower average rates contributed to the decrease in Qwest-branded wireless services revenue for the year ended December 31, 2008.

Revenue from data integration increased primarily due to higher equipment sales and services.

Operating Expenses

The following table provides further detail regarding our operating expenses for the years ended December 31, 2008 and 2007:

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

Facility costs decreased primarily due to lower volumes related to decreases in wholesale markets long-distance services and certain business markets legacy services, such as traditional WAN. In addition, facility costs decreased due to the migration of our wireless customers to Verizon Wireless. As previously discussed, we record revenue net of expenses under this agreement. These decreases were partially offset by increased facility costs related to the growth in Qwest iQ Networking®, private line and long-distance volumes.

Employee-related costs decreased primarily due to employee reductions in 2008. These decreases were partially offset by severance charges of approximately $81 million in 2008 related to employee reductions in our network operations.

Equipment sales costs increased primarily due to higher costs corresponding to growth in business data integration revenue. This increase was partially offset by fewer handsets sold as we transitioned to selling Verizon Wireless services from selling Qwest-branded wireless services.

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

Other selling costs increased due to higher professional services fees and other costs in 2008 and a refund associated with a regulatory matter in 2007. These increases were partially offset by a decrease in bad debt expense in our mass markets segment.

General, Administrative and Other Operating Expenses

Employee-related costs decreased primarily due to lower pension expense partially offset by severance charges of $32 million and an increase in post retirement benefits expenses as well as salaries and wages. General, administrative and other operating expenses include the combined net periodic expenses of our pension and post-retirement health care and life insurance plans for all eligible employees and retirees. We recorded combined net periodic income of $14 million and combined net periodic expense of $39 million for the years ended December 31, 2008 and 2007, respectively. The shift from recording combined net periodic expense to recording combined net periodic income was primarily due to a decrease in net actuarial losses. For additional information on our pension and post-retirement plans, see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Taxes and fees decreased primarily due to a $40 million favorable property tax settlement recognized in 2008. Excluding this settlement, taxes and fees decreased due to other favorable property tax adjustments.

Real estate and occupancy costs increased primarily due to higher utility rates and usage, in addition to higher fuel costs to operate our network fleet.

Other general, administrative and other operating expenses decreased primarily due to $393 million related to securities and other litigation in 2007 and the reversal of approximately $33 million of restructuring reserve resulting from the early termination of a lease in 2008. For additional information about the consolidated securities action, see “Legal Proceedings” in Item 3 of this report.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense for the years ended December 31, 2008 and 2007:

	Years Ended		Increase/	%
	December 31,		(Decrease)	Change
			2008 v	2008 v
	2008	2007	2007	2007
	(Dollars in millions)
Depreciation and amortization:
Depreciation	$2,120	$2,231	$(111)	(5)%
Amortization	234	228	6	3%

Total depreciation and amortization	$2,354	$2,459	$(105)	(4)%

Lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002 have decreased our depreciation expense.

We made a decision in June 2008 to discontinue certain product and service offerings and as a result we changed our estimates of the remaining lives of certain assets used in providing those products and services, which resulted in the acceleration of depreciation and amortization of those assets beginning in the third quarter of 2008. As a result, we recorded $40 million of additional depreciation and amortization for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

The additional depreciation for the change described above, net of deferred taxes, reduced net income by approximately $24 million, or approximately $0.01 per basic and diluted common share for the year ended December 31, 2008.

Other Consolidated Results

The following table provides detail regarding other expense (income)—net and income tax (expense) benefit for the years ended December 31, 2008 and 2007:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2008	2007	2008 v 2007	2008 v 2007
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	$1,069	$1,139	$(70)	(6)%
Loss on early retirement of debt—net	—	26	(26)	nm
Other—net	(23)	(29)	(6)	(21)%

Total other expense (income)—net	$1,046	$1,136	$(90)	(8)%

Income tax (expense) benefit	$(399)	$2,270	$2,669	nm

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other Expense (Income)—Net

Interest expense on long-term borrowings and capital leases—net decreased due to declining debt levels as repayments exceeded new borrowings in each year. In addition, lower interest rates on floating rate debt and interest rate swaps contributed to the decrease in interest expense in 2008.

Loss on early retirement of debt—net for 2007 was primarily due to the redemption of $250 million aggregate principal amount of 8 7/8% Debentures due June 1, 2031. The redemption resulted in a loss on early retirement of debt of $18 million.

Other—net includes, among other things, interest income, income tax penalties, other interest expense (such as interest on income taxes), gains or losses related to certain fair value interest rate hedges and underlying debt and gains or losses on investments. The change in other—net was primarily due to lower tax interest expense, including an interest benefit related to an income tax settlement in 2008, partially offset by lower interest income.

Income Tax (Expense) Benefit

Income tax (expense) benefit changed from a benefit for the year ended December 31, 2007 to an expense for the year ended December 31, 2008, due to a reversal of a significant portion of a valuation allowance in 2007. During 2007, we determined that it was more likely than not that we would realize the majority of our deferred tax assets, including our deferred tax assets related to U.S. federal NOLs. Thus, we reversed a significant portion of the valuation allowance in 2007. In making this determination, we analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the prior 12 quarters. The reversal of the valuation allowance resulted in an income tax benefit of $2.133 billion for the year ended December 31, 2007 and an increase in our current and non-current deferred tax assets—net on our consolidated balance sheet as of December 31, 2007.

For additional information on income taxes, see Note 12—Income Taxes to our consolidated financial statements in Item 8 of this report.

Segment Results

The following table summarizes our segment results for the years ended December 31, 2008 and 2007:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2008	2007	2008 v 2007	2008 v 2007
	(Dollars in millions)
Total segment revenue	$13,110	$13,400	$(290)	(2)%
Total segment expense	6,831	7,006	(175)	(3)%

Total segment income	$6,279	$6,394	$(115)	(2)%

Total segment margin percentage	48%	48%	—%
Business markets:
Revenue	$4,099	$3,912	$187	5%
Expense	2,580	2,380	200	8%

Income	$1,519	$1,532	$(13)	(1)%

Margin percentage	37%	39%	(2)%
Mass markets:
Revenue	$5,740	$5,979	$(239)	(4)%
Expense	2,879	3,112	(233)	(8)%

Income	$2,861	$2,867	$(6)	—%

Margin percentage	50%	48%	2%
Wholesale markets:
Revenue	$3,271	$3,509	$(238)	(7)%
Expense	1,372	1,514	(142)	(9)%

Income	$1,899	$1,995	$(96)	(5)%

Margin percentage	58%	57%	1%

Business Markets

The following table summarizes some of the key financial measures for our business markets segment for the years ended December 31, 2008 and 2007:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2008	2007	2008 v 2007	2008 v 2007
	(Dollars in millions)
Revenue:
Strategic services	$1,419	$1,188	$231	19%
Legacy services	2,109	2,248	(139)	(6)%

Total strategic and legacy services	3,528	3,436	92	3%
Data integration	571	476	95	20%

Total revenue	4,099	3,912	187	5%

Expenses:
Direct segment expenses	1,240	1,081	159	15%
Assigned facility, network and other expenses	1,340	1,299	41	3%

Total expenses	2,580	2,380	200	8%

Income	$1,519	$1,532	$(13)	(1)%

Margin percentage	37%	39%	(2)%

The following table summarizes the total access lines for our business markets segment as of December 31, 2008 and 2007:

	December 31,
	2008	2007	Increase/ (Decrease)	% Change
	(in thousands)
Total access lines	2,636	2,791	(155)	(6)%

Revenue

Strategic services revenue was 35% and 30% of our total business markets revenue for the years ended December 31, 2008 and 2007, respectively. Revenue from strategic services increased primarily due to increased volumes in Qwest iQ Networking® and hosting services. In addition, private line services revenue increased due to higher volumes, partially offset by lower rates.

Legacy services revenue was 51% and 57% of our total business markets revenue for the years ended December 31, 2008 and 2007, respectively. Revenue from legacy services declined as a result of decreased volumes in traditional WAN services, along with lower local services revenue driven by access line losses.

Revenue from data integration increased primarily due to higher equipment sales and services.

Expenses

Direct segment expenses increased primarily due to higher employee-related costs associated with our sales force, higher external commission costs, increased professional fees and higher data integration costs to support growth in data integration revenue.

Assigned facility, network and other expenses increased primarily due to higher facility costs related to growth in Qwest iQ Networking® and long-distance volumes. This increase was partially offset by decreased volumes for certain business markets legacy services, such as dial-up access and our traditional WAN services.

Income

Expenses increased due to an increase in our sales force and increased data integration costs decreased our margin percentage to 37% from 39% for the years ended December 31, 2008 and 2007, respectively. Intense competition, product substitution and customer migration also contributed to the income pressure that decreased our margin percentage by approximately two percentage points for the year ended December 31, 2008 compared to the same period in 2007.

Mass Markets

The following table summarizes some of the key financial measures for our mass markets segment for the years ended December 31, 2008 and 2007:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2008	2007	2008 v 2007	2008 v 2007
	(Dollars in millions)
Revenue:
Strategic services	$1,335	$1,150	$185	16%
Legacy services	3,946	4,294	(348)	(8)%

Total strategic and legacy services	5,281	5,444	(163)	(3)%
Qwest-branded wireless services	459	535	(76)	(14)%

Total revenue	5,740	5,979	(239)	(4)%

Expenses:
Direct segment expenses	1,299	1,454	(155)	(11)%
Assigned facility, network and other expenses	1,580	1,658	(78)	(5)%

Total expenses	2,879	3,112	(233)	(8)%

Income	$2,861	$2,867	$(6)	—%

Margin percentage	50%	48%	2%

The following table summarizes some of the key operational measures for our mass markets segment as of December 31, 2009 and 2008:

	December 31,
	2008	2007	Increase/ (Decrease)	% Change
	(in thousands)
Broadband subscribers(1)	2,847	2,611	236	9%

Video subscribers	798	649	149	23%

Access lines	7,796	8,707	(911)	(10)%

Wireless subscribers(1)	717	824	(107)	(13)%

(1)	Broadband and wireless subscribers include an immaterial number of business markets customers.

In addition to the specific items discussed below, we believe declining general economic conditions negatively impacted our revenue in 2008.

Revenue

Strategic services revenue represented 23% of total revenue for the year ended December 31, 2008 as compared to 19% for the same period in 2007. Strategic services revenue increased primarily due to an increase in broadband subscribers and, to a lesser extent, an increase in video subscribers as of December 31, 2008 compared to December 31, 2007.

Legacy services revenue decreased primarily due to lower local services revenue, which was driven by access line losses resulting from competitive pressures. In addition, long-distance services revenue decreased due to lower volumes and rates.

Qwest-branded wireless services revenue decreased primarily due to fewer wireless subscribers as we transitioned to selling Verizon Wireless services. We recognize revenue from Verizon Wireless services on a net basis and categorize this revenue as strategic services revenue, whereas we recognized revenue from Qwest-branded wireless services on a gross basis and categorized this revenue as a separate category of revenue. In addition, lower average rates contributed to the decrease in Qwest-branded wireless services revenue for the year ended December 31, 2008.

Expenses

Direct segment expenses decreased primarily due to lower equipment sales costs due to fewer handsets sold as we transitioned to selling Verizon Wireless services, lower marketing and advertising costs and a decline in the amortization of customer acquisition costs associated with the activation of access lines in 2008. A reduction in bad debt expense resulting from lower write-offs and recoveries of previously written-off receivables contributed to the decrease in direct segment expenses in 2008.

Assigned facility, network and other expenses decreased primarily due to lower facility costs associated with migration of our customer from Qwest-branded wireless services to Verizon Wireless services and lower network costs related to employee reductions in our network operations in 2008 as we continued to adjust our workforce to reflect our workload.

Income

Our focus on increasing broadband subscribers increased our margin percentage by approximately 2 percentage points to 50% for the year ended December 31, 2008 when compared to 48% for the year ended December 31, 2007. We were able to hold our income flat as the reductions in local services revenue and Qwest-branded wireless services revenue were offset by our cost management.

Wholesale Markets

The following table summarizes some of the key financial measures for our wholesale markets segment for the years ended December 31, 2008 and 2007:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2008	2007	2008 v 2007	2008 v 2007
	(Dollars in millions)
Revenue:
Strategic services	$1,227	$1,196	$31	3%
Legacy services	2,044	2,313	(269)	(12)%

Total revenue	3,271	3,509	(238)	(7)%

Expenses:
Direct segment expenses	179	168	11	7%
Assigned facility, network and other expenses	1,193	1,346	(153)	(11)%

Total expenses	1,372	1,514	(142)	(9)%

Income	$1,899	$1,995	$(96)	(5)%

Margin percentage	58%	57%	1%

The following table summarizes the total access lines for our wholesale markets segment as of December 31, 2008 and 2007:

	December 31,
	2008	2007	Increase/ (Decrease)	% Change
	(in thousands)
Total access lines	1,133	1,291	(158)	(12)%

Revenue

Strategic services revenue was 38% and 34% of our total wholesale markets revenue for the years ended December 31, 2008 and 2007, respectively. Strategic services revenue increased primarily due to increased volumes in private line services.

Legacy services revenue decreased primarily due to a decline in long-distance services revenue as a result of lower volumes and, to a lesser extent, lower rates. In addition, local services revenue decreased due to declining demand for UNEs and access services revenue decreased primarily due to a 9% decline in volume compared to 2007.

Expenses

Direct segment expenses increased primarily due to a refund associated with a regulatory matter in 2007, partially offset by a decrease in professional fees. Excluding the refund in 2007, direct segment expenses decreased slightly in 2008 compared to 2007.

Assigned facility, network and other expenses decreased primarily due to lower facility costs, largely resulting from the volume decline in long-distance services.

Income

Our new focus on improving the profitability of our long-distance services increased our margin percentage approximately 1 percentage point to 58% for the year ended December 31, 2008 when compared to 57% for the year ended December 31, 2007. The decrease in long-distance services revenue decreased our income, but was partially offset by the new profitability initiative for the year ended December 31, 2008 when compared to 57% for the year ended December 31, 2007.

Liquidity and Capital Resources

Near-Term View

We expect that our cash on hand and expected net cash generated by operating activities will exceed our cash needs over the next 12 months. At December 31, 2009, we held cash and cash equivalents totaling $2.406 billion and had $1.035 billion available under our currently undrawn revolving credit facility (referred to as the Credit Facility). We accessed the credit markets two times in 2009 for a total of $1.270 billion. Financing activities in January and February 2010 resulted in $250 million of incremental liquidity. In particular, we issued $800 million of debt for net proceeds of $775 million and redeemed $525 million of debt. You can find additional information on our 2010 financing activities in Note 8—Borrowings to our consolidated financial statements in Item 8 of this report.

During the year ended December 31, 2009, our net cash generated by operating activities totaled $3.307 billion. For the coming 12 months, our expected financing and investing cash needs of approximately $5 billion include:

•	$2.693 billion of debt maturing;

•	capital expenditures of $1.7 billion or less; and

•	quarterly dividends on our common stock of approximately $140 million per quarter.

The $2.693 billion of notes maturing in 2010 includes $1.265 billion of our 3.50% Convertible Senior Notes and our February 2010 redemption of $525 million of the 7.25% Senior Notes due 2011. Although our 3.50% Convertible Senior Notes have a stated maturity of 2025, we treat these notes as maturing in 2010 because they contain put and call provisions that first apply in November 2010. We accessed the credit markets multiple times in the past year in part to prepare for the possibility that we will need $1.265 billion of cash in November 2010 to repurchase these notes. Even if we are not required to repurchase these notes in November 2010, we may still choose to call the notes at that time. You can find additional information about these notes in Note 8—Borrowings to our consolidated financial statements in Item 8 of this report.

In general, we intend to refinance debt issued by our QC subsidiary (including $825 million maturing in 2011 and $1.500 billion maturing in 2012) and intend to pay all other maturing debt with cash on hand and expected net cash generated by operating activities. However, we do not anticipate issuing new debt to refinance the $500 million of debt issued by our QC subsidiary that matures in June 2010, as that maturity was factored into our 2009 borrowing decisions.

We have significant discretion in how we use our cash to pay for capital expenditures and for other costs of our business, as only a minority portion of our capital expenditures is dedicated to preservation activities or government mandates. We evaluate capital expenditure projects based on expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment. If we are not successful in maintaining or increasing our net cash generated by operating activities in the near term, we may use this discretion to decrease our capital expenditures, which may impact future years’ operating results and cash flows. For example, we also lease certain facilities and equipment under various capital lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets. For the year ended December 31, 2009, we entered into capital leases of approximately $107 million, which allowed us to reduce our initial cash outlays, and we may use lease financing in 2010 for some portion of our capital spending.

At December 31, 2009, our current liabilities exceeded our current assets by $483 million. This working capital deficit improved $400 million as compared to our working capital deficit at December 31, 2008. The improvement was primarily due to earnings before depreciation, amortization and income taxes, and net proceeds from our long term debt issuances, partially offset by the reclassification of non-current debt to current, capital expenditures and dividends declared on our common stock.

We continue to look for opportunities to improve our capital structure by reducing debt and interest expense. We expect that at any time we deem conditions favorable we will also attempt to improve our liquidity position by accessing debt or other markets in a manner designed to create positive economic value. Although we were able to access the credit markets in April 2009, September 2009 and January 2010, the unstable economy may impair our ability to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

As of December 31, 2009, we also had $193 million in stock repurchases remaining under the $2 billion stock repurchase program that our Board of Directors authorized in October 2006. The Board of Directors extended the timeframe to complete these repurchases, which were originally scheduled to be completed in 2008. We did not repurchase any stock under this program in 2009.

Long-Term View

We believe that cash provided by operations and our currently undrawn Credit Facility, combined with our current cash position and the likelihood that we will continue to have access to capital markets to refinance our debt as it matures, should allow us to meet our cash requirements for the foreseeable future. Our general policy is to refinance the debt maturities of our QC subsidiary and not to refinance all other debt maturities.

Debt

We have a significant amount of debt maturing in the next several years, including $2.693 billion maturing in 2010 (including our 3.5% Convertible Senior Notes, which for the reasons discussed above we treat as maturing in 2010), $1.626 billion maturing in 2011, $1.500 billion maturing in 2012 and $750 million maturing in 2013. The $1.626 billion maturing in 2011 excludes the February 2010 redemption of $525 million of our 7.25% Senior Notes due 2011. We believe that we will continue to have access to capital markets to refinance our debt as discussed above in the “Near-Term View.” Although we were able to access the credit markets in April 2009, September 2009 and January 2010, the unstable economy may impair our ability to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

The Credit Facility makes available to us $1.035 billion of additional credit subject to certain restrictions as described below, is currently undrawn and expires in September 2013. The Credit Facility has 13 lenders, each with commitments ranging from $25 million to $100 million. This facility has a cross payment default provision, and this facility and certain other debt issues also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

•	we fail to pay any indebtedness when due in an aggregate principal amount greater than $100 million;

•	any indebtedness is accelerated in an aggregate principal amount greater than $100 million; or

•	judicial proceedings are commenced to foreclose on any of our assets that secure indebtedness in an aggregate principal amount greater than $100 million.

Upon a cross default, the creditors of a material amount of our debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due to those creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if, in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated.

The Credit Facility also contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the legal matters discussed in “Legal Proceedings” in Item 3 of this report. In addition, to the extent that our earnings before interest, taxes, depreciation and amortization, or EBITDA (as defined in our debt covenants), is reduced by cash settlements or judgments relating to the matters discussed in that note, our debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected. This could reduce our liquidity and flexibility due to potential restrictions on drawing on our Credit Facility and potential restrictions on incurring additional debt under certain provisions of our debt agreements.

We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if:

•	revenue and cash provided by operations significantly decline;

•	poor economic conditions continue to persist;

•	competitive pressures increase;

•	we are required to contribute a material amount of cash to our pension plan; or

•	we become subject to significant judgments or settlements in one or more of the matters discussed in “Legal Proceedings” in Item 3 of this report.

Pension Plan

Benefits paid by our pension plan are paid through a trust. This pension plan is measured annually at December 31. The accounting unfunded status of our pension plan was $790 million at December 31, 2009. Cash funding requirements can be significantly impacted by earnings on investments, the applicable discount rate used to value the benefit obligation, changes in the plan and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision; however, in general, current funding laws and regulations require funding deficits to be paid over a seven year period unless the plan is fully funded before then. We will not be required to make a cash contribution to this plan in 2010. Based on currently available information, our projected required contribution in 2011 is $0 to $120 million. The information necessary to finalize our 2011 contribution calculations will not be available until later in 2010. It is also very likely, based on current funding laws and regulations, that significantly higher contributions will be required in 2012 and beyond. The amount of any required contributions in 2012 and beyond will depend on earnings on investments, discount rates, changes in the plan and funding laws and regulations. See additional information about our pension benefits in Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Post-Retirement Benefits

Certain of our post-retirement health care and life insurance benefits plans are unfunded. As of December 31, 2009, the unfunded status of all of our post-retirement benefit plans was $2.525 billion. A trust holds assets that are used to help cover the health care costs of retirees who are former occupational (also referred to as union) employees, and we believe that the more liquid assets in the trust will be adequate to provide continuing reimbursements for certain health care costs for approximately five years.

We did not make any cash contributions to this trust in 2009 and do not expect to make any significant cash contributions to this trust in the future. We therefore anticipate that the majority of the costs that have historically been paid out of this trust will need to be paid by us at some point in the future. As of December 31, 2009, the fair value of the trust assets was $863 million; however, a portion of these assets is comprised of investments with restricted liquidity. In 2008 we estimated that the trust would be adequate to provide continuing reimbursements for our occupational post-retirement health care costs for approximately five years. Based on returns on trust assets during 2009, we still believe that the more liquid assets in the trust will be adequate to provide continuing reimbursements for our occupational post-retirement health care costs for approximately five years. Thereafter, covered benefits for our eligible retirees who are former occupational employees will be paid either directly by us or from the trust as the assets become liquid. This five year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits. Our estimate of the annual long-term rate of return on the plan assets is 8.0% based on the currently held assets; however, this could vary widely in any given year. The benefits reimbursed from plan assets were $193 million in 2009. See additional information about our post-retirement benefits in Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Income Tax Payments

During the past three years, our income tax payments have predominantly related to prior years’ income tax issues. In 2009 and 2008, we made payments (including penalties and interest) of $48 million and $102 million, respectively. These payments related to prior years’ federal and state income tax issues, respectively. In 2007, we paid immaterial amounts for income taxes.

We currently make some payments for income taxes; however, in most jurisdictions where we are subject to income tax, those taxes are largely offset through the utilization of our significant net operating loss carryforwards (“NOLs”). As of December 31, 2009, we had NOLs of $5.8 billion and we expect to fully use these NOLs as an offset against future taxable income. We do not expect to pay a significant amount of income taxes until all of these NOLs have been used; however, the timing of that use will depend upon future earnings and upon our future tax circumstances. We currently expect to be able to use the NOLs to reduce tax payments for several years.

Once our NOLs are fully utilized, we expect to make income tax payments commensurate with our taxable income. The amounts of those payments will also depend upon future earnings and upon our future tax circumstances and cannot be accurately estimated at this time.

Historical View

The following table summarizes cash flow activities for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,			Increase/ (Decrease)		% Change
	2009	2008	2007	2009 v 2008	2008 v 2007	2009 v 2008	2008 v 2007
	(Dollars in millions)
Cash flows:
Provided by operating activities	$3,307	$2,931	$3,026	$376	$(95)	13%	(3)%
Used for investing activities	1,406	1,693	1,601	(287)	92	(17)%	6%
Used for financing activities	60	1,575	1,764	(1,515)	(189)	(96)%	(11)%

Operating Activities

Net cash provided by operating activities increased during the period as the decline in cash received from customers as a result of the decline in customers was more than offset by a decrease in payments for securities-related legal matters; a decrease in payments for facility costs resulting from the transition to Verizon Wireless services from selling Qwest-branded wireless services, declining minutes of use, network optimization and reduced rates; and lower payments for employee-related costs due to lower headcount.

Cash provided by operating activities decreased in 2008 as compared to 2007 primarily due to decreased cash received from customers as a result of the decline in customers and increased net payments for income taxes related to an income tax settlement. These decreases were partially offset by lower payments for shareholder litigation, facility costs and interest. We made shareholder litigation payments of $209 million and $459 million during the years ended December 31, 2008 and 2007, respectively.

Investing Activities

Cash used for investing activities decreased in 2009 as compared to 2008 primarily due to lower capital expenditures. Lower capital spending was the result of initiatives related to decreasing per unit capital costs, a slowdown in new housing construction, which was down 40% as compared to 2008, and other lower customer-driven capital requirements. We also took advantage of favorable interest rates and increased our capital leasing activity, which further reduced our cash payments for capital equipment. Our capital expenditures continue to be focused on our strategic services such as broadband. In 2010, we anticipate that our fiber investment, which includes fiber to the cell site, or FTTCS, will increase. This upward trend is the largest contributor to our projected capital expenditures for 2010 increasing to $1.7 billion or less. In addition, we may use lease financing in 2010 for some portion of our capital spending.

Cash used for investing activities increased in 2008 as compared to 2007 primarily due to increased capital expenditures to support the planned growth in our strategic services, partially offset by lower proceeds from the sale of and purchases of investment securities. We received net proceeds from the sale of investment securities of $65 million in 2008 and $139 million in 2007. In addition, we reclassified $100 million of cash equivalents to investments in 2007.

Financing Activities

For the year ended December 31, 2009, we issued $1.361 billion of new debt resulting in aggregate net proceeds of $1.270 billion, repaid $827 million of long-term borrowings including current maturities and paid $551 million in dividends.

For the year ended December 31, 2008, we repaid $631 million of long-term borrowings including current maturities, paid $556 million in dividends and purchased $432 million of our common stock under our stock repurchase program.

For the year ended December 31, 2007, we repaid $1.176 billion of long-term borrowings including current maturities, purchased $1.170 billion of our common stock under our stock repurchase program and issued $500 million of new debt resulting in aggregate net proceeds of $493 million.

We were in compliance with all provisions and covenants of our borrowings as of December 31, 2009.

Letters of Credit

We maintain letter of credit arrangements with various financial institutions for up to $84 million. We had outstanding letters of credit of approximately $75 million as of December 31, 2009.

Credit Ratings

The table below summarizes our long-term debt ratings as of December 31, 2009 and 2008:

December 31, 2009 and 2008
	Moody’s	S&P	Fitch
Corporate rating/Sr. Implied rating	Ba2	BB	NR
Qwest Corporation	Ba1	BBB-	BBB-
Qwest Capital Funding, Inc.	B1	B+	BB
Qwest Communications International Inc.*	Ba3/B1	B+	BB+/BB

NR	= Not rated.
*	= QCII notes have various ratings.

With respect to Moody’s, a rating of Ba is judged to have speculative elements and is subject to substantial credit risk, meaning that the future of the issuer cannot be considered to be well-assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times. A rating of B is considered speculative and is subject to high credit risk. The “1, 2, 3” modifiers show relative standing within the major categories, 1 being the highest, or best, modifier in terms of credit quality.

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

While we have been able to obtain financing recently, given our current credit ratings, which as shown above are unchanged from December 31, 2008, our ability to raise additional capital under acceptable terms and conditions may be impaired. Although our current credit ratings remain unchanged from December 31, 2007, in 2009 S&P revised its outlook relating to our corporate rating from stable to negative due to the decline in our core wireline business, which is an industry-wide trend. S&P stated that we will need to moderate our financial profile by reducing debt and leverage to maintain our current rating.

Risk Management

We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We currently use derivative financial instruments to manage our interest rate risk exposure and we may continue to employ them in the future.

Near-Term Maturities

As of December 31, 2009, we had $2.168 billion of long-term notes maturing in the subsequent 12 months. Included in the $2.168 billion is $1.265 billion of our 3.50% Convertible Senior Notes. We treat our 3.50% Convertible Senior Notes as maturing in 2010 because they contain put and call provisions that first apply in November 2010. Under the terms of our 3.50% Convertible Senior Notes, upon conversion at a time at which the market-based conversion provisions described in “Near-Term View” are satisfied, we must pay the converting holders cash equal to at least the par value of the 3.50% Convertible Senior Notes. As of December 31, 2009, $1.265 billion of these notes were outstanding. While these notes were not convertible as of December 31, 2009 because specified, market-based conversion provisions were not met as of that date, these notes would be available for immediate conversion if those provisions are met during certain subsequent periods. In addition, holders have the option to require us to repurchase the notes for cash every five years on November 15, beginning in 2010, and receive cash from us equal to the par value of the notes. Even if we are not required to repurchase these notes in November 2010, we may still choose to call the notes at that time. We would be exposed to changes in interest rates at any time that we choose to refinance any of this debt. A hypothetical increase of 100 basis points in the interest rate on a refinancing of the entire current portion of long-term notes would decrease annual pre-tax earnings by approximately $22 million.

Floating-Rate Debt

One objective of our short-term debt strategy is to take advantage of favorable interest rates by swapping floating interest rate debt to fixed interest rate debt using cash flow hedges. One objective of our long-term debt strategy is to achieve a more balanced ratio of fixed to floating interest rate debt by swapping a portion of our fixed interest rate debt to floating interest rate debt through fair value hedges. As of December 31, 2009, we had $750 million of floating interest rate debt outstanding, of which $250 million was exposed to changes in interest rates, and $400 million of fixed rate debt which we converted to floating rate debt through interest rate swaps. The exposure for these instruments is linked to the London Interbank Offered Rate, or LIBOR. A hypothetical increase of 100 basis points in LIBOR relative to the net $650 million of floating interest rate debt and swaps that is exposed to changes in interest rates would decrease annual pre-tax earnings by approximately $7 million.

Investments

As of December 31, 2009, we had $2.358 billion invested in highly liquid cash-equivalent instruments and $95 million invested in auction rate securities. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would decrease annual pre-tax earnings by approximately $25 million.

Combined Impacts

The table below provides a sensitivity analysis of certain expense and income items, as well as net income, assuming 100-basis-point upward and downward shifts in market interest rates over the entire year. This sensitivity analysis reflects only the impact for the year ended December 31, 2009 from the borrowings and investments that were outstanding and hedges that were in effect as of December 31, 2009. It does not reflect the impact of long-term notes maturing in the subsequent 12 months or convertible borrowings because they would not have been affected by changes in market interest rates during the periods presented.

	As reported	Assuming +100 basis point shift	Assuming -100 basis point shift
	(Dollars in millions)
2009:
Interest expense on long-term borrowings and capital leases—net	$1,089	$1,096	$1,082
Other income—net	(17)	(41)	7
Net income	662	679	645

Future Contractual Obligations

The following table summarizes our estimated future contractual obligations as of December 31, 2009:

	Payments Due by Period
	2010	2011	2012	2013	2014	2015 and Thereafter	Total

	(Dollars in millions)
Future contractual obligations(1):
Debt and lease payments:
Long-term debt	$2,693	$1,626	$1,500	$750	$1,900	$5,824	$14,293
Capital lease and other obligations	36	37	31	26	20	23	173
Interest on long-term borrowings and capital leases(2)	990	832	673	599	529	4,200	7,823
Operating leases	234	205	172	146	127	703	1,587

Total debt and lease payments	3,953	2,700	2,376	1,521	2,576	10,750	23,876

Other long-term liabilities	6	3	4	6	2	171	192

Purchase commitments:
Telecommunications and information technology	178	2	2	1	—	1	184
IRU* operating and maintenance obligations	18	18	18	18	18	134	224
Advertising, promotion and other services(3)	111	63	39	30	25	63	331

Total purchase commitments	307	83	59	49	43	198	739

Non-qualified pension obligation	4	3	3	3	3	32	48
Post-retirement benefit obligation	75	76	75	75	73	1,476	1,850

Total future contractual obligations	$4,345	$2,865	$2,517	$1,654	$2,697	$12,627	$26,705

*	Indefeasible rights of use

(1)	The table does not include:

•	our open purchase orders as of December 31, 2009. These purchase orders are generally at fair value, are generally cancelable without penalty and are part of normal operations;

•

other long-term liabilities, such as accruals for legal matters and income taxes, that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•

cash funding requirements for pension benefits payable to certain eligible current and future retirees. The accounting unfunded status of our pension plan was $790 million at December 31, 2009. Benefits paid by our qualified pension plan are paid through a trust. Cash funding requirements for this trust are not included in this table as we are not able to reliably estimate required contributions to the trust. Cash funding requirements can be significantly impacted by earnings on investments, the applicable discount rate at the end of the year, changes in the plan and funding laws and regulations. As a result it is difficult to determine future funding requirements with a high level of precision; however, in general, current funding laws and regulations require funding deficits to be paid over a seven year period unless the plan is fully funded before then. We will not be required to make a cash contribution to this plan in 2010. Based on currently available information, our projected required contribution in 2011 is $0 to $120 million. The information necessary to finalize our 2011 contribution calculations will not be available until later in 2010. It is also very likely, based on current funding laws and regulations, that significantly higher contributions will be required in 2012 and beyond. The amount of any required contributions in 2012 and beyond will depend on earnings on investments, discount rates, changes in the plan and funding laws and regulations;

•

certain post-retirement benefits payable to certain eligible current and future retirees. Although we had a $2.525 billion liability recorded on our balance sheet as of December 31, 2009 representing the net benefit obligation for all post-retirement health care and life insurance benefits, not all of this amount is a contractual obligation and only the portion that we believe is a contractual obligation is reported in the table. Certain of these plans are unfunded and net payments made by us totaled $149 million in 2009, including payments for benefits that are not contractual obligations. Total undiscounted future payments estimated to be made by us for benefits that are both contractual obligations and non-contractual obligations are approximately $5.1 billion over approximately 80 years. However, this estimate is impacted by various actuarial and market assumptions, and ultimate payments will differ from this estimate. In 1992, a trust was created and funded to help cover the health care costs of retirees who are former occupational employees. We did not make any cash contributions to this trust in 2009 and do not expect to make any significant cash contributions to this trust in the future. We anticipate that the majority of the costs that have historically been paid out of this trust will need to be paid by us at some point in the future. As of December 31, 2009, the fair value of the trust assets was $863 million; however, a portion of these assets is comprised of investments with restricted liquidity. In 2008 we estimated that the trust would be adequate to provide continuing reimbursements for our occupational post-retirement health care costs for approximately five years. Based on returns on trust assets during 2009, we still believe that the more liquid assets in the trust will be adequate to provide continuing reimbursements for our occupational post-retirement health care costs for approximately five years. Thereafter, covered benefits for our eligible retirees who are former occupational employees will be paid either directly by us or from the trust as the assets become liquid. This five year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits. Our estimate of the annual long-term rate of return on the plan assets is 8.0% based on the currently held assets; however, this could vary widely in any given year. The benefits reimbursed from plan assets were $193 million in 2009. See additional information on our benefits plans in Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report;

•

contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to use the network facilities of other carriers and to purchase other goods and services. Our contracts to use other carriers’ network facilities generally have no minimum volume requirements and are based on an interrelationship of volumes and discounted rates. Assuming we exited these contracts in 2010, the contract termination fees would be approximately $376 million. Under the same assumption, termination fees for these contracts to purchase goods and services would be $66 million. In the normal course of business, we believe the payment of these fees is remote; and

•

potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

(2)	Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2009.
(3)	We have various long-term, non-cancelable purchase commitments for advertising and promotion services, including advertising and marketing at sports arenas and other venues and events. We also have service related commitments with various vendors for data processing, technical and software support services. Future payments under certain service contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to receive.

Off-Balance Sheet Arrangements

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging, research and development services, or other relationships that expose us to any significant liabilities that are not reflected on the face of the consolidated financial statements or in the Future Contractual Obligations table above.

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

Loss Contingencies and Litigation Reserves

We are involved in several material legal proceedings, as described in more detail in “Legal Proceedings” in Item 3 of this report. We assess potential losses in relation to these and other pending or threatened tax and legal matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted. If a loss is considered reasonably possible, we disclose the item and any determinable estimate of the loss if material but we do not recognize any expense for the potential loss.

For matters related to income taxes, if the impact of an uncertain tax position is more likely than not to be sustained upon audit by the relevant taxing authority, then we recognize a benefit for the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. The overall tax liability recorded for uncertain tax positions as of December 31, 2009 and 2008 considers the anticipated utilization of any applicable tax credits and NOLs.

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

Tax Valuation Allowance

We record deferred income tax assets and liabilities as described above. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be recovered. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate. In making this evaluation, we rely on our recent history of pre-tax earnings, estimated timing of future deductions and benefits represented by the deferred tax assets, and our forecasts of future earnings, the latter two of which involve the exercise of significant judgment. As of December 31, 2006, we could not sustain a conclusion that it was more likely than not that we would realize any of our deferred tax assets resulting from our cumulative losses reported in the recent past as well as other factors. Consequently, we maintained a valuation allowance against those deferred tax assets. However, during 2007, we determined that it was more likely than not that we would realize the majority of our deferred tax assets and, therefore, we reversed a significant portion of the valuation allowance. In making our determination, we analyzed, among other things, our forecasts of future earnings and the nature and estimated timing of future deductions and benefits represented by the deferred tax assets. As of December 31, 2009, we again concluded that it was more likely than not that we would realize the majority of our deferred tax assets; therefore, our valuation allowance did not require material adjustments. These forecasts and estimates are inherently judgmental and if we had used different assumptions, we may not have reversed the valuation allowance. Also, if forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may again determine that a valuation allowance for certain deferred tax assets is appropriate, which could materially impact our financial condition or results of operations.

Pension and Post-Retirement Benefits

We sponsor a noncontributory defined benefit pension plan (referred to as our pension plan) for substantially all management and occupational employees. In addition to this tax qualified pension plan, we also maintain a non-qualified pension plan for certain eligible highly compensated employees. We maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees.

Pension and post-retirement health care and life insurance benefits attributed to employees’ service during the year, as well as interest on benefit obligations, are accrued currently. Prior service costs and actuarial gains and losses are generally recognized as a component of net periodic expense over one of the following periods: (i) the average remaining service period of the employees expected to receive benefits of approximately nine years; (ii) the average remaining life of the employees expected to receive benefits of approximately 18 years; or (iii) the term of the collective bargaining agreement, as applicable. Pension and post-retirement benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits as determined using the projected unit credit method.

In computing the pension and post-retirement health care and life insurance benefits expenses and obligations, the most significant assumptions we make include discount rate, expected rate of return on plan assets, health care trend rates and our evaluation of the legal basis for plan amendments. The plan benefits covered by collective bargaining agreements as negotiated with our employees’ unions can also significantly impact the amount of expense, benefit obligations and pension assets that we record.

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

The expected rate of return on plan assets is the long-term rate of return we expect to earn on the plans’ assets. The rate of return is determined by the strategic allocation of plan assets and the long-term risk and return forecast for each asset class. The forecasts for each asset class are generated primarily from an analysis of the long-term expectations of various third party investment management organizations. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy.

To compute the expected return on pension and post-retirement benefit plan assets, we apply an expected rate of return to the market-related value of the pension plan assets and to the fair value of the post-retirement benefit plan assets adjusted for projected benefit payments to be made from the plan assets. With respect to equity assets held by our pension plan, we have elected to recognize actual returns on these equity assets ratably over a five year period when computing our market-related value; the unrecognized portion of actual returns on these equity assets is included in accumulated other comprehensive income. This method has the effect of reducing the impact on expenses of market volatility that may be experienced from year to year. With respect to bonds and other assets held by our pension plan and with respect to the assets held by our post-retirement benefit plans, we did not elect to recognize actual returns on these assets using this five-year ratable method. Therefore, the full impact of annual market volatility for these assets is reflected in the subsequent year’s net periodic combined benefits expense.

Changes in any of the above factors could impact general, administrative and other operating expenses in the consolidated statements of operations as well as the value of the liability and accumulated other comprehensive income of stockholders’ (deficit) equity on our consolidated balance sheets. If our assumed expected rates of return for 2009 were 100 basis points lower, our qualified pension and post-retirement benefit expenses would have increased by $78 million. If our assumed discount rates for 2009 were 100 basis points lower, our qualified pension and post-retirement benefit expenses would have increased by $38 million and our projected benefit obligation would have increased by approximately $1 billion. An increase of 100 basis points in the initial healthcare cost trend rate would have increased our post-retirement benefit expense by $4 million and increased our projected benefit obligations by $73 million.

The trusts for the pension and post-retirement benefits plans hold investments in equities, fixed income, real estate and other assets such as private equity assets. The assets held by these trusts are reflected at estimated fair value as of December 31. See additional information on our trust investments in Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Revenue Recognition and Related Reserves

We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship period, which ranges from one to four years. Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable based on objective evidence. If the elements are deemed separable and separate earnings processes exist, total consideration is allocated to each element based on the relative fair values of the separate elements and the revenue associated with each element is recognized as earned. If these criteria are not satisfied, the total advance payment is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.

We believe that the accounting estimates related to customer relationship periods and to the assessment of whether bundled elements are separable are “critical accounting estimates” because: (i) they require management to make assumptions about how long we will retain customers; (ii) the assessment of whether bundled elements are separable is subjective; (iii) the impact of changes in actual retention periods versus these estimates on the revenue amounts reported in our consolidated statements of operations could be material; and (iv) the assessment of whether bundled elements are separable may result in revenue being reported in different periods than significant portions of the related costs.

As the telecommunications market experiences greater competition and customers shift from traditional land-based telecommunications services to wireless and Internet-based services, our estimated customer relationship period could decrease and we will accelerate the recognition of deferred revenue and related costs over a shorter estimated customer relationship period.

Restructuring, Realignment and Severance Charges

Periodically, we commit to exit certain business activities, eliminate administrative and network locations or reduce our number of employees. The amount we record as restructuring, realignment or severance charges for these changes depends upon various assumptions, including severance costs, sublease income and costs, disposal costs, length of time on market for abandoned rented facilities and contractual termination costs. These estimates are inherently judgmental and may change materially based upon actual experience. The estimate of future losses of sublease income and disposal activity generally involves the most significant judgment. Due to the estimates and judgments involved in the application of each of these accounting policies and changes in our plans, these estimates and market conditions could materially impact our financial condition or results of operations.

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

Derivative Financial Instruments

We sometimes use derivative financial instruments, specifically interest rate swap contracts, to manage interest rate risks. We execute these instruments with financial institutions we deem creditworthy and monitor our exposure to these counterparties. An interest rate hedge is generally designated as either a cash flow hedge or a fair value hedge. In a cash flow hedge, a borrower of variable interest debt agrees with another party to make fixed payments equivalent to paying fixed rate interest on debt in exchange for receiving payments from the other party equivalent to receiving variable rate interest on debt, the effect of which is to eliminate some portion of the variability in the borrower’s overall cash flows. In a fair value hedge, a borrower of fixed rate debt agrees with another party to make variable payments equivalent to paying variable rate interest on the debt in exchange for receiving fixed payments from the other party equivalent to receiving fixed rate interest on debt, the effect of which is to eliminate some portion of the variability in the fair value of the borrower’s overall debt portfolio due to changes in interest rates.

We recognize all derivatives on our consolidated balance sheets at fair value. We generally designate the derivative as either a cash flow hedge or a fair value hedge on the date on which we enter into the derivative instrument. Cash flows from derivative instruments that are fair value hedges or cash flow hedges are classified in cash flows from operations.

For a derivative that is designated as and meets all of the required criteria for a cash flow hedge, we record in accumulated other comprehensive loss on our consolidated balance sheets any changes in the fair value of the derivative. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In addition, if there are any changes in the fair value of the derivative arising from ineffectiveness of the cash flow hedging relationship, we record those amounts immediately in other expense (income)—net in our consolidated statements of operations. For a derivative that is designated as and meets all of the required criteria for a fair value hedge, we record in other expense (income)—net in our consolidated statements of operations the changes in fair value of the derivative and the underlying hedged item. However, if the terms of this type of derivative match the terms of the underlying hedged item such that we qualify to assume no ineffectiveness, then the fair value of the derivative is measured and the change in the fair value for the period is assumed to equal the change in the fair value of the underlying hedged item for the period, with no impact in other expense (income)—net.

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

For additional information on our derivative financial instruments, see Note 9—Derivative Financial Instruments to our consolidated financial statements in Item 8 of this report.

Investment Impairment Analysis

As part of our cash management strategy, we have a variety of investments for which we are required to determine the fair value. Many of these investments are valued using published prices; other investments require judgment to determine the assumptions and factors that we should use to determine their fair value. For instance, there are reasonably possible alternative inputs for the factors we use to value our auction rate securities, primarily related to the probability that the securities will be redeemed early, the probability that a default will occur and the severity of that default. Using the least favorable inputs for these valuation factors that we believe are reasonably possible alternatives would result in an additional $14 million decrease in the fair market value estimate for the securities.

We recognize changes in the fair value of certain investments in our consolidated statements of operations. However, changes in the fair value of other investments, specifically securities that are classified as “available-for-sale,” are treated differently. Changes in the fair value of available-for-sale investments are recognized in other comprehensive income on our consolidated balance sheets unless the change in value is considered to be an other-than-temporary impairment. If the issuers cease making required interest payments, we would recognize the portion of the other-than-temporary decline in fair value that is due to credit loss in other expense (income)—net in our consolidated statements of operations. If we believe that it is more likely than not that we will be required to sell these securities before their values recover, we would recognize the entire other-than-temporary decline in fair value in other expense (income)—net in our consolidated statements of operations.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, we adopted FSP APB 14-1. This FSP requires issuers of convertible debt that may be settled fully or partially in cash upon conversion to account separately for the liability and equity components of the convertible debt. The liability component is measured so that the effective interest expense associated with the convertible debt reflects our borrowing rate at the date of issuance for similar debt instruments without the conversion feature. This FSP applies to our 3.50% Convertible Senior Notes. We applied this FSP retrospectively to all periods presented in our consolidated financial statements. For additional information related to this FSP, see Note 8—Borrowings to our consolidated financial statements in Item 8 of this report.

The following is a summary of the incremental effects of the adoption of this FSP on our consolidated statements of operations for the years ended December 31, 2009, 2008, and 2007:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Impact of adoption:
Interest expense on long-term borrowings and capital leases—net	$52	$48	$43
Net income	$(32)	$(29)	$(27)

Earnings per common share:
Basic	$(0.02)	$(0.01)	$(0.02)
Diluted	$(0.02)	$(0.02)	$(0.02)

The following is a summary of the incremental effects of the adoption of this FSP on our consolidated balance sheets as of December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008
	(Dollars in millions)
Impact of adoption:
Assets:
Long-term deferred income taxes—net	$(13)	$(40)

Liabilities:
Long-term borrowing—net of unamortized debt discount and other	(50)	(104)
Total stockholders’ deficit	$(37)	$(63)

Effective January 1, 2009, we adopted FSP Emerging Issues Task Force, or EITF, 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (ASC 260). This FSP states that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and must be included in the computation of earnings per common share pursuant to the two-class method. Under this FSP, our unvested restricted stock grants are now considered participating securities. The two-class method requires our earnings to be allocated between our common shareholders and the holders of our unvested restricted stock grants. Upon adoption, we retrospectively recomputed earnings per common share for all periods presented, which did not have a material effect on the earnings per common share we reported historically. The changes in the earnings per common share presented in these financial statements as compared to amounts previously presented are the result of the adoption of FSP APB 14-1.

Effective January 1, 2009, we adopted FSP Financial Accounting Standard, or FAS, 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820). This FSP provides guidelines for ensuring that fair value measurements are consistent with the principles presented in SFAS No. 157, “Fair Value Measurements” (ASC 820). The adoption of this FSP has not had a material effect on our financial position or results of operations.

Effective January 1, 2009, we adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320). This FSP provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The adoption of this FSP has not had a material effect on our financial position or results of operations.

Effective January 1, 2007, we adopted FIN 48 (ASC 740), which prescribes a comprehensive model for how a company should recognize, measure and present in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. On January 1, 2007, we recorded a transition adjustment associated with the adoption of FIN 48, which decreased our accumulated deficit by $48 million as a net result of decreasing our tax liabilities for uncertain tax positions and increasing interest accrued for uncertain tax positions. This transition adjustment is included in our consolidated statements of stockholders’ (deficit) equity and comprehensive income (loss), and other financial statements presented herein are based on consistent presentation of uncertain tax positions.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update, or ASU, Number 2009-13, “Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.” This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. This ASU is generally expected to result in revenue recognition for more delivered elements than under current rules. We are required to adopt this ASU prospectively for new or materially modified agreements as of January 1, 2011. We are evaluating the impact of this ASU, but do not expect adoption to have a material impact on our financial statements.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Qwest Communications International Inc.:

We have audited the accompanying consolidated balance sheets of Qwest Communications International Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qwest Communications International Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the accompanying consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FASB Accounting Standards Codification (ASC) 740), and effective January 1, 2009, the Company adopted FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (ASC 470), and FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (ASC 260).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Qwest Communications International Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Denver, Colorado

February 16, 2010

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions except per share
	amounts, shares in thousands)
Operating revenue	$12,311	$13,475	$13,778
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	3,718	4,585	4,703
Selling	1,961	2,208	2,162
General, administrative and other operating	2,346	2,231	2,698
Depreciation and amortization	2,311	2,354	2,459

Total operating expenses	10,336	11,378	12,022

Operating income	1,975	2,097	1,756

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	1,089	1,069	1,139
Loss on early retirement of debt—net	—	—	26
Other—net	(17)	(23)	(29)

Total other expense (income)—net	1,072	1,046	1,136

Income before income taxes	903	1,051	620
Income tax (expense) benefit	(241)	(399)	2,270

Net income	$662	$652	$2,890

Earnings per common share:
Basic	$0.38	$0.38	$1.57
Diluted	$0.38	$0.37	$1.50

Weighted average common shares outstanding:
Basic	1,709,346	1,728,731	1,829,244
Diluted	1,713,498	1,730,206	1,915,167

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in millions,
	shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,406	$565
Accounts receivable—net of allowance of $100 and $129, respectively	1,302	1,465
Deferred income taxes—net	538	572
Prepaid expenses and other	368	368

Total current assets	4,614	2,970
Property, plant and equipment—net	12,299	13,045
Capitalized software—net	911	875
Deferred income taxes—net	1,971	2,168
Other	585	1,083

Total assets	$20,380	$20,141

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term borrowings	$2,196	$820
Accounts payable	765	820
Accrued expenses and other	1,580	1,641
Deferred revenue and advance billings	556	572

Total current liabilities	5,097	3,853
Long-term borrowings—net of unamortized debt discount and other of $266 and $270, respectively	12,004	12,735
Post-retirement and other post-employment benefits obligations—net	2,479	2,457
Pension obligations—net	817	775
Deferred revenue	486	519
Other	675	1,188

Total liabilities	21,558	21,527

Commitments and contingencies (Note 18)

Stockholders’ deficit:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,738,330 and 1,713,520 shares issued, respectively	17	17
Additional paid-in capital	42,269	42,167
Treasury stock—9,084 and 6,767 shares, respectively (including 44 shares and 62 shares, respectively, held in rabbi trust)	(22)	(20)
Accumulated deficit	(42,953)	(43,063)
Accumulated other comprehensive loss	(489)	(487)

Total stockholders’ deficit	(1,178)	(1,386)

Total liabilities and stockholders’ deficit	$20,380	$20,141

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Operating activities:
Net income	$662	$652	$2,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,311	2,354	2,459
Deferred income taxes	229	450	(2,299)
Provision for bad debt—net	130	162	173
Loss on early retirement of debt—net	—	—	26
Other non-cash charges—net	136	173	104
Changes in operating assets and liabilities:
Accounts receivable	35	(65)	(142)
Prepaid expenses and other current assets	(5)	42	11
Accounts payable, accrued expenses and other current liabilities	(157)	(530)	23
Deferred revenue and advance billings	(58)	(48)	12
Other non-current assets and liabilities	24	(259)	(231)

Cash provided by operating activities	3,307	2,931	3,026

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(1,409)	(1,777)	(1,669)
Proceeds from sale of property and equipment	4	15	29
Proceeds from sale of investment securities	18	65	203
Purchases of investment securities	—	—	(64)
Reclassification of cash equivalent to investment (Note 4)	—	—	(100)
Other	(19)	4	—

Cash used for investing activities	(1,406)	(1,693)	(1,601)

Financing activities:
Proceeds from long-term borrowings	1,270	—	493
Repayments of long-term borrowings, including current maturities	(827)	(631)	(1,176)
Proceeds from issuances of common stock	57	42	113
Dividends paid	(551)	(556)	—
Repurchases of common stock	—	(432)	(1,170)
Early retirement of debt costs	—	—	(15)
Other	(9)	2	(9)

Cash used for financing activities	(60)	(1,575)	(1,764)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	1,841	(337)	(339)
Beginning balance	565	902	1,241

Ending balance	$2,406	$565	$902

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

AND COMPREHENSIVE INCOME (LOSS)

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Treasury Stock at cost	Accum- ulated Deficit	AOCI(L)(1)	Total	Compre- hensive Income (Loss)
	(Shares in thousands)	(Dollars in millions)
Balance as of December 31, 2006	1,900,649	$43,641	$(24)	$(45,952)	$1,083	$(1,252)
Net income	—	—	—	2,890	—	2,890	$2,890
Other comprehensive income—net of taxes:
Pension—net of deferred taxes of $150	—	—	—	—	237	237	237
Other post-retirement benefit obligations, net of deferred taxes of $37	—	—	—	—	(15)	(15)	(15)
Unrealized loss on investments, net of deferred taxes of $1	—	—	—	—	(2)	(2)	(2)

Total comprehensive income—net							$3,110

Dividends declared	—	—	—	(142)	—	(142)
Impact upon adoption of FIN 48	—	—	—	48	—	48
Common stock repurchases	(136,974)	(1,172)	—	—	—	(1,172)
Common stock issuances:
Stock options exercised	18,904	84	—	—	—	84
Employee stock purchase plan	1,707	12	—	—	—	12
401(k) plan trustee discretionary purchases	2,058	17	—	—	—	17
Other	943	(56)	6	—	—	(50)

Balance as of December 31, 2007	1,787,287	42,526	(18)	(43,156)	1,303	655
Net income	—	—	—	652	—	652	$652
Other comprehensive loss—net of taxes:
Pension—net of deferred taxes of $950	—	—	—	—	(1,501)	(1,501)	(1,501)
Other post-retirement benefit obligations, net of deferred taxes of $142	—	—	—	—	(267)	(267)	(267)
Unrealized loss on derivative instruments, net of deferred taxes of $3	—	—	—	—	(6)	(6)	(6)
Unrealized loss on auction rate securities and other, net of deferred taxes of $10	—	—	—	—	(16)	(16)	(16)

Total comprehensive loss—net							$(1,138)

Dividends declared	—	—	—	(550)	—	(550)
Common stock repurchases	(95,386)	(430)	—	—	—	(430)
Common stock issuances:
Stock options exercised	703	3	—	—	—	3
Employee stock purchase plan	3,409	12	—	—	—	12
401(k) plan trustee discretionary purchases	7,527	27	—	—	—	27
Other	3,213	46	(2)	(9)	—	35

Balance as of December 31, 2008	1,706,753	42,184	(20)	(43,063)	(487)	(1,386)
Net income	—	—	—	662	—	662	$662
Other comprehensive income—net of taxes:
Pension—net of deferred taxes of $23	—	—	—	—	36	36	36
Other post-retirement benefit obligations, net of deferred taxes of $33	—	—	—	—	(47)	(47)	(47)
Unrealized gain on derivative instruments, net of deferred taxes of $4	—	—	—	—	7	7	7
Unrealized gain on auction rate securities and other, net of deferred taxes of $1	—	—	—	—	2	2	2

Total comprehensive income—net							$660

Dividends declared	—	—	—	(552)	—	(552)
Common stock issuances:
Stock options exercised	1,043	4	—	—	—	4
Employee stock purchase plan	3,490	11	—	—	—	11
401(k) plan trustee discretionary purchases	11,607	42	—	—	—	42
Other	6,353	45	(2)	—	—	43

Balance as of December 31, 2009	1,729,246	$42,286	$(22)	$(42,953)	$(489)	$(1,178)

(1)	Accumulated Other Comprehensive Income (Loss)

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008 and 2007

Unless the context requires otherwise, references in this report to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Communications International Inc. and its consolidated subsidiaries, and references in this report to “QCII” refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

Note 1: Business and Background

We offer data, Internet, video and voice services nationwide and globally. We generate the majority of our revenue from services provided within the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

In April 2008, we signed a five-year agreement with Verizon Wireless to market and sell its wireless services under its brand name beginning in the third quarter of 2008. We recognize revenue from services offered under this Verizon Wireless arrangement on a net basis, whereas we recognized revenue from services provided under the Qwest-branded wireless services arrangement that we had with a different provider on a gross basis. This results in lower revenue and lower expenses under our Verizon Wireless arrangement when compared to the Qwest-branded wireless services arrangement. We record revenue from our Verizon Wireless arrangement in strategic services revenue and revenue from the Qwest-branded wireless services arrangement as a separate line item. The Qwest-branded wireless services arrangement ended on October 31, 2009.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. We have reclassified certain prior year cash flow amounts to conform to the current year presentation.

We have evaluated subsequent events through February 16, 2010, the date these consolidated financial statements were issued.

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we made when accounting for items and matters such as, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, pension, post-retirement and other post-employment benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they were made. These estimates, judgments and assumptions can affect the reported amounts of assets, liabilities and components of equity as of the dates of the consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our consolidated statements of operations and our consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 12—Income Taxes and Note 18—Commitments and Contingencies for additional information.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 2: Summary of Significant Accounting Policies—(Continued)

•

For matters related to income taxes, if the impact of an uncertain tax position is more likely than not to be sustained upon audit by the relevant taxing authority, then we recognize a benefit for the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Interest is recognized on the amount of unrecognized benefit from uncertain tax positions.

For all of these and other matters, actual results could differ from our estimates.

Revenue Recognition

We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include activation fees and installation charges, which we recognize as revenue over the expected customer relationship period, which ranges from one to four years. We also defer costs for customer acquisitions. The deferral of customer acquisition costs is limited to the amount of revenue deferred on advance payments. Costs in excess of advance payments are recorded as expense in the period such costs are incurred. Expected customer relationship periods are estimated using historical experience. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

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

We have periodically transferred optical capacity assets on our network to other telecommunications service carriers. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 20 years. We account for the cash consideration received on transfers of optical capacity assets, and on all of the other elements deliverable under an IRU, as revenue ratably over the term of the agreement. We have not recognized revenue on any contemporaneous exchanges of our optical capacity assets for other optical capacity assets.

We offer some products and services that are provided by third-party vendors. We review the relationship between us, the vendor and the end customer to assess whether revenue should be reported on a gross or net basis. For example, the revenue from DIRECTV and Verizon Wireless services that we offer through sales agency relationships is reported on a net basis, while the revenue from resold conferencing services is reported on a gross basis. In assessing whether revenue should be reported on a gross or net basis, we consider whether we

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 2: Summary of Significant Accounting Policies—(Continued)

act as a principal in the transaction, take title to the products, have risk and rewards of ownership, and act as an agent or broker.

Allocation of Bundle Discounts

We offer bundle discounts to our customers who receive certain groupings of services. These bundle discounts are recognized concurrently with the associated revenue and are allocated to the various services in the bundled offerings. The allocation is based on the relative fair value of services included in each bundle combination.

USF, Gross Receipts Taxes and Other Surcharges

In determining whether to include in our revenue and expenses the taxes and surcharges collected from customers and remitted to governmental authorities, including USF charges, sales, use, value added and some excise taxes, we assess, among other things, whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. In jurisdictions where we determine that we are the principal taxpayer, we record the taxes on a gross basis and include them in our revenue and general, administrative and other operating expenses. In jurisdictions where we determine that we are merely a collection agent for the government authority, we record the taxes on a net basis and do not include them in our revenue and general, administrative and other operating expenses.

Our revenue and general, administrative and other operating expenses included taxes and surcharges accounted for on a gross basis of $357 million, $391 million and $389 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Advertising Costs

Costs related to advertising are expensed as incurred. Advertising expense was $338 million, $411 million and $460 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in selling expenses and general, administrative and other operating expenses in our consolidated statements of operations.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 2: Summary of Significant Accounting Policies—(Continued)

Income Taxes and Tax Valuation Allowance

The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods, adjustments to our liabilities for uncertain tax positions and amortization of investment tax credits. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to tax net operating loss carryforwards (“NOLs”), tax credit carryforwards and differences between the financial statement carrying value of assets and liabilities and the tax bases of those assets and liabilities. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

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

Each quarter we evaluate the need to retain all or a portion of the valuation allowance on our deferred tax assets. During 2007, we determined that it was more likely than not that we would realize the majority of our deferred tax assets, including those related to U.S. federal NOLs and, as a result, we reversed the valuation allowance recorded on the majority of our net deferred tax assets. In making this determination, we analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the 12 quarters preceding the reversal of our valuation allowance. As of December 31, 2009, we again concluded that it was more likely than not that we would realize the majority of our deferred tax assets; therefore, our valuation allowance did not require material adjustments. See Note 12—Income Taxes for additional information.

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

Book overdrafts occur when checks have been issued but have not been presented to our controlled disbursement bank accounts for payment. These bank accounts allow us to delay funding of issued checks until the checks are presented for payment. A delay in funding results in a temporary source of financing. The activity

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 2: Summary of Significant Accounting Policies—(Continued)

related to book overdrafts is included in “other” in financing activities in our consolidated statements of cash flows. Book overdrafts are included in accounts payable on our consolidated balance sheets. As of December 31, 2009 and 2008, the book overdraft balance was $44 million and $37 million, respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. We generally consider our accounts past due if they are outstanding over 30 days. Our collection process is dependent upon the customer segment, amount of the receivable, and our evaluation of the customer’s credit risk. Our past due accounts are written off against our allowance for doubtful accounts when collection is considered to be not probable. Any recoveries of accounts previously written off are generally recognized as a reduction in bad debt expense in the period received.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, plus the estimated value of any associated legally or contractually required retirement obligations. Property, plant and equipment are depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are categorized in the year acquired on the basis of equal life groups for purposes of depreciation and tracking. Generally, under the straight-line group method, when an asset is sold or retired, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal or unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs for construction of internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 2: Summary of Significant Accounting Policies—(Continued)

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

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other long-lived intangible assets with indefinite lives, such as trademarks and trade names are reviewed for impairment annually or whenever an event occurs or circumstances change that would indicate an impairment may have occurred. These assets are carried at historical cost if their estimated fair value is greater than their carrying amounts. However, if their estimated fair value is less than the carrying amount, goodwill and other indefinite-lived intangible assets are reduced to their estimated fair value through an impairment charge to our consolidated statements of operations. In July 2009, we completed our annual review and determined that the fair value of our indefinite-lived intangible assets exceeds their carrying amount, which totaled $50 million as of December 31, 2009. Accordingly, no impairment charge was recorded in 2009.

Derivative Financial Instruments

We sometimes use derivative financial instruments, specifically interest rate swap contracts, to manage interest rate risks. We execute these instruments with financial institutions we deem creditworthy and monitor our exposure to these counterparties. An interest rate hedge is generally designated as either a cash flow hedge or a fair value hedge. In a cash flow hedge, a borrower of variable interest debt agrees with another party to make

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 2: Summary of Significant Accounting Policies—(Continued)

fixed payments equivalent to paying fixed rate interest on debt in exchange for receiving payments from the other party equivalent to receiving variable rate interest on debt, the effect of which is to eliminate some portion of the variability in the borrower’s overall cash flows. In a fair value hedge, a borrower of fixed rate debt agrees with another party to make variable payments equivalent to paying variable rate interest on the debt in exchange for receiving fixed payments from the other party equivalent to receiving fixed rate interest on debt, the effect of which is to eliminate some portion of the variability in the fair value of the borrower’s overall debt portfolio due to changes in interest rates.

We recognize all derivatives on our consolidated balance sheets at fair value. We generally designate the derivative as either a cash flow hedge or a fair value hedge on the date on which we enter into the derivative instrument. Cash flows from derivative instruments that are fair value hedges or cash flow hedges are classified in cash flows from operations.

For a derivative that is designated as and meets all of the required criteria for a cash flow hedge, we record in accumulated other comprehensive loss on our consolidated balance sheets any changes in the fair value of the derivative. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In addition, if there are any changes in the fair value of the derivative arising from ineffectiveness of the cash flow hedging relationship, we record those amounts immediately in other expense (income)—net in our consolidated statements of operations. For a derivative that is designated as and meets all of the required criteria for a fair value hedge, we record in other expense (income)—net in our consolidated statements of operations the changes in fair value of the derivative and the underlying hedged item. However, if the terms of this type of derivative match the terms of the underlying hedged item such that we qualify to assume no ineffectiveness, then the fair value of the derivative is measured and the change in the fair value for the period is assumed to equal the change in the fair value of the underlying hedged item for the period, with no impact in other expense (income)—net.

We assess quarterly whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item or whether our initial assumption of no ineffectiveness is still valid. If we determine that a derivative is not highly effective as a hedge, a derivative has ceased to be a highly effective hedge or our assumption of no ineffectiveness is no longer valid, then we discontinue hedge accounting with respect to that derivative prospectively. We record immediately in earnings changes in the fair value of derivatives that are not designated as hedges. See Note 9—Derivative Financial Instruments for additional information.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, auction rate securities, accounts receivable, accounts payable, interest rate hedges and long-term notes including the current portion. The carrying values of cash and cash equivalents, auction rate securities, accounts receivable, accounts payable and interest rate hedges approximate their fair values. The carrying value of our long-term notes including the current portion reflects original cost net of unamortized discounts and other. See Note 3—Fair Value of Financial Instruments for a more detailed discussion of the fair value of our other financial instruments.

Pension and Post-Retirement Benefits

We sponsor a noncontributory defined benefit pension plan (referred to as our pension plan) for substantially all management and occupational employees. In addition to this tax qualified pension plan, we also maintain a non-qualified pension plan for certain eligible highly compensated employees. We maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 2: Summary of Significant Accounting Policies—(Continued)

Pension and post-retirement health care and life insurance benefits attributed to eligible employees’ service during the year, as well as interest on benefit obligations, are accrued currently. Prior service costs and actuarial gains and losses are generally recognized as a component of net periodic expense over one of the following periods: (i) the average remaining service period of the employees expected to receive benefits of approximately nine years; (ii) the average remaining life of the employees expected to receive benefits of approximately 18 years; or (iii) the term of the collective bargaining agreement, as applicable. Pension and post-retirement benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits as determined using the projected unit credit method.

In computing the pension and post-retirement health care and life insurance benefits expenses and obligations, the most significant assumptions we make include discount rate, expected rate of return on plan assets, health care trend rates and our evaluation of the legal basis for plan amendments. The plan benefits covered by collective bargaining agreements as negotiated with our employees’ unions can also significantly impact the amount of expense, benefit obligations and pension assets that we record.

The discount rate is the rate at which we believe we could effectively settle the benefit obligations as of the end of the year. We set our discount rates each year based upon the yields of high-quality fixed-income investments available at December 31 with maturities matching our future expected cash flows of the pension and post-retirement benefit plans. In making the determination of discount rates, we average the yields of various bond matching sources and the Citigroup Pension Discount Curve.

The expected rate of return on plan assets is the long-term rate of return we expect to earn on plan assets. The rate of return is determined by the strategic allocation of the plan assets and the long-term risk and return forecast for each asset class. The forecast for each asset class is generated primarily from an analysis of the long-term expectations of various third party investment management organizations. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy.

To compute the expected return on pension and post-retirement benefit plan assets, we apply an expected rate of return to the market-related value of the pension plan assets and to the fair value of the post-retirement plan assets adjusted for projected benefit payments to be made from the plan assets. With respect to equity assets held by our pension plan, we have elected to recognize actual returns on these equity assets ratably over a five year period when computing our market-related value of pension plan assets; the unrecognized portion of actual returns on these equity assets is included in accumulated other comprehensive income. This method has the effect of reducing the impact on expenses of equity market volatility that may be experienced from year to year. With respect to bonds and other assets held by our pension plan and with respect to the assets held by our post-retirement benefit plans, we did not elect to recognize actual returns on these assets using this five-year ratable method. Therefore, the full impact of annual market volatility for these assets is reflected in the subsequent year’s net periodic combined benefits expense.

The trusts for the pension and post-retirement benefits plans hold investments in equities, fixed income, real estate and other assets such as private equity assets. The assets held by these trusts are reflected at estimated fair value as of December 31. The fair value of certain assets held by the plans is determined via reference to quoted market prices in active markets or significant observable inputs such as quoted prices for similar assets in active markets. For instance, the fair value of exchange traded securities is based on the last reported sales price, and the fair value of over-the-counter securities is based on the last reported bid price. Certain investment funds can be

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 2: Summary of Significant Accounting Policies—(Continued)

redeemed in the near term at the current share price, which reflects the market value of the underlying investments. This value, referred to as the net asset value, is used as our reported fair value of these commingled funds.

Additionally, the fair values of a significant amount of the assets held by these trusts are not available by reference to quoted market prices or significant observable inputs as of December 31. As a consequence, we believe there is a risk that the fair value of the harder-to-value assets held by the trusts could be significantly different from our estimates. The methods used to value investments in the absence of observable market prices are described below.

Investments in general or limited partnerships (including private equity, private debt, real estate and other investments) do not have an observable market and are generally reported at fair value as determined by the partnership. The partnership uses valuation methodologies that give consideration to a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investments, market conditions, trading values on comparable public securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of judgment. For some investments, the fair value provided by the partnership is as of a date prior to our measurement date. In these situations, we adjust the value for subsequent cash flows and review the fair value based on the latest information provided by the partnership, including the impact of any significant events and changes in market conditions that have occurred since the last valuation date.

We monitor and evaluate the reasonableness of assumptions and valuation methodologies of the pricing vendors, account managers, fund managers and general partners.

Investment Impairment Analysis

Investments in available-for-sale debt and equity securities are impaired if the fair value of the security is less than our amortized cost basis. Investments are reviewed quarterly for impairment and any impaired security is evaluated to determine whether the impairment is temporary or other than temporary. This evaluation requires significant judgment and is based upon many factors including our intent and ability to hold the security until it recovers, the severity and length of time the security has been impaired, the issuer’s financial standing, including its current and expected future ability to make payments in accordance with the terms of securities, credit ratings of both the issuer and the securities and compliance with the terms of the securities. If we intend to sell the securities or determine that it is more likely than not that we will be required to sell the securities, the impairment is classified as other than temporary and the total impairment is recognized in other expense (income)—net in our consolidated statements of operations. In addition, for investments in debt securities, if we determine that it is not probable that we will collect all payments due under the terms of the security, the impairment would be considered other than temporary; however, only the portion of the impairment attributable to credit loss would be recognized in other expense (income)—net in our consolidated statements of operations and the remainder would be recognized in other comprehensive income (loss), net of deferred income taxes. The recognition of an other-than-temporary impairment in our consolidated statements of operations establishes a new amortized cost basis in the investment. An impairment determined to be temporary is recognized in other comprehensive income (loss), net of deferred income taxes and does not result in a new amortized cost basis in the investment.

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 2: Summary of Significant Accounting Policies—(Continued)

Conversion (Including Partial Cash Settlement)” (FASB Accounting Standards Codification (“ASC”) 470) (“FSP APB 14-1”). This FSP requires issuers of convertible debt that may be settled fully or partially in cash upon conversion to account separately for the liability and equity components of the convertible debt. The liability component is measured so that the effective interest expense associated with the convertible debt reflects our borrowing rate at the date of issuance for similar debt instruments without the conversion feature. This FSP applies to our 3.50% Convertible Senior Notes due 2025 (the “3.50% Convertible Senior Notes”). We applied this FSP retrospectively to all periods presented in our consolidated financial statements. For additional information related to this FSP, see Note 8—Borrowings.

The following is a summary of the effects of the adoption of this FSP on our consolidated statements of operations for the years ended December 31, 2009, 2008, and 2007:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Impact of adoption:
Interest expense on long-term borrowings and capital leases—net	$52	$48	$43
Net income	$(32)	$(29)	$(27)
Earnings per common share:
Basic	$(0.02)	$(0.01)	$(0.02)
Diluted	$(0.02)	$(0.02)	$(0.02)

The following is a summary of the effects of the adoption of this FSP on our consolidated balance sheets as of December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008
	(Dollars in millions)
Impact of adoption:
Assets:
Long-term deferred income taxes—net	$(13)	$(40)
Liabilities:
Long-term borrowing—net of unamortized debt discount and other	(50)	(104)
Total stockholders’ deficit	$(37)	$(63)

Effective January 1, 2009, we adopted FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (ASC 260). This FSP states that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and must be included in the computation of earnings per common share pursuant to the two-class method. Under this FSP, our unvested restricted stock grants are now considered participating securities. The two-class method requires our earnings to be allocated between our common shareholders and the holders of our unvested restricted stock grants. Upon adoption, we retrospectively recomputed earnings per common share for all periods presented, which did not have a material effect on the earnings per common share we reported historically. The changes in the earnings per common share presented in these financial statements as compared to amounts previously presented are the result of the adoption of FSP APB 14-1.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 2: Summary of Significant Accounting Policies—(Continued)

Effective January 1, 2009, we adopted FSP Financial Accounting Standard (“FAS”) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820). This FSP provides guidelines for ensuring that fair value measurements are consistent with the principles presented in Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (ASC 820). The adoption of this FSP did not have a material effect on our financial position or results of operations.

Effective January 1, 2009, we adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320). This FSP provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The adoption of this FSP did not have a material effect on our financial position or results of operations.

Effective January 1, 2007, we adopted FASB Interpretation Number (“FIN”) 48 (ASC 740), which prescribes a comprehensive model for how a company should recognize, measure and present in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. On January 1, 2007, we recorded a transition adjustment associated with the adoption of FIN 48, which decreased our accumulated deficit by $48 million as a net result of decreasing our tax liabilities for uncertain tax positions and increasing interest accrued for uncertain tax positions. This transition adjustment is included in our consolidated statements of stockholders’ (deficit) equity and comprehensive income (loss), but other financial statements presented herein are based on consistent presentation of uncertain tax positions.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) Number 2009-13, “Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.” This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. This ASU is generally expected to result in revenue recognition for more delivered elements than under current rules. We are required to adopt this ASU prospectively for new or materially modified agreements entered into on or after January 1, 2011. We are evaluating the impact of this ASU, but do not expect its adoption to have a material effect on our financial position or results of operations.

Note 3: Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, auction rate securities, accounts receivable, accounts payable, interest rate hedges and long-term notes including the current portion. The carrying values of cash and cash equivalents, auction rate securities, accounts receivable, accounts payable and interest rate hedges approximate their fair values. The carrying value of our long-term notes including the current portion reflects original cost net of unamortized discounts and other and was $14.034 billion as of December 31, 2009. For additional information, see Note 8—Borrowings.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 3: Fair Value of Financial Instruments—(Continued)

The table below presents the fair values for auction rate securities, an investment fund, interest rate hedges and long-term notes including the current portion, as well as the input levels used to determine these fair values as of December 31, 2009 and 2008:

	Level	Fair value as of December 31,
		2009	2008
		(Dollars in millions)
Assets:
Auction rate securities	3	$95	$90
Investment fund	3	—	20
Fair value hedges	3	2	—

Total assets		$97	$110

Liabilities:
Long-term notes, including the current portion	1 & 2	$14,245	$11,043
Cash flow hedges	3	3	8

Total liabilities		$14,248	$11,051

The three levels of the fair value hierarchy as defined by the FASB are as follows:

Input Level	Description of Input
Level 1	Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2	Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

We determined the fair value of our auction rate securities using a discounted cash flow model that takes into consideration the interest rate of the securities, the probability that we will be able to sell the securities in an auction or that the securities will be redeemed early, the probability that a default will occur and its severity, a discount rate and other factors.

We determined the fair value of our investment fund based on the asset values of the securities underlying the fund. This fund was fully liquidated during 2009.

We determined the fair value of our interest rate hedges using projected future cash flows, discounted at the mid-market implied forward London Interbank Offered Rate (“LIBOR”). For additional information on our derivative financial instruments, see Note 9—Derivative Financial Instruments.

We determined the fair values of our long-term notes including the current portion based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 3: Fair Value of Financial Instruments—(Continued)

The table below presents a rollforward of the instruments valued using Level 3 inputs for the years ended December 31, 2009 and 2008:

	Instruments Valued Using Level 3 Inputs
	Auction rate securities	Investment fund	Fair value hedges	Cash flow hedges
	(Dollars in millions)
Balance at December 31, 2007	$116	$89	$—	$—
Transfers into (out of) Level 3	—	—	—	—
Additions	—	—	—	—
Dispositions	—	(65)	(1)	—
Realized and unrealized (losses) gains:
Included in long-term borrowings—net	—	—	—	—
Included in other (expense) income—net	—	(4)	1	1
Included in other comprehensive loss	(26)	—	—	(9)

Balance at December 31, 2008	90	20	—	(8)

Transfers into (out of) Level 3	—	—	—	—
Additions	2	—	—	—
Dispositions	—	(21)	—	—
Realized and unrealized gains:
Included in long-term borrowings—net	—	—	2	—
Included in other (expense) income—net	—	1	—	—
Included in other comprehensive income	3	—	—	5

Balance at December 31, 2009	$95	$—	$2	$(3)

Note 4: Investments

As of December 31, 2009 and 2008, our investments included auction rate securities of $95 million and $90 million, respectively, which are classified as non-current, available-for-sale investments and are included in other non-current assets at their estimated fair value on our consolidated balance sheets. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Prior to August 2007, we invested in these securities for short periods of time as part of our cash management program. However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of these securities in auctions since the third quarter of 2007. Because we are uncertain as to when the liquidity issues relating to these investments will improve, we continued to classify these securities as non-current as of December 31, 2009. These securities:

•	are structured obligations of special purpose reinsurance entities associated with life insurance companies and are referred to as “Triple X” securities;

•	currently pay interest every 28 days at one-month LIBOR plus 200 basis points;

•	are rated A;

•

are insured against loss of principal and interest by two bond insurers, one of which had a credit rating of BB+ and the other of which was not rated and in the fourth quarter of 2009 was prohibited by its regulator from making any claim payments;

•	are collateralized by the issuers; and

•	mature between 2033 and 2036.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 4: Investments—(Continued)

We recorded approximately $2 million of unrealized gains, net of deferred income taxes, and $15 million of unrealized losses, net of deferred income taxes on these auction rate securities for the years ended December 31, 2009 and 2008, respectively. The cumulative unrealized losses, net of deferred income taxes, related to these securities was $15 million and $17 million as of December 31, 2009 and 2008, respectively. These unrealized losses were recorded in accumulated other comprehensive loss on our consolidated balance sheets. The cost basis of these securities was $120 million and $117 million as of December 31, 2009 and December 31, 2008, respectively. We consider the decline in fair value to be a temporary impairment because we believe it is more likely than not that we will ultimately recover the entire $120 million cost basis, in part because the securities are rated investment grade, the securities are collateralized and the issuers continue to make required interest payments. At some point in the future, we may determine that the decline in fair value is other than temporary if, among other factors:

•	the issuers cease making required interest payments;

•	we believe it is more likely than not that we will be required to sell these securities before their values recover; or

•	we change our intent to hold the securities due to events such as a change in the terms of the securities.

During 2007, an investment fund we historically treated as a cash equivalent began liquidating its holdings and restricting distributions. As a result, we reclassified our holdings in the fund from cash and cash equivalents to investments, which are included in other current assets on our consolidated balance sheets. We valued this investment considering the asset values of the securities underlying the fund. During the year ended December 31, 2008, we sold $65 million of our holdings in the fund. As of December 31, 2008, $10 million of our remaining investment in the fund was included in other current assets and $10 million was included in other non-current assets on our consolidated balance sheet because we continued to expect that we would not be able to liquidate this portion of our investment in the subsequent 12 months. During the year ended December 31, 2008, we recorded immaterial realized and unrealized losses for the change in the fair value of the fund, which were recorded in other expense (income)—net in our consolidated statement of operations. Our investment in the fund was fully liquidated in 2009.

Note 5: Accounts Receivable

The following table presents details of our accounts receivable balances as of December 31, 2009 and 2008:

	December 31,
	2009	2008
	(Dollars in millions)
Accounts receivable—net:
Trade receivables	$1,009	$1,205
Earned and unbilled receivables	259	276
Purchased and other receivables	134	113

Total accounts receivable	1,402	1,594
Less: allowance for doubtful accounts	(100)	(129)

Accounts receivable—net	$1,302	$1,465

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 5: Accounts Receivable—(Continued)

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

The following table presents details of our allowance for doubtful accounts for the years ended December 31, 2009, 2008 and 2007:

	Balance at beginning of period	Charged to expense	Deductions	Balance at end of period
	(Dollars in millions)
Allowance for doubtful accounts:
2009	$129	$130	$159	$100
2008	145	162	178	129
2007	146	173	174	145

Note 6: Property, Plant and Equipment

The components of our property, plant and equipment as of December 31, 2009 and 2008 are as follows:

	Depreciable Lives	December 31,
		2009	2008
		(Dollars in millions)
Property, plant and equipment—net:
Land	N/A	$106	$101
Buildings	15-30 years	3,382	3,412
Communications equipment	5-10 years	19,954	20,047
Other network equipment	8-45 years	21,267	20,927
General purpose computers and other	5-11 years	1,773	2,104
Construction in progress	N/A	118	179

Total property, plant and equipment		46,600	46,770
Less: accumulated depreciation		(34,301)	(33,725)

Property, plant and equipment—net		$12,299	$13,045

We recorded depreciation expense of $2.071 billion, $2.120 billion and $2.231 billion for the years ended December 31, 2009, 2008 and 2007, respectively.

Effective January 1, 2009, we changed our estimates of the economic lives of certain copper cable and telecommunications equipment assets. These changes resulted in additional depreciation expense of approximately $38 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002 have decreased our depreciation expense.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 6: Property, Plant and Equipment—(Continued)

We made a decision in June 2008 to discontinue certain product and service offerings and as a result we changed our estimates of the economic lives of certain assets used in providing those products and services, which resulted in the acceleration of depreciation of those assets beginning in the third quarter of 2008. As a result, we recorded $19 million of additional depreciation for the year ended December 31, 2009 as compared to the year ended December 31, 2008. These assets were fully depreciated as of December 31, 2009.

The additional depreciation for both of the changes described above, net of deferred taxes, reduced net income by approximately $35 million, or approximately $0.02 per basic and diluted common share for the year ended December 31, 2009.

During 2008, we recognized expenses of approximately $6 million, which reduced net income by approximately $4 million, or less than $0.01 per basic and diluted common share, for impairment of network assets associated with our transition to selling Verizon Wireless services from selling Qwest-branded wireless services.

Asset Retirement Obligations

As of December 31, 2009, our asset retirement obligations balance was primarily related to estimated future costs of removing circuit equipment from leased properties and estimated future costs of properly disposing of asbestos and other hazardous materials upon remodeling or demolishing buildings. Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheets. The following table provides asset retirement obligation activity for the years ended December 31, 2009, 2008 and 2007:

	December 31,
	2009	2008	2007
	(Dollars in millions)
Asset retirement obligations:
Balance as of January 1	$65	$58	$85
Accretion expense	7	6	11
Liabilities incurred	—	—	4
Liabilities settled and other	—	—	(3)
Change in estimate	(8)	1	(39)

Balance as of December 31	$64	$65	$58

During 2007, we revised our original estimates of the timing and amounts of undiscounted cash flows related to certain future asset retirement obligations. These revisions resulted in a reduction of $39 million to our asset retirement obligations and an offsetting reduction of gross property, plant and equipment.

Note 7: Capitalized Software

Internally used software, whether purchased or developed by us, is capitalized and amortized using the straight-line group method over its estimated useful life. As of December 31, 2009 and 2008, our capitalized software had carrying costs of $2.550 billion and $2.372 billion, respectively, and accumulated amortization was $1.639 billion and $1.497 billion, respectively. We recorded amortization expense of $240 million, $234 million and $228 million for the years ended December 31, 2009, 2008 and 2007, respectively, for capitalized software based on a life range of four to seven years.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 7: Capitalized Software—(Continued)

During 2008, we recognized expenses of approximately $16 million, which reduced net income by approximately $10 million, or less than $0.01 per basic and diluted common share, for impairment of capitalized software associated with our transition to selling Verizon Wireless services from selling Qwest-branded wireless services.

In 2008, as a result of decisions to discontinue certain product offerings and exiting our expiring wireless services arrangement, we changed our estimates of the remaining economic lives of certain capitalized software, which accelerated the amortization of those assets. This change resulted in additional amortization expense of $20 million for the year ended December 31, 2008 as compared to the year ended December 31, 2008. The additional amortization, net of deferred taxes, reduced net income by approximately $12 million, or less than $0.01 per basic and diluted common share, for the year ended December 31, 2008.

The weighted average remaining life of our capitalized software was 3.5 years as of December 31, 2009.

The estimated future amortization expense for capitalized software is as follows:

Estimated Amortization
(Dollars in millions)
Estimated future amortization expense:
2010	$241
2011	200
2012	161
2013	130
2014	101
2015 and thereafter	78

Total estimated future amortization expense	$911

Note 8: Borrowings

Current Portion of Long-Term Borrowings

As of December 31, 2009 and 2008, the current portion of our long-term borrowings consisted of:

	December 31,
	2009	2008
	(Dollars in millions)
Current portion of long-term borrowings:
Long-term notes	$2,168	$792
Long-term capital lease and other obligations	28	28

Total current portion of long-term borrowings	$2,196	$820

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 8: Borrowings—(Continued)

Long-Term Borrowings

As of December 31, 2009 and 2008, our long-term borrowings consisted of the following (for all notes with unamortized discount or premium, the face amount of the notes and the unamortized discount or premium are presented separately):

	December 31,
	2009	2008
	(Dollars in millions)
Long-term borrowings:
Qwest Communications International Inc. (“QCII”):
Senior notes with various rates ranging from 3.50% to 8.0% including LIBOR + 3.50% and maturities from 2010 to 2015*	$3,640	$3,320
Unamortized discount	(102)	(155)
Less: current portion*	(1,265)	(230)

Total QCII	2,273	2,935

Qwest Capital Funding (“QCF”):
Notes with various rates ranging from 6.50% to 7.90% and maturities from 2010 to 2031	2,185	2,747
Unamortized discount	(2)	(2)
Less: current portion	(403)	(562)

Total QCF	1,780	2,183

Qwest Corporation (“QC”):
Notes and term loan with various rates ranging from 3.504% to 8.875% including LIBOR + 3.25% and maturities from 2010 to 2043	8,468	7,657
Unamortized discount	(165)	(113)
Fair value hedge adjustment	10	10
Capital lease and other obligations	73	34
Less: current portion	(515)	(19)

Total QC	7,871	7,569

Qwest Communications Company, LLC (“QCC”):
Capital lease and other obligations	100	67
Unamortized discount	(7)	(10)
Less: current portion	(13)	(9)

Total QCC	80	48

Total long-term borrowings	$12,004	$12,735

*	Our 3.50% Convertible Senior Notes have a stated maturity of 2025, but they have contractual provisions that allow us to call the notes or their holders to put them to us at earlier dates, the first of which is November 15, 2010. For purposes of this table, we treat them as maturing at the earliest of these dates.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 8: Borrowings—(Continued)

Our long-term borrowings had the following interest rates and contractual maturities as of December 31, 2009:

	Contractual Maturities
	2010		2011	2012	2013	2014	2015 and Thereafter	Total
	(Dollars in millions)
Interest rates:
Up to 5%	$1,265	*	$—	$—	$750	$—	$—	$2,015
Above 5% to 6%	—		—	—	—	—	—	—
Above 6% to 7%	500		—	—	—	—	2,026	2,526
Above 7% to 8%	928	**	1,626	—	—	1,900	2,987	7,441
Above 8% to 9%	—		—	1,500	—	—	811	2,311

Total notes and bonds	$2,693		$1,626	$1,500	$750	$1,900	$5,824	14,293

Capital lease and other obligations								173
Less: unamortized discount								(276)
Add: fair value hedge adjustment								10
Less: current portion of long-term borrowings								(2,196)

Total long-term borrowings								$12,004

*	Our 3.50% Convertible Senior Notes have a stated maturity of 2025, but they have contractual provisions that allow us to call the notes or their holders to put them to us at earlier dates, the first of which is November 15, 2010. For purposes of this table, we treat them as maturing at the earliest of these dates.
**	$525 million of this amount includes our 7.25% Senior Notes due 2011, which are deemed to mature in 2010 in the table above as they have contractual provisions that allow us to call the notes at earlier dates, and we redeemed these notes in February 2010.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 8: Borrowings—(Continued)

Our long-term borrowings contractual maturities by entity as of December 31, 2009:

	Maturities
	2010		2011	2012	2013	2014	2015 and Thereafter	Total
	(Dollars in millions)
QCII notes:
QCII 3.50% Convertible Senior Notes	$1,265	*	$—	$—	$—	$—	$—	$1,265
QCII 7.25% Senior Notes	525	**	—	—	—	—	—	525
QCII 7.50% Senior Notes (Series B)	—		—	—	—	800	—	800
QCII 7.50% Senior Notes	—		—	—	—	500	—	500
QCII 8.00% Senior Notes	—		—	—	—	—	550	550

Total QCII notes	1,790		—	—	—	1,300	550	3,640

QCF notes:
QCF 7.90% Notes	403		—	—	—	—	—	403
QCF 7.25% Notes	—		801	—	—	—	—	801
QCF 6.5% Notes	—		—	—	—	—	174	174
QCF 6.875% Notes	—		—	—	—	—	352	352
QCF 7.625% Notes	—		—	—	—	—	97	97
QCF 7.75% Notes	—		—	—	—	—	358	358

Total QCF notes	403		801	—	—	—	981	2,185

QC notes and bonds:
QC Floating Rate Notes	—		—	—	750	—	—	750
QC 6.95% Term Loan	500		—	—	—	—	—	500
QC 7.875% Notes	—		825	—	—	—	—	825
QC 8.875% Notes	—		—	1,500	—	—	—	1,500
QC 6.5% Notes	—		—	—	—	—	500	500
QC 6.875% Debentures	—		—	—	—	—	1,000	1,000
QC 7.125% Debentures	—		—	—	—	—	250	250
QC 7.2% Debentures	—		—	—	—	—	250	250
QC 7.25% Debentures	—		—	—	—	—	500	500
QC 7.375% Debentures	—		—	—	—	—	55	55
QC 7.5% Notes	—		—	—	—	600	—	600
QC 7.5% Debentures	—		—	—	—	—	484	484
QC 7.625% Notes	—		—	—	—	—	400	400
QC 7.75% Debentures	—		—	—	—	—	43	43
QC 8.375% Notes	—		—	—	—	—	811	811

Total QC notes and bonds	500		825	1,500	750	600	4,293	8,468

Total notes and bonds	$2,693		$1,626	$1,500	$750	$1,900	$5,824	$14,293

*	Our 3.50% Convertible Senior Notes have a stated maturity of 2025, but they have contractual provisions that allow us to call the notes or their holders to put them to us at earlier dates, the first of which is November 15, 2010. For purposes of this table, we treat them as maturing at the earliest of these dates.
**	Amount represents our 7.25% Senior Notes due 2011, which are deemed to mature in 2010 in the table above as they have contractual provisions that allow us to call the notes at earlier dates and we redeemed these notes in February 2010.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 8: Borrowings—(Continued)

Effective January 1, 2009, we adopted FSP APB 14-1 (ASC 470). This FSP requires issuers of convertible debt that may be settled fully or partially in cash upon conversion to account separately for the liability and equity components of the convertible debt. The carrying amount of the equity component of our 3.50% Convertible Senior Notes was $164 million as of December 31, 2009 and December 31, 2008. At December 31, 2009 and December 31, 2008, the liability component of these notes had a principal amount of $1.265 billion at both dates; an unamortized discount value of $50 million and $104 million, respectively; and a net carrying amount of $1.215 billion and $1.161 billion, respectively. The remaining discount will be amortized over the next 10 months. The effective interest rate on our 3.50% Convertible Senior Notes is 8.77%. The interest expense, inclusive of the 3.50% coupon and amortization of the discount and debt issuance costs, recognized for the years ended December 31, 2009, 2008 and 2007 was $103 million, $98 million and $94 million, respectively.

We have a revolving credit facility (“the Credit Facility”) that is currently undrawn and expires in September 2013. The amount currently available to us under the Credit Facility is $1.035 billion.

QCII Notes

Covenants

As of December 31, 2009, QCII had outstanding a total of $2.375 billion aggregate principal amount of senior notes. This amount excludes the $1.265 billion of our 3.50% Convertible Senior Notes. The $2.375 billion in notes is guaranteed on a senior unsecured basis by QSC and QCF. The indenture governing these notes limits QCII’s and its subsidiaries’ ability to:

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

If the notes receive investment grade ratings, most of the covenants with respect to the notes will be subject to suspension or termination. Under the indenture governing these notes, we must repurchase the notes upon certain changes of control. This indenture also contains provisions for cross acceleration relating to any of our other debt obligations and the debt obligations of our restricted subsidiaries in an aggregate amount in excess of $100 million. We were in compliance with all of the covenants as of December 31, 2009.

Repayments

On January 2, 2009, we redeemed $230 million aggregate principal amount of our Floating Rate Senior Notes due 2009.

In 2008, we redeemed $20 million aggregate principal amount of QCII’s Floating Rate Senior Notes due 2009. On December 1, 2008, we exercised our option to call at par the remaining $230 million aggregate

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 8: Borrowings—(Continued)

principal amount of QCII’s Floating Rate Senior Notes due 2009; however, the redemption date was not until January 2, 2009; therefore, these notes were still reflected in the current portion of long-term borrowings on our consolidated balance sheet for the year ended December 31, 2008.

On November 3, 2008, we repaid at maturity $69 million aggregate principal amount of QCII’s 7.25% and 7.50% Senior Notes due 2008.

New Issuance

In September 2009, we issued $550 million of 8.00% Senior Notes due 2015. We are using the net proceeds of $532 million for general corporate purposes, including repayment of indebtedness and funding and refinancing investments in our telecommunication assets.

Subsequent Events

In February 2010, we redeemed $525 million aggregate principal amount of QCII’s Senior Notes due 2011.

In January 2010, we issued $800 million of 7.125% Senior Notes due 2018. We are using net proceeds of $775 million for general corporate purposes, including repayment of indebtedness and funding and refinancing investments in our telecommunications assets.

QCII Convertible Senior Notes

Covenants

The indenture governing the 3.50% Convertible Senior Notes (the “Indenture”) contains certain covenants including, but not limited to, a limitation on mergers or sales of all, or substantially all, of the assets of QCII, which requires that a successor assume the obligation with regard to these notes. The Indenture contains provisions requiring acceleration of payment of the notes upon an acceleration of any other debt obligations of QCII in an aggregate amount in excess of $100 million. We were in compliance with all of the Indenture covenants as of December 31, 2009.

FSP APB 14-1 (ASC 470), applies to our 3.50% Convertible Senior Notes and became effective for us on January 1, 2009. See further discussion in “Recently Adopted Accounting Pronouncements” in Note 2—Summary of Significant Accounting Policies.

Balance Sheet Classification

Under the terms of our 3.50% Convertible Senior Notes, upon conversion at a time at which the market-based conversion provisions described below are satisfied, we must pay the converting holders cash equal to at least the par value of the 3.50% Convertible Senior Notes. The $1.265 billion of 3.50% Convertible Senior Notes have been classified as a current obligation as of December 31, 2009 because the holders having the option to convert beginning in November 2010, but were classified as a non-current obligation as of December 31, 2008 because specified, market-based conversion provisions were not met as of December 31, 2008. These market-based conversion provisions specify that, when our common stock has a closing price above a specified threshold price for 20 or more trading days during certain periods of 30 consecutive trading days, these notes become available for conversion for a period. This threshold price was $6.01 per share as of December 31, 2009, and will be adjusted further downward for certain events, such as dividend payments. If our common stock maintains a

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 8: Borrowings—(Continued)

closing price above the applicable threshold price during certain subsequent periods, the notes would again become available for immediate conversion. In addition, even if the market-based conversion provisions are not met, holders of our 3.50% Convertible Senior Notes have the option to convert every five years on November 15, beginning in 2010, and receive cash from us equal to the par value of the notes. We believe that if the trading price of our common stock is below the conversion price on November 15, 2010, the likelihood of holders converting the notes will increase the more the conversion price exceeds the trading price of our common stock. The conversion price was $5.01 per share as of December 31, 2009 and will be adjusted further for certain events, such as dividend payments.

Conversion Value

The conversion value of the notes may be calculated prior to maturity by using an initial conversion rate of 169.4341 per $1,000 in principal amount of the notes or an initial conversion price of $5.90, adjusted for certain events, including the payment of dividends, as described in the Indenture. After adjusting for dividend payments in 2009, the conversion rate was 199.5291 and the implied conversion price was $5.01 as of December 31, 2009.

The following hypothetical example of the conversion calculation has assumed (i) no further adjustment to the initial conversion rate or price is made or required under the terms of the Indenture, and (ii) the requisite conditions to an exercise of the conversion right provided under the Indenture are satisfied:

(1)	If the price of our common stock exceeds $5.01 per share when the notes are converted, then for every $1,000 in principal amount of the notes surrendered for conversion, the holder will receive the following:

•	$1,000 in cash for the principal value of the notes, and

•

the amount by which the conversion value (calculated as the product of the initial conversion rate and the average of the closing sale prices of our common stock during the conversion period as described in the Indenture) exceeds $1,000. At our option, we may elect to pay all or a portion of this amount in shares of our common stock or equivalent value of cash.

(2)	If the price of our common stock is at or below $5.01 per share when the notes are converted, then for every $1,000 in principal amount of the notes surrendered for conversion, the holder will receive the lesser of:

•	$1,000 in cash for the principal value of the notes, or

•	the conversion value, calculated as described above, in cash.

QCII Credit Facility

In December 2009, we entered into a new revolving credit facility (the “Credit Facility”). The Credit Facility makes available to us $1.035 billion, is currently undrawn, and expires in September 2013. Any amounts drawn on the Credit Facility are guaranteed by our wholly owned subsidiary, Qwest Services Corporation (“QSC”), and secured by a senior lien on the stock of QC. The Credit Facility replaced a $945 million credit facility that would have expired in October 2010.

The Credit Facility has 13 lenders with lending commitments ranging from $25 million to $100 million. The Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to legal matters, discussed in Note 18—Commitments and Contingencies.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 8: Borrowings—(Continued)

If drawn, the Credit Facility would, at our election, bear interest at a rate of adjusted LIBOR or a base rate defined in the Credit Facility, in each case plus an applicable margin. Such margin varies based upon the credit ratings of the facility and is currently 3.25% for LIBOR based borrowings and 2.25% for base rate borrowings.

The Credit Facility contains certain other covenants including, but not limited to, limitations on:

•	incurrence of indebtedness (suspended while the Credit Facility remains undrawn);

•	restricted payments;

•	using any proceeds to pay settlements or judgments relating to legal matters discussed in Note 18—Commitments and Contingencies;

•	dividend and other payments;

•	mergers, consolidations and asset sales;

•	investments; and

•	liens (suspended while the Credit Facility remains undrawn).

In the event of certain changes of control, each lender under the Credit Facility may terminate its commitment and declare any outstanding amounts for such lender’s account immediately due and payable.

The Credit Facility contains financial covenants that (i) require Qwest and its consolidated subsidiaries to maintain a debt-to-consolidated EBITDA ratio of not more than 5 to 1 and (ii) require QC and its consolidated subsidiaries to maintain a debt-to-consolidated EBITDA ratio of not more than 2.5 to 1. Consolidated EBITDA as defined in the Credit Facility means our net income (loss) adjusted for taxes, interest, depreciation, amortization and certain non-cash, non-recurring items. Compliance with these financial covenants is not required while the Credit Facility remains undrawn. However, we were in compliance with these financial covenants as of December 31, 2009.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 8: Borrowings—(Continued)

QCF Notes

Covenants

The QCF notes are guaranteed by QCII on a senior unsecured basis. The indentures governing the QCF notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on the assets of QCF; and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of QCF or us, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the provisions and covenants of the QCF notes as of December 31, 2009.

Repayment

On August 3, 2009, QCF repaid at maturity $562 million aggregate principal amount its 7.0% Notes due 2009.

On July 15, 2008, QCF repaid at maturity $171 million aggregate principal amount of its 6.375% Notes due 2008.

QC Notes

Covenants

The indentures governing the QC notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on the assets of QC; and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of QC, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the provisions and covenants of the QC notes as of December 31, 2009.

New Issues

On April 13, 2009, QC issued approximately $811 million aggregate principal amount of its 8.375% Senior Notes due 2016. QC is using the net proceeds of $738 million for general corporate purposes, including repayment of indebtedness and funding or refinancing investments in its telecommunication assets.

The notes are unsecured obligations of QC and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of QC. The covenant and default terms are substantially the same as those associated with QC’s other long-term borrowings.

Repayments

On November 15, 2008, QC repaid at maturity $320 million aggregate principal amount of its 5.625% Notes due 2008.

Registered Exchange Offer

On November 13, 2009, QC commenced a registered exchange offer for its 8.375% Notes due 2016 pursuant to the registration rights agreement that it entered into in connection with the issuance of these notes. QC completed the registered exchange offer on December 21, 2009.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 8: Borrowings—(Continued)

Interest Rate Hedges

During 2009 and 2008, QC entered into interest rate hedges as discussed in Note 9—Derivative Financial Instruments.

Interest Expense

Interest expense includes interest on long-term borrowings and capital lease obligations. Other interest expense, such as interest on income taxes, is included in other—net in our consolidated statements of operations. The following table presents the amount of gross interest expense, capitalized interest and cash paid for interest during the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Interest expense on long-term borrowings and capital leases—net:
Gross interest expense	$1,103	$1,090	$1,155
Capitalized interest	(14)	(21)	(16)

Total interest expense on long-term borrowings and capital leases—net	$1,089	$1,069	$1,139

Cash paid for interest:
Cash interest paid on long-term borrowings, capital leases and interest rate swaps	$1,005	$1,042	$1,089
Cash received from counterparties on interest rate swaps	(24)	(46)	—

Net interest paid on long-term borrowings, capital leases and interest rate swaps	$981	$996	$1,089

Note 9: Derivative Financial Instruments

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

We evaluate counterparty credit risk before entering into any hedge transaction. Thereafter, we continue to closely monitor the financial market and the risk that our counterparties will default on their obligations to us. We are prepared to unwind these hedge transactions if our counterparties’ credit risk becomes unacceptable to us.

In August 2009, QC entered into interest rate hedges on $400 million of the outstanding $1.500 billion aggregate principal amount of its 8.875% Notes due in 2012. The hedges have the economic effect of converting QC fixed interest rate debt to a floating interest rate of one-month LIBOR plus 7.0575% until maturity. QC designated the interest rate swaps as fair value hedges. The terms of these hedges match the terms of the underlying debt such that we assume no ineffectiveness of the fair value hedging relationship and recognize the fair value of the hedge with a corresponding adjustment to the carrying value of the debt.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 9: Derivative Financial Instruments—(Continued)

In March 2008, QC entered into interest rate hedges on $500 million of the outstanding $750 million aggregate principal amount of its Floating Rate Notes due 2013. The notes bear interest at a rate per year equal to LIBOR plus 3.25%. These hedges have the economic effect of converting QC’s floating interest rate to fixed interest rates of approximately 6.0% through March 15, 2010. QC designated these interest rate swaps as cash flow hedges. We did not recognize any gain or loss in earnings for hedge ineffectiveness for the year ended December 31, 2009.

In March 2008, QC also entered into interest rate hedges on the outstanding $500 million aggregate principal amount of its 6.5% Notes due 2017. These hedges had the economic effect of converting QC’s fixed interest rate to a floating interest rate until these notes mature in 2017. QC designated these interest rate swaps as fair value hedges. QC terminated these hedges in the fourth quarter of 2008. Upon termination, we received $20 million in cash for the fair value of the swap asset and accrued interest from our counterparty. The accumulated increase of $10 million in the carrying value of the 6.5% Notes due 2017 through the hedge termination date is being amortized to interest expense using the effective interest method over the remaining term of the notes.

We valued the interest rate hedges using projected future cash flows, discounted at mid-market implied forward LIBOR. We determined this valuation excluding accrued interest.

For additional information on our accounting policies for derivative financial instruments, see Note 2—Summary of Significant Accounting Policies.

The balance sheet location and fair value of derivative instruments designated as hedging instruments as of December 31, 2009 are set forth below:

	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value
	(Dollars in millions)
Cash flow hedging contracts	Other current assets	$—	Other current liabilities	$3
Fair value hedging contracts	Other non-current assets	$2	Other non-current liabilities	$—

The fair value of derivative instruments designated as hedging instruments as of December 31, 2008 is described below:

	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value
	(Dollars in millions)
Cash flow hedging contracts	Other non-current assets	$—	Other non-current liabilities	$8

For additional information on the fair value of our financial instruments, see Note 3—Fair Value of Financial Instruments.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 9: Derivative Financial Instruments—(Continued)

The following table presents the effect of derivative instruments on our consolidated balance sheets and statements of operations for the years ended December 31, 2009 and 2008:

Derivatives in Cash Flow Hedging Relationships	Years Ended December 31,
	2009	2008
	(Dollars in millions)
Interest rate contracts:
Amount of gain (loss) recognized in other comprehensive income on derivatives (effective portion), net of deferred taxes of $2 and $3, respectively	$3	$(5)
Location of amount reclassified from accumulated other comprehensive income into income (effective portion)	Interest expense—net	Interest expense—net
Amount of loss (gain) reclassified from accumulated other comprehensive income into interest expense (effective portion), net of deferred taxes of $2 and $0, respectively	$4	$(1)
Location of amount recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Not Applicable	Not Applicable
Amount recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—	$—

Note 10: Severance and Restructuring

Severance

For the years ended December 31, 2009, 2008 and 2007, we recorded severance expenses of $113 million, $129 million and $14 million, respectively. A portion of our severance expenses is included in each of cost of sales, selling expenses and general, administrative and other operating expenses in our consolidated statements of operations. We have not included any severance expenses in our segment expenses. As of December 31, 2009 and 2008, our severance liability was $77 million and $56 million, respectively, and is included in accrued expenses and other in our consolidated balance sheets.

Restructuring

During 2004 and previous years, as part of our ongoing efforts to evaluate our operating costs, we established restructuring programs, which included workforce reductions, consolidation of excess facilities, and restructuring of certain business functions. As of December 31, 2009, the remaining restructuring reserve for these programs related to leases for real estate that we ceased using in prior periods and consisted of our estimates of amounts to be paid for these leases in excess of our estimates of any sublease revenue we may collect. We expect this reserve will be used over the remaining lease terms, which range from 0.5 to 16.0 years, with a weighted average of 12.2 years.

During 2008, we reversed approximately $33 million of restructuring reserve due to favorable early termination of a lease for which we previously reserved. The restructuring reversal is included in general, administrative and other operating expenses in our consolidated statements of operations.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 10: Severance and Restructuring—(Continued)

The remaining reserve balances are included on our consolidated balance sheets in accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. The provisions, reversals, and adjustments are included in general, administrative and other expenses in our consolidated statements of operations. We have not included any restructuring expenses in our segment expenses.

The following table presents the details of our real estate restructuring reserves for the years ended December 31, 2009, 2008 and 2007:

Real Estate Restructuring
(Dollars in millions)
Balance December 31, 2006	$347
Provisions	6
Utilization	(38)
Reversals and adjustments	(3)

Balance December 31, 2007	312
Provisions	—
Utilization	(50)
Reversals and adjustments	(36)

Balance December 31, 2008	226
Provisions	—
Utilization	(20)
Reversals and adjustments	—

Balance December 31, 2009	$206

As of December 31, 2009 and 2008, the restructuring reserve included in current liabilities was $18 million and $21 million, respectively, and the long-term portion was $188 million and $205 million, as of those dates.

Note 11: Employee Benefits

Pension, Post-Retirement and Other Post-Employment Benefits

We sponsor a noncontributory qualified defined benefit pension plan (referred to as our pension plan) for substantially all management and occupational employees. In addition to this tax qualified pension plan, we also maintain a non-qualified pension plan for certain eligible highly compensated employees. We maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. We also provide other post-employment benefits for eligible former employees.

Pension

The pension plan provides benefits to participants under five separate formulas which are 1) the pension band or pension factor formula for occupational employees, 2) the account balance formula (“ABF”) for occupational employees, 3) the Old Management Formula (“OMF”) for management employees, 4) the Defined Lump Sum (“DLS”) formula for management employees and 5) the ABF for management employees. Participants, upon retirement or termination, may elect any form of annuity option available, a lump sum distribution or a combination annuity/lump sum.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 11: Employee Benefits—(Continued)

For occupational employees hired or rehired prior to January 1, 2009, pension benefits are based on either the pension band or pension factor formula. The pension band formula uses a flat dollar amount per year of service in which each job title has been assigned a dollar amount (“pension band”). The pension factor formula, which covers occupational sales employees, uses a factor based on final average compensations times years of service. All occupational employees hired or rehired on or after January 1, 2009, upon meeting certain requirements, earn a pension under the ABF, which provides a compensation credit equal to 3% of eligible compensation plus an annual interest credit.

For management employees, the OMF is based on final average compensation and years of service, the DLS formula is based on final average compensation and age-related service credits and the ABF was based on a compensation credit equal to 3% of eligible compensation plus an annual interest credit. Participants who earned their pension under the OMF and DLS formula were management participants who had completed 20 years of service by December 31, 2000 or who were service pension eligible by December 31, 2003. Employees who did not meet these requirements accrued a pension under the OMF and DLS formula until December 31, 2000, or earlier based on the plan’s provisions, and then commenced accruing a pension under the ABF beginning on January 1, 2001. The ABF covers management participants hired after December 31, 2000 and management employees who did not have 20 years of service by December 31, 2000 or who did not become service pension eligible by December 31, 2003. In November 2009, we amended the pension plan to no longer provide pension benefit accruals for active management employees on or after January 1, 2010. This amendment froze average compensation calculations under the OMF and DLS formula and means that we no longer provide calculation of service under the OMF, percentage credits under the DLS formula, nor compensation credits under the ABF. Active management employees who participate in the plan retain their accrued pension benefit earned as of December 31, 2009 and employees under the ABF will continue to earn interest credits on their vested benefit after December 31, 2009. Employees are eligible to receive their vested accrued benefit when they leave Qwest.

In addition to the benefits described above, the pension plan provides survivor and disability benefits to certain participants. The plan also provided a death benefit for beneficiaries of certain eligible retirees; however, we have eliminated this benefit effective March 1, 2010 for retirees who retired prior to January 1, 2004 and whose deaths occur after February 28, 2010. We previously eliminated the death benefit for retirees who retired after December 31, 2003.

Current funding laws and regulations require funding deficits to be paid over a seven-year period unless the plan is fully funded before then. Our funding policy for the pension plan is to make contributions with the objective of accumulating sufficient assets to pay all qualified pension benefits when due under the terms of the plan. The accounting unfunded status of our pension plan was $790 million at December 31, 2009. We did not make any cash contributions to the pension plan in 2009 or 2008. We will not be required to make a cash contribution to this plan in 2010. Based on currently available information, our projected required contribution in 2011 is $0 to $120 million. The information necessary to finalize our 2011 contribution calculations will not be available until later in 2010. It is also very likely, based on current funding laws and regulations, that significantly higher contributions will be required in 2012 and beyond. The amount of any required contributions in 2012 and beyond will depend on earnings on investments, discount rates, changes in the plan and funding laws and regulations.

Non-Qualified Pension

We maintain a non-qualified pension plan for certain eligible highly compensated employees. Beginning on January 1, 2010, we no longer provide pension benefit accruals under this plan. Employees who participate in the

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 11: Employee Benefits—(Continued)

plan retain their accrued pension benefit earned as of December 31, 2009 and employees under the ABF will continue to earn interest credits on their vested benefit after December 31, 2009. Employees are eligible to receive their vested accrued benefit when they leave Qwest. In addition, this plan provides survivor and disability benefits to certain participants. The plan also provided a death benefit for beneficiaries of certain eligible retirees; however, we have eliminated this benefit for retirees who retired prior to January 1, 2004 and whose deaths occur after February 28, 2010. We previously eliminated the death benefit for retirees who retired after December 31, 2003.

Post-Retirement Benefits

The benefit obligation for our occupational health care and life insurance post-retirement plans is estimated based on the terms of our written benefit plans. In calculating this obligation, we consider numerous assumptions, estimates and judgments, including but not limited to, discount rates, health care cost trend rates and plan amendments. In 2008, we negotiated our current four-year collective bargaining agreements. These collective bargaining agreements covered approximately 15,600 of our unionized employees as of December 31, 2009 and reflect changes for the eligible post-1990 retirees who are former occupational employees, including: (i) a Letter of Agreement that states such post-1990 retirees will begin contributing to the cost of health care benefits in excess of specified limits on the company-funded portion of retiree health care costs (also referred to as “caps”) beginning January 1, 2009 and (ii) a provision that such post-1990 retirees will pay increased out of pocket costs through plan design changes starting January 1, 2009. These changes have been considered in calculating the benefit obligation under the occupational health care plan.

No contributions were made to the post-retirement occupational health care trust in 2009 or 2008, and we do not expect to make a contribution in 2010.

The terms of the post-retirement health care and life insurance plans between us and our eligible management employees and our eligible post-1990 management retirees are established by us and are subject to change at our discretion. We have a practice of sharing some of the cost of providing health care benefits with our management employees and post-1990 management retirees. The benefit obligation for the management post-retirement health care benefits is based on the terms of the current written plan documents and is adjusted for anticipated continued cost sharing with management employees and post-1990 management retirees. However, our contribution under our post-1990 management retirees’ health care plan is capped at a specific dollar amount.

A putative class action purportedly filed on behalf of certain of our retirees was brought against us and certain other defendants in Federal District Court in Colorado in connection with our decision to reduce life insurance benefits for these retirees during 2006 and 2007. See Note 18—Commitments and Contingencies—Other Matters for additional information.

A change of 100 basis points in the assumed initial health care cost trend rate would have had the following effects in 2009:

	100 Basis Points Change
	Increase	Decrease
	(Dollars in millions)
Effect on the aggregate of the service and interest cost components of net periodic post-retirement benefit expense (statement of operations)	$4	$(4)
Effect on benefit obligation (balance sheet)	$73	$(66)

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 11: Employee Benefits—(Continued)

We expect our health care cost trend rate to decrease by 0.5% per year from 8.0% in 2010 to an ultimate rate of 5.0% in 2016. Our post-retirement health care expense for eligible post-1990 retirees who are former management employees and for eligible retirees who are former occupational employees is capped at a set dollar amount. Therefore, those health care benefit obligations are not subject to increasing health care trends after the effective date of the caps.

Expected Cash Flows

The pension, non-qualified pension and post-retirement health care benefit payments and premiums and life insurance premium payments are paid by us or distributed from plan assets. The estimated benefit payments provided below are based on actuarial assumptions on the demographics of the employee population in place at the end of 2009 and have been reduced by estimated participant contributions.

	Pension Plan	Non-Qualified Pension Plan	Post-Retirement Benefit Plans	Medicare Part D Subsidy Receipts
	(Dollars in millions)
Estimated future benefit payments:
2010	$771	$4	$363	$(19)
2011	740	3	362	(21)
2012	716	3	355	(24)
2013	698	3	347	(26)
2014	680	3	338	(29)
2015—2019	3,102	12	1,499	(152)

Net Periodic Benefit Expense

The measurement date used to determine pension, non-qualified pension and post-retirement health care and life insurance benefits is December 31. The actuarial assumptions used to compute the net periodic benefit expense for our pension, non-qualified pension and post-retirement benefit plans are based upon information available as of the beginning of the year, as presented in the following table.

	Pension Plan			Non-Qualified Pension Plan			Post-Retirement Benefit Plans
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Actuarial assumptions at beginning of year:
Discount rate	6.70%	6.30%	6.00%	6.70%	6.10%	6.00%	6.70%	6.30%	6.00%
Rate of compensation increase	3.50%	3.50%	4.65%	3.50%	3.50%	4.65%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8.00%	8.00%	8.50%	N/A	N/A	N/A	8.50%	8.50%	8.50%
Initial health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	9.00%	9.00%	10.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	N/A	N/A	N/A	2013	2012	2012

N/A—Not applicable

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 11: Employee Benefits—(Continued)

The components of net periodic benefit expense for our pension, non-qualified pension and post-retirement benefit plans for the years ended December 31, 2009, 2008 and 2007 are detailed below:

	Years Ended December 31,
	Pension Plan			Non-Qualified Pension Plan			Post-Retirement Benefit Plans
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(Dollars in millions)
Net periodic benefit expense (income):
Service cost	$103	$116	$126	$1	$1	$2	$8	$9	$10
Interest cost	505	496	492	2	2	3	215	226	233
Expected return on plan assets	(565)	(647)	(658)	—	—	—	(68)	(124)	(131)
Recognized transition asset	—	—	—	—	—	1	—	—	—
Recognized prior service cost	—	(5)	(5)	—	—	—	(99)	(104)	(127)
Recognized net actuarial loss	75	2	71	—	—	1	30	11	21
Curtailment and settlements	(13)	—	—	2	3	—	—	—	—

Total net periodic benefit expense (income)	$105	$(38)	$26	$5	$6	$7	$86	$18	$6

The net periodic benefit expense for our pension, non-qualified pension and post-retirement benefit is included in general, administrative and other operating expenses in our consolidated statements of operations. Beginning on January 1, 2010, we no longer provide pension benefit accruals for active management employees under our qualified and non-qualified pension plans. As a result, we recognized a gain of $13 million relating to the qualified pension plan for the year ended December 31, 2009. We also recognized $2 million and $3 million in non-qualified pension plan settlements for the years ended December 31, 2009 and 2008, respectively.

Benefit Obligations

The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2009 and 2008 are as follows:

	December 31,
	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2009	2008	2009	2008	2009	2008
Actuarial assumptions at end of year:
Discount rate	5.80%	6.70%	5.50%	6.70%	5.70%	6.70%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	8.00%	9.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	N/A	2016	2013

N/A—Not applicable

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 11: Employee Benefits—(Continued)

The following table summarizes the change in the benefit obligations for the pension, non-qualified pension and post-retirement benefit plans for the years ended December 31, 2009 and 2008:

	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2009	2008	2009	2008	2009	2008
	(Dollars in millions)
Benefit obligations accrued at beginning of year:	$7,962	$8,186	$33	$56	$3,424	$3,814
Service cost	103	116	1	1	8	9
Interest cost	505	496	2	2	215	226
Actuarial (gain) loss	562	26	8	(1)	83	(170)
Plan amendments	(220)	51	—	—	—	(79)
Plan curtailments	(112)	—	(3)	—	—	—
Participant contributions	—	—	—	—	51	32
Benefits paid from plan assets	(684)	(913)	—	—	(193)	(232)
Benefits paid by company	—	—	(10)	(25)	(220)	(195)
Medicare Part D reimbursements	—	—	—	—	20	19

Benefit obligations accrued at end of year	$8,116	$7,962	$31	$33	$3,388	$3,424

Accumulated benefit obligations	$8,116	$7,837	$31	$31	$3,388	$3,424

In the table above, the 2009 pension plan amendment represents the elimination of death benefits for certain eligible retirees. The 2009 pension plan and non-qualified pension plan curtailments represent the elimination of future pension benefit accruals for active management employees.

The 2008 pension plan amendments represent primarily an increase in pension benefits for eligible occupational employees as negotiated under our current four-year collective bargaining agreements. The 2008 post-retirement benefit plan amendments represent changes to no longer reimburse Medicare Part B premiums for post-1990 management and occupational retirees and adjustments to certain occupational retiree health care caps.

Plan Assets

We maintain plan assets for our pension plan and certain post-retirement benefit plans. The pension plan assets are used for the payment of pension benefits and certain eligible plan expenses. The post-retirement benefit plan assets are used to pay health care benefits and premiums on behalf of eligible retirees who are former occupational plan participants and to pay certain eligible plan expenses. The following table summarizes the change in the fair value of plan assets for the pension and post-retirement benefit plans as of and for the years ended December 31, 2009 and 2008:

	Pension Plan		Post-Retirement Benefit Plans
	2009	2008	2009	2008
	(Dollars in millions)
Fair value of plan assets at beginning of year	$7,217	$9,858	$915	$1,588
Actual gain (loss) on plan assets	793	(1,728)	141	(441)
Benefits paid from plan assets	(684)	(913)	(193)	(232)

Fair value of plan assets at end of year	$7,326	$7,217	$863	$915

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 11: Employee Benefits—(Continued)

Pension Plan: Our investment objective for the pension plan assets is to achieve an attractive risk-adjusted return over time that will provide for the payment of benefits and minimize the risk of large losses. Our pension plan investment strategy is designed to meet this objective by broadly diversifying plan assets across numerous strategies with differing expected returns, volatilities and correlations. The pension plan has approximately 50% of the assets allocated to interest rate sensitive investments and 50% allocated to investments designed to provide higher expected returns than the interest rate sensitive investments. Interest rate sensitive investments include 30% of plan assets targeted to investment grade bonds, 7.5% to high yield and emerging market bonds, 5% to convertible bonds, and 7.5% targeted to diversified strategies, which primarily have exposures to global government, corporate and inflation-linked bonds, as well as some exposures to global stocks and commodities. Assets expected to provide higher returns than the interest rate sensitive assets include broadly diversified equity investments with approximately 15% targeted to U.S. stocks, 12.5% to developed market non-U.S. stocks, 2.5% to emerging market stocks, and 5% to private equity investments. Approximately 10% is allocated to other investments including funds primarily invested in private debt and hedge funds. Real estate investments are targeted at 5% of plan assets. At the beginning of 2010, our expected annual long-term rate of return on pension assets is assumed to be 8.0%.

Post-Retirement Benefit Plan: Our investment objective for the post-retirement benefit plan assets is to achieve an attractive risk-adjusted return and minimize the risk of large losses over the expected life of the assets. We believe that plan assets will be adequate to provide reimbursements for our occupational post-retirement health care costs for approximately five years. Investment risk is managed by broadly diversifying assets across numerous strategies with differing expected returns, volatilities and correlations. Our investment strategy is designed to be consistent with the investment objective, with particular focus on providing liquidity for the reimbursement of our occupational post-retirement health care costs. The target allocations for the post-retirement benefit plan assets were revised in mid-year 2009 to reduce risk by lowering the target equity allocation from 55% to 35% and increasing the fixed income allocation to 50%. Specific target allocations within these broad categories are allowed to vary to provide liquidity in order to meet reimbursement requirements. The 50% target fixed income allocation includes investment grade bonds, high yield, convertible bonds and emerging market debt. Equity investments are broadly diversified with exposure to publicly traded U.S., non-U.S. and emerging market stocks and private equity. While no new private equity investments have been made in recent years, existing private equity investments as a percent of total equity is expected to increase in the near term as liquid, publicly traded stocks are drawn down for the reimbursement of health care costs. The remaining target allocations are 5% to real estate and 10% to investments consisting primarily of hedge funds, private debt, and diversified strategies. At the beginning of 2010, our expected annual long-term rate of return on post-retirement benefit plan assets is assumed to be 8.0%.

Permitted investments: Plan assets are managed consistent with the restrictions set forth by the Employee Retirement Income Security Act of 1974, as amended, which requires diversification of assets and also generally prohibits defined benefit and welfare plans from investing more than 10% of their assets in securities issued by the sponsor company. As of December 31, 2009 and 2008, the pension and post-retirement benefit plans did not directly own any shares of our common stock or any of our debt.

Derivative instruments: Derivative instruments are used to reduce risk as well as provide return. The pension and post-retirement benefit plans use exchange traded futures to gain exposure to equity and Treasury markets consistent with target asset allocations. Interest rate swaps are used in the pension plan to reduce risk relative to measurement of the benefit obligation, which is sensitive to interest rate changes. Foreign exchange forward contracts and total return swaps are used primarily to manage currency exposures. Some derivative instruments subject the plans to counterparty risk. We closely monitor counterparty exposure and mitigate this

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 11: Employee Benefits—(Continued)

risk by diversifying the exposure among multiple high credit quality counterparties, requiring collateral and limiting exposure by periodically settling contracts.

The gross notional exposure of the derivative instruments directly held by the plans at December 31, 2009 is shown below. The notional amount of the derivatives corresponds to market exposure but does not represent an actual cash investment.

	December 31, 2009
Gross notional exposure	Pension Plan	Post-Retirement Benefit Plan
	(Dollars in millions)
Exchange-traded U.S. equity futures	$346	$9
Exchange-traded non-U.S. equity futures	29	1
Exchange-traded Treasury futures	886	30
Interest rate swaps	574	—
Total return swaps	110	20
Foreign exchange forwards	409	64

Fair Value Measurements: Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the FASB. For additional information on the fair value hierarchy, see Note 3—Fair Value of Financial Instruments.

The table below presents the fair value of plan assets by category and the input levels used to determine those fair values as of December 31, 2009. It is important to note that the asset allocations do not include market exposures that are gained with derivatives.

	Fair value of pension plan assets as of December 31, 2009			Total
	Level 1	Level 2	Level 3
	(Dollars in millions)
Investment grade bonds(a)	$440	$844	$—	$1,284
High yield bonds(b)	—	468	126	594
Emerging market bonds(c)	—	205	—	205
Convertible bonds(d)	—	426	—	426
Diversified strategies(e)	—	439	—	439
U.S. stocks(f)	445	89	—	534
Non-U.S. stocks(g)	668	105	—	773
Emerging market stocks(h)	74	138	—	212
Private equity(i)	—	—	741	741
Private debt(j)	—	—	524	524
Market neutral hedge funds(k)	—	839	58	897
Directional hedge funds(k)	—	161	4	165
Real estate(l)	—	—	294	294
Derivatives(m)	(10)	(49)	—	(59)
Cash equivalents and short-term investments(n)	96	173	—	269
Securities lending obligation(o)	—	(289)	—	(289)
Securities lending collateral(o)	—	289	—	289

Total investments	$1,713	$3,838	$1,747	7,298

Dividends and interest receivable				22
Pending trades				18
Expense accruals				(12)

Total pension plan assets				$7,326

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 11: Employee Benefits—(Continued)

	Fair value of post-retirement plan assets as of December 31, 2009			Total
	Level 1	Level 2	Level 3
	(Dollars in millions)
Investment grade bonds(a)	$12	$190	$—	$202
High yield bonds(b)	—	143	—	143
Emerging market bonds(c)	—	33	—	33
Convertible bonds(d)	—	28	—	28
Diversified strategies(e)	—	5	—	5
U.S. stocks(f)	91	—	—	91
Non-U.S. stocks(g)	49	28	—	77
Emerging market stocks(h)	—	28	—	28
Private equity(i)	—	—	85	85
Private debt(j)	—	—	12	12
Market neutral hedge funds(k)	—	93	—	93
Directional hedge funds(k)	—	18	—	18
Real estate(l)	—	—	44	44
Derivatives(m)	—	(1)	—	(1)
Cash equivalents and short-term investments(n)	2	14	—	16
Securities lending obligation(o)	—	(29)	—	(29)
Securities lending collateral(o)	—	29	—	29

Total investments	$154	$579	$141	874

Dividends and interest receivable				3
Pending trades				5
Expense accruals and benefits payable				(19)

Total post-retirement plan assets				$863

Plan assets are invested in various asset categories utilizing multiple strategies and investment managers. For several of the investments discussed below, the plans own units in commingled funds and limited partnerships that invest in various types of assets. Commingled funds give investors the right, subject to predetermined redemption procedures, to redeem their investment at the current share price, also known as the net asset value or “NAV”. The NAV reported by the fund manager is determined by the fund manager based on the market value of the underlying holdings of the fund. Commingled funds that can be redeemed at the NAV as of the measurement date are classified as Level 2, otherwise the fund is classified as Level 3. Investments in limited partnerships represent long-term commitments with a fixed maturity date, typically seven to ten years. Valuation inputs for these limited partnership interests are generally based on assumptions and other information not observable in the market and are classified as Level 3 investments. We monitor and evaluate the reasonableness of assumptions and valuation methodologies of the pricing vendors, account managers, fund managers and general partners.

An overview of the asset categories, the underlying strategies and valuation inputs used to value the assets in the table above follows:

(a) Investment grade bonds represent stand-alone investments in U.S. Treasury notes, bonds and strips as well as portfolios and commingled funds with characteristics similar to the Barclays Capital U.S. Aggregate Bond Index (the “index”). The index is comprised of U.S. Treasuries, agencies, corporate bonds, mortgage-backed securities, asset-backed securities and commercial mortgage-backed securities. Treasury

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 11: Employee Benefits—(Continued)

securities are valued at the bid price reported in the active market in which the security is traded and are classified as Level 1. Valuations of other investment grade bonds are based on a spread to U.S. Treasuries and consider yields available on comparable securities of issuers with similar credit ratings and are classified as Level 2. The commingled funds can be redeemed at the NAV and are classified as Level 2.

(b) High yield bonds represent investments in fixed income securities below investment grade and bank loans. Investments are made in stand-alone portfolios and commingled funds. Valuations of publicly traded high yield bonds are based on a spread to U.S. Treasuries and consider yields available on comparable securities of issuers with similar credit ratings and are classified as Level 2. The commingled funds that can be redeemed at NAV are classified as Level 2. All other high yield funds are classified as Level 3.

(c) Emerging market bonds represent debt instruments issued by governments and other entities located in developing countries. Emerging market bonds are priced based on dealer quotes or a spread relative to the local government bonds and are classified as Level 2.

(d) Convertible bonds primarily represent investments in corporate debt securities that have features that allow the debt to be converted into equity securities under certain circumstances. Valuations of individual convertible bonds are based on a combination of a spread to U.S. Treasuries and the value and volatility of the underlying equity security. Convertible bonds are classified as Level 2.

(e) Diversified strategies represent investments in commingled funds that primarily have exposures to global government, corporate and inflation-linked bonds, but that also have exposures to global stocks and commodities. The funds can be redeemed at NAV and are classified as Level 2.

(f) U. S. stocks represent investments in securities and commingled funds that track the broad U.S. stock markets. Individual U.S. stocks are valued at the last published price reported on the major market on which the individual securities are traded and are classified as Level 1. The commingled funds can be redeemed at NAV and are classified as Level 2.

(g) Non-U.S. stocks represent investments in securities, a registered mutual fund and commingled funds that track developed non-U.S. stock markets. Foreign currency exposure is hedged approximately 50% to the U. S. dollar. Individual non-U.S. stock securities and mutual funds are valued at the last published price reported on the major market on which the individual securities or mutual fund are traded and are classified as Level 1. The commingled funds can be redeemed at NAV and are classified as Level 2.

(h) Emerging market stocks represent investments in registered mutual funds and commingled funds comprised of stocks of companies located in developing markets. Registered mutual funds are valued at the last published price reported on the major market on which the mutual funds are traded and are classified as Level 1. The commingled funds can be redeemed at NAV and are classified as Level 2.

(i) Private equity represents investments in non-publicly traded domestic and foreign buy-out and venture capital funds. Private equity funds are structured as limited partnerships and are valued according to the valuation policy of each partnership, subject to prevailing accounting and other regulatory guidelines. The partnerships use valuation methodologies that give consideration to a range of factors, including but not limited to the price at which investments were acquired, the nature of the investments, market conditions, trading values on comparable public securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investments. These valuation methodologies involve a significant degree of judgment. For some investments, the fair value provided by the partnership is as of a date prior to our measurement date. In these situations, we adjust the value for subsequent cash flows and review the fair value based on the latest information provided by the partnership, including the impact of

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 11: Employee Benefits—(Continued)

any significant events and changes in market conditions that have occurred since the last valuation date. Private equity investments are classified as Level 3.

(j) Private debt represents investments in non-publicly traded funds that primarily invest in either distressed or mezzanine debt instruments. Mezzanine debt instruments are debt instruments that are subordinated to other debt issues and may include embedded equity instruments such as warrants. Private debt funds are structured as limited partnerships and are valued according to the valuation policy of each partnership, subject to prevailing accounting and other regulatory guidelines. The valuation of underlying fund investments are based on factors including the issuer’s current and projected credit worthiness, the security’s terms, reference to the securities of comparable companies and other market factors. These valuation methodologies involve a significant degree of judgment. For some investments, the fair value provided by the partnership is as of a date prior to our measurement date. In these situations, we adjust the value for subsequent cash flows and review the fair value based on the latest information provided by the partnership, including the impact of any significant events and changes in market conditions that have occurred since the last valuation date. Private debt investments are classified as Level 3.

(k) Hedge Funds. Market-neutral hedge funds hold investments in a diversified mix of instruments that are intended in combination to exhibit low correlations to market fluctuations. In the pension plan, these investments are typically combined with futures to achieve uncorrelated excess returns over various markets. Directional hedge funds represent investments that may exhibit somewhat higher correlations to market fluctuations than the market-neutral hedge funds. Investments in hedge funds include both direct investments and investments in diversified funds of funds. All hedge funds are valued at net asset value. Hedge funds that can be redeemed at net asset value as of the measurement date are classified as Level 2. All other hedge fund investments are classified as Level 3.

(l) Real estate represents investments in non-publicly traded commingled funds and limited partnerships that invest in a diversified portfolio of real estate properties. Real estate investments are valued at net asset value according to the valuation policy of each fund or partnership, subject to prevailing accounting and other regulatory guidelines. The valuation of specific properties is generally based on third-party appraisals that use comparable sales or a projection of future cash flows to determine fair value. For some investments, the valuation is as of a date prior to our measurement date. In these situations, we adjust the value for subsequent cash flows and review the fair value based on the latest information provided by the fund manager or partnership, including the impact of any significant events and changes in market conditions that have occurred since the last valuation date. Real estate investments are classified as Level 3.

(m) Derivatives include the market value of exchange-traded futures contracts which are classified as Level 1, as well as privately negotiated over-the-counter (“OTC”) swaps that are valued based on the change in interest rates or a specific market index and classified as Level 2. The market values represent gains or losses that occur due to fluctuations in interest rates, foreign currency exchange rates, security prices or other factors.

(n) Cash equivalents and short-term investments represent investments that are used in conjunction with derivatives positions or are used to provide liquidity for the payment of benefits or other purposes. U.S. Treasury Bills are valued at the bid price reported in the active market in which the security is traded and are classified as Level 1. Valuations of other securities are based on a spread to U.S. Treasury Bills, the Federal Funds Rate or LIBOR and consider yields available on comparable securities of issuers with similar credit ratings and are classified as Level 2.

(o) Securities lending obligation and collateral represent securities lending transactions whereby the plans’ lending agent lends stock and bond investments of the plan to other third-party investment firms in

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 11: Employee Benefits—(Continued)

exchange for cash collateral. The stock and bond securities are generally loaned for a period of less than one month and can be recalled on a day’s notice. Under the terms of its securities lending agreement, the plan typically requires cash collateral of a value in excess of the fair value of the loaned investments. Cash collateral received is then invested in certain collective investment vehicles maintained by the lending agent. Upon the maturity of the agreement, the borrower must return the same, or substantially the same, investments that were borrowed and the plan returns the cash collateral. The value of the obligation is a fixed amount based on the cash collateral received and is classified as Level 2. The collateral received is invested in collective investment vehicles that are comprised of short-term investment grade bonds and cash equivalents, the valuation of which is described above, and is classified as Level 2.

Concentrations of Risk: Investments are primarily exposed to stock market, interest rate, and credit volatility. We manage these risks by broadly diversifying assets across numerous asset classes and strategies with differing expected returns, volatilities and correlations. Stock and credit risks are broadly diversified across sectors and individual companies. Although the investments are well diversified, the value of plan assets could change materially depending upon the overall market volatility, which could affect the funded status of the plans.

The table below presents a rollforward of the pension plan assets valued using Level 3 inputs for the year ended December 31, 2009:

	Pension Plan Assets Valued Using Level 3 Inputs
	Private equity	Private debt	Directional hedge funds	Market neutral hedge fund	High yield bonds	Real estate	Total
	(Dollars in millions)
Balance at December 31, 2008	$686	$490	$36	$70	$89	$421	$1,792
Net acquisitions (dispositions)	21	6	(30)	(22)	(44)	14	(55)
Actual return on plan assets:
Gains (losses) relating to assets sold during the year	103	—	(5)	2	34	(7)	127
(Losses) gains relating to assets still held at year-end	(69)	28	3	8	47	(134)	(117)

Balance at December 31, 2009	$741	$524	$4	$58	$126	$294	$1,747

The table below presents a rollforward of the post-retirement benefits plan assets valued using Level 3 inputs for the year ended December 31, 2009:

	Post-Retirement Benefit Plan Assets Valued Using Level 3 Inputs
	Private equity	Private debt	Real estate	Total
	(Dollars in millions)
Balance at December 31, 2008	$85	$14	$72	$171
Net dispositions	(4)	(1)	(2)	(7)
Actual return on plan assets:
Gains (losses) relating to assets sold during the year	13	(1)	(6)	6
Losses relating to assets still held at year-end	(9)	—	(20)	(29)

Balance at December 31, 2009	$85	$12	$44	$141

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 11: Employee Benefits—(Continued)

Certain gains and losses are allocated between assets sold during the year and assets still held at year-end based on transactions and changes in valuations that occurred during the year. These allocations also impact our calculation of net acquisitions and dispositions.

For the year ended December 31, 2009, the investment program produced actual gains on pension and post-retirement plan assets of $934 million as compared to the expected returns of $633 million for a difference of $301 million. For the year ended December 31, 2008, the investment program produced actual losses on pension and post-retirement plan assets of $2.169 billion as compared to the expected returns of $771 million for a difference of $2.940 billion. The short-term annual returns on plan assets will almost always be different from the expected long-term returns, and the plans could experience net gains or losses, due primarily to the volatility occurring in the financial markets during any given year.

Unfunded Status

The following table presents the unfunded status of the pension, non-qualified pension and post-retirement benefit plans as of December 31, 2009 and 2008:

	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2009	2008	2009	2008	2009	2008
	(Dollars in millions)
Benefit obligation	$(8,116)	$(7,962)	$(31)	$(33)	$(3,388)	$(3,424)
Fair value of plan assets	7,326	7,217	—	—	863	915

Unfunded status	$(790)	$(745)	$(31)	$(33)	$(2,525)	$(2,509)

Our qualified pension obligation is classified as non-current and recorded on our consolidated balance sheets in pension obligations. The long-term portion of our non-qualified pension obligation of $27 million and $30 million as of December 31, 2009 and 2008, respectively, is also recorded on our consolidated balance sheets in pension obligations. The current portion of our post-retirement benefit obligation of $155 million as of December 31, 2009 and 2008 is recorded on our consolidated balance sheets in accrued expenses and other current liabilities. The long-term portion of our post-retirement benefit obligation of $2.370 billion and $2.354 billion as of December 31, 2009 and 2008, respectively, is recorded on our consolidated balance sheets in post-retirement and other post-employment benefit obligations. Also included in accrued expenses and other current liabilities are obligations for the current portion of our non-qualified pension plan, post-employment perquisites, post-employment disability insurance and workers compensation benefit obligations. These amounts totaled $18 million and $17 million as of December 31, 2009 and 2008, respectively. Also included in post-retirement and other post-employment benefit obligations are obligations for the long-term portion of our executive life insurance plans, post-employment perquisites, post-employment disability insurance and workers compensation benefit obligations. These amounts totaled $109 million and $103 million as of December 31, 2009 and 2008, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 11: Employee Benefits—(Continued)

Accumulated Other Comprehensive (Loss) Income—Recognition and Deferrals

The following table presents cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2008, items recognized during 2009 as a component of net periodic benefits expense, additional items deferred during 2009 and cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2009. The items not recognized as a component of net periodic benefits expense have been recorded on our consolidated balance sheets in accumulated other comprehensive (loss) income as of December 31, 2009 and 2008:

	As of and for the Years Ended December 31,
	2008	Recognition of Net Periodic Benefits Expense	Deferrals	Net Change in AOCI	2009
	(Dollars in millions)
Accumulated other comprehensive (loss) income:
Pension plan:
Net actuarial (loss) gain	$(1,827)	$75	$(221)	$(146)	$(1,973)
Prior service (cost) benefit	(22)	(13)	220	207	185
Deferred income tax benefit (expense)	801	(24)	—	(24)	777

Total pension plan	(1,048)	38	(1)	37	(1,011)

Non-qualified pension plan:
Net actuarial (loss) gain	(4)	2	(5)	(3)	(7)
Prior service benefit	—	—	1	1	1
Deferred income tax (expense) benefit	(2)	—	1	1	(1)

Total non-qualified pension plan	(6)	2	(3)	(1)	(7)

Post-retirement benefit plans:
Net actuarial (loss) gain	(602)	30	(11)	19	(583)
Prior service benefit (cost)	1,088	(99)	—	(99)	989
Deferred income tax benefit	105	19	14	33	138

Total post-retirement benefit plans	591	(50)	3	(47)	544

Total accumulated other comprehensive (loss) income	$(463)	$(10)	$(1)	$(11)	$(474)

The following table presents estimated items to be recognized in 2010 as a component of net periodic benefit expense of the pension, non-qualified pension and post-retirement benefit plans:

	Pension Plan	Non-Qualified Pension Plan	Post- Retirement Benefit Plans

	(Dollars in millions)
Estimated recognition of net periodic benefit expense in 2010:
Net actuarial loss	$126	$—	$41
Prior service benefit	(22)	—	(99)
Deferred income tax (expense) benefit	(40)	—	13

Estimated net periodic benefit expense to be recorded in 2010 as a component of other comprehensive income (loss)	$64	$—	$(45)

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 11: Employee Benefits—(Continued)

Medicare Prescription Drug, Improvement and Modernization Act of 2003

We sponsor post-retirement health care plans with several benefit options that provide prescription drug benefits that we deem actuarially equivalent to or exceeding Medicare Part D. We recognize the impact of the federal subsidy received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the calculation of our post-retirement benefit obligation and net periodic post-retirement benefit expense. The effect of the subsidy reduced our net periodic post-retirement benefit expense by $42 million, $39 million and $51 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Other Benefit Plans

Health Care and Life Insurance

We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our active health care benefit expenses were $248 million, $290 million and $288 million for the years ended December 31, 2009, 2008 and 2007, respectively. Occupational employee benefits are based on negotiated collective bargaining agreements. Management employees, post-1990 retirees and occupational employees are required to partially fund the health care benefits provided by us, in addition to out-of-pocket costs. Participating management employees contributed $38 million, $42 million and $37 million in 2009, 2008 and 2007, respectively. Participating occupational employees contributed $10 million, $4 million and $5 million in 2009, 2008 and 2007, respectively. The basic group life insurance plan is fully insured and the premiums are paid by us.

401(k) Plan

We sponsor a qualified defined contribution benefit plan covering substantially all management and occupational employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service (“IRS”). Currently, we match a percentage of employee contributions in cash. As of December 31, 2009 and 2008, the assets of the plan included approximately 44 million and 46 million shares of our common stock, respectively, as a result of the combination of our employer match and participant directed contributions. We recognized $59 million, $64 million and $67 million in expense related to this plan for the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred Compensation Plans

We sponsor non-qualified unfunded deferred compensation plans for various groups that include certain of our current and former highly compensated employees. One of these plans is open to new participants. Participants in these plans may, at their discretion, invest their deferred compensation in various investment choices including our common stock.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 12: Income Taxes

Income Tax Expense (Benefit)

The components of the income tax expense (benefit) from continuing operations are as follows:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Income tax expense (benefit):
Current tax provision:
Federal	$10	$(56)	$29
State and local	2	5	—

Total current tax provision	12	(51)	29

Deferred tax provision:
Federal	188	379	96
State and local	43	76	17
Change in beginning of year valuation allowance	(2)	(5)	(2,412)

Total deferred tax expense (benefit)	229	450	(2,299)

Income tax expense (benefit)	$241	$399	$(2,270)

The effective income tax rate for continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2009	2008	2007
	(in percent)
Effective income tax rate:
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal effect and tax expense (benefit) of income (loss) not recognized	3.3	4.8	1.5
Medicare subsidy	(1.6)	(1.3)	(2.9)
Uncertain tax position changes	(10.0)	(2.1)	—
Other	0.6	0.2	(0.8)
Adjustments related to prior periods	(0.4)	1.8	(9.9)
Changes in valuation allowance	(0.2)	(0.4)	(389.0)

Effective income tax rate	26.7%	38.0%	(366.1)%

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 12: Income Taxes—(Continued)

Deferred Tax Assets and Liabilities

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
	(Dollars in millions)
Deferred tax assets and liabilities:
Deferred tax assets:
Net operating loss carryforwards	$2,118	$2,323
Post-retirement benefits	1,180	1,139
Deferred loss subject to amortization	298	316
Restructuring charge	80	88
Pension	305	288
Other employee benefits	99	101
Other	390	404

Gross deferred tax assets	4,470	4,659
Valuation allowance on deferred tax assets	(132)	(134)

Net deferred tax assets	4,338	4,525

Deferred tax liabilities:
Property, plant and equipment and intangible assets	(1,750)	(1,656)
Other	(79)	(129)

Total deferred tax liabilities	(1,829)	(1,785)

Net deferred tax assets	$2,509	$2,740

Tax Audits and Uncertain Tax Positions

The IRS examines all of our federal income tax returns because we are included in the coordinated industry case program. As of December 31, 2009, our federal income tax returns for tax years 2002-2005 have been examined by the IRS. As a result of the examinations and the resulting settlements, our total unrecognized tax benefits decreased by $209 million. In 2009, we filed amended federal income tax returns for 2002-2005 to make protective claims with respect to items reserved in our audit settlements and to correct items not addressed in prior audits. Those amended federal income tax returns are subject to adjustment in an IRS audit. Additionally, our federal income tax returns filed for tax years after 2005 are still subject to adjustment in an IRS audit.

We file combined income tax returns in many states, and these combined returns remain open for adjustments to our federal income tax returns. In addition, certain combined state income tax returns we have filed since 1996 are still open for state specific adjustments.

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2009 and 2008 follows:

	Unrecognized Tax Benefits
	2009	2008
	(Dollars in millions)
Balance as of January 1	$434	$648
Additions for current year tax positions	12	31
Additions for prior year tax positions	185	18
Reductions for prior year tax positions	(129)	(95)
Settlements	(220)	(168)
Reductions related to expirations of statute of limitations	—	—

Balance as of December 31	$282	$434

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 12: Income Taxes—(Continued)

As of December 31, 2009, approximately $58 million of the unrecognized tax benefits could affect our income tax provision and effective income tax rate.

In accordance with our accounting policy, interest expense and penalties related to income taxes are included in the other—net line of our consolidated statements of operations. For the years ended December 31, 2009, 2008 and 2007, we recognized $2 million, $11 million and $30 million, respectively, for interest expense related to uncertain tax positions. As of December 31, 2009 and 2008, we had recorded liabilities for interest related to uncertain tax positions in the amounts of $10 million and $23 million, respectively. We made no accrual for penalties related to income tax positions.

Other Income Tax Information

As of December 31, 2009, we had NOLs of $5.8 billion, including approximately $268 million related to stock compensation, the benefit of which, if realized, will be recognized in equity. If unused, the NOLs will expire between 2014 and 2025; however, no significant amounts expire until 2020. We had unamortized investment tax credits of $44 million and $51 million as of December 31, 2009 and 2008, respectively, which are included in other long-term liabilities on our consolidated balance sheets. These investment tax credits are amortized over the lives of the related assets. As of December 31, 2009 and 2008, we also have $72 million and $71 million ($47 million and $46 million net of federal income tax) of state investment tax credit carryforwards that will expire between 2010 and 2020, if not utilized.

In 2009, we reduced our state tax rate based on a review of our state apportionment factors and the current tax rate of the states where we conduct business. This change resulted in a $9 million state deferred tax expense, net of federal effect.

Due to our NOLs, we do not generally pay income taxes and we do not expect to pay a significant amount of income taxes until our NOLs have been used, although we do expect to pay immaterial amounts of federal alternative minimum tax and state income tax in 2010. In 2009, we paid $48 million for income taxes, of which $10 million was for interest. In 2008, we paid the IRS $102 million related to income tax settlements, of which $74 million was for interest. In 2007, we paid immaterial amounts for income taxes.

Valuation Allowance

From 2001 through 2005, we reported a significant cumulative loss and generated substantial NOLs for income tax purposes, and we maintained a valuation allowance against the majority of our net deferred tax assets at that time because we could not sustain a conclusion that it was more likely than not that we would realize the NOLs and other deferred tax assets.

During 2007, we determined that it had become more likely than not that we would generate sufficient taxable income to realize the majority of our deferred tax assets, including the NOLs. Thus, we reversed a significant portion of the valuation allowance during 2007.

As of December 31, 2009 and 2008, certain deferred tax assets totaling $132 million and $134 million, respectively, required future income of special character to realize the tax benefits. Because we are not currently forecasting income of an appropriate character for these benefits to be realized, we continue to maintain a valuation allowance equal to the amount we do not believe is more likely than not to be realized.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 13: Stockholders’ Deficit

Common Stock ($0.01 par value)

We are authorized to issue up to 5.0 billion shares of common stock with $0.01 par value per share. We had 1.738 billion and 1.714 billion shares issued and 1.729 billion and 1.707 billion shares outstanding as of December 31, 2009 and 2008, respectively.

On October 4, 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock. For the years ended December 31, 2009 and 2008, we repurchased 0 and 95 million shares, respectively, of our common stock under this program. The weighted average price per share for the 2008 repurchases was $4.49. As of December 31, 2009, we had repurchased a total of $1.807 billion of common stock under this program.

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

As of December 31, 2009 and 2008, there were 200 million shares of preferred stock authorized but no shares issued or outstanding.

Treasury Stock

Deferred Compensation—Rabbi Trusts

Rabbi trusts were established for two of our deferred compensation plans. As of December 31, 2009 and 2008, the rabbi trusts held approximately 44,000 and 62,000 shares, respectively, of our common stock with a cost of $2 million and $3 million, respectively. Shares of our common stock held by the rabbi trusts are accounted for as treasury stock, but are considered outstanding for legal purposes.

Forfeitures and Vesting of Restricted Stock

Under our Equity Incentive Plan and restricted stock agreements, we automatically withhold a portion of vesting shares of restricted stock to cover the withholding taxes due upon vesting. As a result of forfeited and withheld restricted stock, we acquired approximately 2,329,000, 1,546,000 and 3,891,000 shares of treasury stock during 2009, 2008 and 2007, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 13: Stockholders’ Deficit—(Continued)

Dividends

Our Board of Directors declared the following dividends in 2008 and 2009:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
December 16, 2009	February 19, 2010	$0.08	$138	March 12, 2010
October 14, 2009	November 20, 2009	$0.08	$138	December 11, 2009
July 27, 2009	August 21, 2009	$0.08	$138	September 11, 2009
April 15, 2009	May 22, 2009	$0.08	$138	June 12, 2009
December 10, 2008	February 13, 2009	$0.08	$136	March 6, 2009
October 16, 2008	November 14, 2008	$0.08	$136	December 5, 2008
July 17, 2008	August 8, 2008	$0.08	$138	August 29, 2008
April 17, 2008	May 9, 2008	$0.08	$140	May 30, 2008

Note 14: Earnings per Common Share

Basic earnings per common share excludes dilution and is computed by dividing net income allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if certain outstanding stock options are exercised, the premium on convertible debt is converted into common stock and certain performance shares require payout in common stock.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per common share computations for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions except per share amounts, shares in thousands)
Net income allocated to common shareholders	$657	$649	$2,880

Basic weighted average common shares outstanding	1,709,346	1,728,731	1,829,244
Dilutive effect of options with strike prices equal to or less than the average price of our common stock, calculated using the treasury stock method	511	1,139	18,366
Dilutive effect of the equity premium on convertible debt at the average price of our common stock during the period	—	—	67,487
Dilutive effect of performance shares	3,641	336	70

Diluted weighted average common shares outstanding	1,713,498	1,730,206	1,915,167

Earnings per common share:
Basic	$0.38	$0.38	$1.57

Diluted	$0.38	$0.37	$1.50

We had weighted average unvested restricted stock grants outstanding of approximately 12 million, 7 million, and 6 million shares during the years ended December 31, 2009, 2008 and 2007, respectively. These shares were excluded from the earnings per common share calculation, and these shareholders have their own

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 14: Earnings per Common Share—(Continued)

earnings per share calculation whereby they were allocated net income of approximately $5 million, $3 million and $10 million for the years ended December 31, 2009, 2008 and 2007 for purposes of calculating basic and diluted earnings per share.

The following is a summary of the securities that could potentially dilute basic earnings per common share, but have been excluded from the computations of diluted earnings per common share for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
	(Shares in thousands)
Outstanding options to purchase common stock excluded because the strike prices of the options exceeded the average price of common stock during the period	48,300	57,489	28,540

Outstanding options to purchase common stock excluded because the market-based vesting conditions have not been met	2,083	2,083	2,340

Other outstanding instruments excluded because the impact would have been antidilutive	2,243	2,177	4,933

The above table does not include the potential dilutive effects of the equity premium on our 3.50% Convertible Senior Notes, which were not convertible as of December 31, 2009. The number of shares we would have to issue upon conversion of this debt is determined by a formula that has our stock price as a major input; however there was no dilutive impact for the years ended December 31, 2009 and 2008. These conversion provisions are described in more detail in Note 8—Borrowings.

Note 15: Stock-Based Compensation

Equity Incentive Plan

We adopted an Equity Incentive Plan (“EIP”) on June 23, 1997. The EIP was most recently amended and restated on May 23, 2007. The EIP permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants to selected eligible employees, consultants and non-employee members of our Board of Directors. Unless otherwise provided by the Compensation and Human Resources Committee of our Board of Directors, the EIP provides that, upon a “change in control,” all awards granted under the EIP will vest immediately. The maximum number of shares of our common stock that may be issued under the EIP at any time pursuant to awards is equal to 10% of the aggregate number of our common shares issued and outstanding reduced by the aggregate number of options and other awards then outstanding under the EIP or otherwise. Issued and outstanding shares are determined as of the close of trading on the New York Stock Exchange on the preceding trading day. As of December 31, 2009, approximately 173 million shares of our common stock were authorized for grant under the EIP and approximately 81 million shares were available for future issuance under the EIP.

Except for awards with market-based conditions, awards generally vest in equal increments over three to five years. From September 2002 to October 2008, awards granted to our employees at the vice president level and above typically provide for accelerated vesting and an extended exercise period upon a change of control, and awards granted to all other employees typically provide for accelerated vesting if the optionee is terminated without cause following a change in control. Since October 2008, awards granted to our employees at the executive vice president level and above typically provide for accelerated vesting and an extended exercise

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 15: Stock-Based Compensation—(Continued)

period if the optionee is terminated without cause following a change in control, awards granted to our employees at the vice president level provide for accelerated vesting and an extended exercise period upon a change of control, and awards granted to all other employees typically provide for accelerated vesting if the optionee is terminated without cause following a change in control.

Awards without Market-Based Conditions

Stock Options

The Compensation and Human Resources Committee of our Board of Directors, or its delegate, approves the granting of and the exercise price for each stock option. Options generally have an exercise price that is at least equal to the fair market value of the common stock on the date of grant, subject to certain restrictions. Options have ten-year terms.

Our stock option activity for the three-year period ended December 31, 2009 is summarized below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2006	92,525	$15.21
Granted	6,052	8.54	$3.86
Exercised	(18,904)	4.41
Canceled or forfeited	(1,494)	7.43
Expired	(8,926)	19.45

Outstanding as of December 31, 2007	69,253	$17.20
Granted	15,138	4.92	$1.44
Exercised	(703)	4.08
Canceled or forfeited	(2,446)	6.28
Expired	(10,854)	22.77

Outstanding as of December 31, 2008	70,388	$14.21
Granted	346	3.45	$0.67
Exercised	(1,043)	3.37
Canceled or forfeited	(2,019)	5.26
Expired	(13,044)	28.90

Outstanding as of December 31, 2009	54,628	$11.17

The aggregate intrinsic values of the options exercised during the years ended December 31, 2009, 2008 and 2007, totaled approximately $1 million, $1 million and $87 million, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 15: Stock-Based Compensation—(Continued)

The outstanding options as of December 31, 2009 have the following characteristics:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$0.01—$4.00	9,393	5.13	$3.63	7,606	$3.63
$4.01—$5.00	11,052	4.42	$4.38	10,707	$4.37
$5.01—$6.00	16,894	5.51	$5.23	10,877	$5.18
$6.01—$10.00	7,185	6.41	$7.55	5,171	$7.49
$10.01—$60.00	10,104	0.54	$38.11	10,104	$38.11

Total	54,628	4.42	$11.17	44,465	$12.47

The aggregate intrinsic value for outstanding options that were in-the-money was approximately $6 million as of December 31, 2009. The exercisable options as of December 31, 2009 had remaining contractual terms with a weighted average of 3.6 years. Options that were both exercisable and in-the-money on December 31, 2009 had an aggregate intrinsic value of approximately $5 million on that date.

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

Following are the weighted-average assumptions used with the Black-Scholes option-pricing model to determine the fair value estimates of options granted in the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Black-Scholes assumptions:
Risk-free interest rate	1.8%	2.7%	4.3%
Expected dividend yield	8.9%	6.4%	—%
Expected option life (years)	4.8	4.9	4.7
Expected stock price volatility	47%	38%	45%

We believe the two most significant assumptions used in our estimates of fair value are the expected option life and the expected stock price volatility, both of which we estimate based on historical information.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 15: Stock-Based Compensation—(Continued)

Restricted Stock

Restricted stock activity as of and for the three-year period ended December 31, 2009 is summarized below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Restricted stock:
Unvested balance as of December 31, 2006	3,386	$6.24
Granted	2,708	8.53
Vested	(844)	6.23
Forfeited	(724)	7.38

Unvested balance as of December 31, 2007	4,526	$7.43
Granted	4,759	4.99
Vested	(1,505)	7.44
Forfeited	(960)	6.32

Unvested balance as of December 31, 2008	6,820	$5.88
Granted	8,669	3.19
Vested	(2,792)	6.16
Forfeited	(1,437)	4.27

Unvested balance as of December 31, 2009	11,260	$3.95

Based on our stock price on the vesting dates, the fair value of restricted stock that vested during the years ended December 31, 2009, 2008 and 2007 totaled $10 million, $8 million and $7 million, respectively. Except for restricted stock with market-based conditions, we use the closing price of our common stock on the date of grant as the fair value of restricted stock.

Awards with Market-Based Conditions

In 2006, we began granting stock-based compensation awards with market-based vesting conditions or market-based payout conditions to certain of our employees. In 2007 and 2006, we granted certain non-qualified options and restricted stock with vesting conditions tied in part to the market value of our common stock. In 2008, we began granting what we call “performance share awards.” Some of these performance shares payout shares of common stock, though the number of shares that a grantee ultimately receives is based on a formula that utilizes our total shareholder return as compared to the total shareholder return of a basket of our peers. In some cases, a grantee can elect to receive payout in cash. We value these awards using Monte-Carlo simulations because our standard valuation models do not accurately estimate their fair value. We believe the most significant assumption used in our estimate of fair value is the expected volatility, which we estimated based on historical information. We did not grant any awards with market-based conditions prior to 2006. Only one option award with market-based vesting conditions is currently outstanding, and it has a ten-year term.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 15: Stock-Based Compensation—(Continued)

Stock Options

Stock options with market-based conditions activity as of and for the three-year period ended December 31, 2009 is summarized below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options with market-based conditions:
Outstanding as of December 31, 2006	3,851	$6.15	$3.99
Granted	3,353	8.43	4.27
Canceled or forfeited	(4,864)	6.64	4.09

Outstanding as of December 31, 2007	2,340	$8.39	$4.17
Canceled or forfeited	(257)	8.52	4.49

Outstanding as of December 31, 2008	2,083	$8.37	$4.13
Canceled or forfeited	—	—

Outstanding as of December 31, 2009	2,083	$8.37	$4.13

Restricted Stock

Restricted stock with market-based conditions activity as of and for the three-year period ended December 31, 2009 is summarized below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Restricted stock with market-based conditions:
Unvested balance as of December 31, 2006	2,407	$5.07
Granted	1,463	5.91
Forfeited	(2,859)	5.27

Unvested balance as of December 31, 2007	1,011	$5.73
Forfeited	(115)	6.32

Unvested balance as of December 31, 2008	896	$5.65
Forfeited	—	—

Unvested balance as of December 31, 2009	896	$5.65

Performance Share Awards

In 2008, we began granting performance share awards to certain of our executives and other employees. The payout under these awards can range from 0% to 200% of the award and is based on our total shareholder return as compared to the total shareholder return of a basket of our peers over the service period of three years. As such, these awards are considered to have market-based conditions.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 15: Stock-Based Compensation—(Continued)

Performance share award activity as of and for the three-year period ended December 31, 2009 is summarized below:

	Number of Awards (in thousands)	Weighted Average Grant Date Fair Value
Performance share awards:
Unvested balance as of December 31, 2007	—	$—
Granted	1,713	$4.90
Forfeited	(192)	$4.90
Vested	—	—

Ending balance as of December 31, 2008	1,521	$4.90
Granted	11,090	$2.64
Forfeited	(1,278)	$2.88
Vested	—	—

Ending balance as of December 31, 2009	11,333	$2.85

If the service period had ended on December 31, 2009, we would have paid out 3,730,549 shares of our common stock for the performance shares granted in 2009 and 1,038,320 shares of our common stock or the cash equivalent for the performance shares granted in 2008. Our compensation expense relating to these awards was $9 million for the year ended December 31, 2009 and was immaterial for the year ended December 31, 2008.

The weighted-average assumptions used to estimate the grant date fair values of the market-based condition awards granted during the years ended December 31, 2009, 2008 and 2007 are summarized below. None of these awards have vested as of December 31, 2009.

	For the Years Ended December 31,
	2009	2008	2007
Monte-Carlo simulation assumptions:
Risk-free interest rate	1.31%	2.10%	4.80%
Expected dividend yield	10.1%	6.8%	—%
Expected option life (years)	N/A	N/A	10
Expected stock price volatility	53%	32%	55%

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) under which we are authorized to issue 27 million shares of our common stock to eligible employees. Under the terms of our ESPP, eligible employees may authorize payroll deductions of up to 15% of their base compensation, as defined, to purchase our common stock at a price of 85% of the fair market value of our common stock on the last trading day of the month in which our common stock is purchased. For the years ended December 31, 2009, 2008 and 2007, approximately 3.5 million, 3.4 million and 1.7 million shares, respectively, were purchased under this plan at weighted-average purchase prices of $3.15, $3.50 and $7.16 per share, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 15: Stock-Based Compensation—(Continued)

Stock-Based Compensation Expense

Stock-based compensation expense is included in cost of sales, selling expenses and general, administrative and other operating expenses in our consolidated statements of operations. We recognize compensation expense relating to our service-based and certain of our market-based awards under our EIP using the straight-line method over the applicable vesting periods. Some of our market-based performance share awards are accounted for as liability awards because the employees can choose to receive the award payout in stock or cash. We estimate the fair value of these liability awards throughout their vesting period and record an expense representing the cumulative portion of the award earned through that period. We recognize compensation expense related to employee purchases under our ESPP for the difference between the employees’ purchase prices and the fair market values of the stock. We have not realized any income tax benefit from deductions related to stock-based compensation for the year ended December 31, 2009 due to our NOL carryforwards.

As of December 31, 2009, there was $58 million of total unrecognized compensation expense related to unvested stock options and restricted stock under our EIP. We expect to recognize this amount over the remaining weighted average service period of 1.4 years. There is no unrecognized compensation expense related to the ESPP.

We do not consider capitalized stock-based compensation to be material.

The following table presents details of our stock-based compensation for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions, except per share amounts)
Stock-based compensation expense:
EIP awards (excluding market-based conditions):
Stock options	$12	$24	$13
Restricted stock	22	18	10
EIP awards with market-based conditions:
Stock options	3	2	(2)
Restricted stock	1	2	(2)
Performance shares	9	—	—
ESPP	2	2	2

Total stock-based compensation expense	$49	$48	$21

Impact on earnings per common share:
Basic	$(0.02)	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.02)	$(0.01)

Proceeds from EIP and Employee Stock Purchase Plan

We issue new shares of our common stock upon the exercise of stock options, upon grants of restricted stock and upon employee purchases of our stock under our ESPP. The cash received upon exercise of stock options and from employee purchases under our ESPP was $15 million, $15 million and $96 million for the years ended December 31, 2009, 2008 and 2007, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 15: Stock-Based Compensation—(Continued)

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

Quarterly, we credit each participant’s account with a number of “phantom units” having a value equal to his or her deferred directors’ fees. Each phantom unit has a value equal to one share of our common stock and is subject to adjustment for cash dividends payable to our stockholders as well as stock dividends and splits, consolidations and the like that affect shares of our common stock outstanding. Non-employee directors participating in the plan held approximately 937,000 and 976,000 phantom units as of December 31, 2009 and 2008, respectively. Subject to the terms of the plan, each participant’s account will be distributed as a lump sum as soon as practicable following the end of his or her services as a director. Amounts deferred before 2005 and earnings on those amounts are subject to the distribution options elected in advance by the participant and may be in the form of: (i) a lump-sum payment; (ii) annual cash installments over periods up to 10 years; or (iii) some other form selected by our chief human resources officer (or his or her designee). A change in our stock price of one dollar would not result in a significant expense impact to our consolidated financial statements.

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

Note 16: Segment Information

Our operating revenue is generated from our business markets, mass markets and wholesale markets segments. Our Chief Operating Decision Maker (“CODM”) regularly reviews information for each of our segments to evaluate performance and to allocate resources. The accounting principles used to determine segment results are the same as those used in our consolidated financial statements. We have reclassified certain prior year segment revenue and expense amounts presented in our Annual Report on Form 10-K for the year ended December 31, 2008 to conform to the current year presentation.

Each of our segments uses our network to generate revenue by providing data, Internet and voice services to its customers, as described further below. Through our strategic partnerships with DIRECTV and Verizon Wireless, certain of our segments also offer satellite digital television and wireless services to customers in our local services area. Depending on the products or services purchased, a customer may pay a service activation fee, a monthly service fee, a usage charge or a combination of these.

•	Business markets. This segment provides data, Internet and voice services to our enterprise and government customers. Our business markets products and services include:

•	Strategic services, which include primarily private line, Qwest iQ Networking®, hosting, broadband and Voice over Internet Protocol (“VoIP”) services;

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 16: Segment Information—(Continued)

•	Legacy services, which include primarily local, long-distance, traditional wide area network (“WAN”) and Integrated Services Digital Network (“ISDN”) services; and

•

Data integration, which is telecommunications equipment we sell located on customers’ premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers.

•	Mass markets. This segment provides data, Internet, voice and resold video and wireless services to consumers and small business customers. Our mass markets products and services include:

•	Strategic services, which include primarily broadband, video and Verizon Wireless services;

•	Legacy services, which include primarily local and long-distance services; and

•	Qwest-branded wireless services (until October 31, 2009).

•	Wholesale markets. This segment provides data, Internet and voice services primarily to other telecommunications providers. Our wholesale markets products and services include:

•	Strategic services, which include primarily private line services provided to other carriers: and

•	Legacy services, which include primarily long-distance, access, local and traditional WAN services.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 16: Segment Information—(Continued)

Segment income consists of each segment’s revenue and expenses. Segment information for the years ended December 31, 2009, 2008 and 2007 is summarized in the following table:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Segment operating revenue:
Business markets	$4,093	$4,099	$3,912
Mass markets	5,019	5,740	5,979
Wholesale markets	2,843	3,271	3,509

Total segment operating revenue	$11,955	$13,110	$13,400

Segment operating expenses:
Business markets	$2,475	$2,580	$2,380
Mass markets	2,246	2,879	3,112
Wholesale markets	1,005	1,372	1,514

Total segment operating expenses	$5,726	$6,831	$7,006

Segment income:
Business markets	$1,618	$1,519	$1,532
Mass markets	2,773	2,861	2,867
Wholesale markets	1,838	1,899	1,995

Total segment income	$6,229	$6,279	$6,394

The following table reconciles segment income to net income for the three years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Total segment income	$6,229	$6,279	$6,394
Other revenue (primarily USF surcharges)	356	365	378
Unassigned expenses (primarily general and administrative)	(2,299)	(2,193)	(2,557)
Depreciation and amortization	(2,311)	(2,354)	(2,459)
Total other expense—net	(1,072)	(1,046)	(1,136)
Income tax (expense) benefit	(241)	(399)	2,270

Net income	$662	$652	$2,890

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 16: Segment Information—(Continued)

Revenue from our products and services for the years ended December 31, 2009, 2008 and 2007 is summarized in the following table:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Operating revenue by category:
Strategic and legacy services:
Strategic services(1)	$4,215	$3,981	$3,534
Legacy services(2)	7,071	8,099	8,855

Total strategic and legacy services	11,286	12,080	12,389
Qwest-branded wireless services(3)	112	459	535
Data integration(4)	557	571	476

Total segment revenue	11,955	13,110	13,400
Other revenue (primarily USF surcharges)	356	365	378

Total operating revenue	$12,311	$13,475	$13,778

(1)	Our strategic services include primarily private line, broadband, Qwest iQ Networking®, hosting, video, VoIP and Verizon Wireless services.
(2)	Our legacy services include primarily local, long-distance, access, traditional WAN, and ISDN services.
(3)	Our Qwest-branded wireless services are wireless services that we provided through our mass markets segment under an arrangement with a different wireless provider. This arrangement ended on October 31, 2009.
(4)	Data integration is telecommunications equipment located on customers’ premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers.

We do not have any single customer that provides more than 10% of our total operating revenue. Substantially all of our revenue comes from customers located in the United States.

Note 17: Related Party Transactions

In October 1999, we agreed to purchase certain telecommunications-related assets and all of the stock of Precision Systems, Inc., a telecommunications solutions provider, from Anschutz Digital Media, Inc., a subsidiary of Anschutz Company (which beneficially owned more than 5% of our common stock until November 2009), in exchange for a promissory note in the amount of $34 million. The note bore interest at 6% annually with semi-annual interest payments and annual principal payments due through 2008. In 2008, we paid the remaining note principal of $8 million, plus accrued interest of less than $1 million.

In 2009 and 2008, we paid approximately $27 million in administrative fees in the ordinary course of business to United Healthcare Services, Inc., which provides health benefit plans to some of our employees and is a subsidiary of UnitedHealth Group. Our director, Anthony Welters, serves as Executive Vice President of UnitedHealth Group and as President of its Public and Senior Markets Group.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 18: Commitments and Contingencies

Commitments

Future Contractual Obligations

The following table summarizes our estimated future contractual obligations as of December 31, 2009:

	Payments Due by Period
	2010	2011	2012	2013	2014	2015 and Thereafter	Total
	(Dollars in millions)
Future contractual obligations(1):
Debt and lease payments:
Long-term debt	$2,693	$1,626	$1,500	$750	$1,900	$5,824	$14,293
Capital lease and other obligations	36	37	31	26	20	23	173
Interest on long-term borrowings and capital leases(2)	990	832	673	599	529	4,200	7,823
Operating leases	234	205	172	146	127	703	1,587

Total debt and lease payments	3,953	2,700	2,376	1,521	2,576	10,750	23,876

Other long-term liabilities	6	3	4	6	2	171	192

Purchase commitments:
Telecommunications and information technology	178	2	2	1	—	1	184
IRU* operating and maintenance obligations	18	18	18	18	18	134	224
Advertising, promotion and other services(3)	111	63	39	30	25	63	331

Total purchase commitments	307	83	59	49	43	198	739

Non-qualified pension obligation	4	3	3	3	3	32	48
Post-retirement benefit obligation	75	76	75	75	73	1,476	1,850

Total future contractual obligations	$4,345	$2,865	$2,517	$1,654	$2,697	$12,627	$26,705

*	Indefeasible rights of use

(1)	The table does not include:

•	our open purchase orders as of December 31, 2009. These purchase orders are generally at fair value, are generally cancelable without penalty and are part of normal operations;

•

other long-term liabilities, such as accruals for legal matters and income taxes, that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•

cash funding requirements for pension benefits payable to certain eligible current and future retirees. The accounting unfunded status of our pension plan was $790 million at December 31, 2009. Benefits paid by our pension plan are paid through a trust. Cash funding requirements for this trust are not included in this table as we are not able to reliably estimate required contributions to the trust. Cash funding requirements can be significantly impacted by earnings on investments, the applicable discount rate at the end of the year, changes in the plan and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision; however, in general,

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 18: Commitments and Contingencies—(Continued)

current funding laws and regulations require funding deficits to be paid over a seven year period unless the plan is fully funded before then. We will not be required to make a cash contribution to this plan in 2010. Based on currently available information, our projected required contribution in 2011 is $0 to $120 million. The information necessary to finalize our 2011 contribution calculations will not be available until later in 2010. It is also very likely, based on current funding laws and regulations, that significantly higher contributions will be required in 2012 and beyond. The amount of any required contributions in 2012 and beyond will depend on earnings on investments, discount rates, changes in the plan and funding laws and regulations;

•

certain post-retirement benefits payable to certain eligible current and future retirees. Although we had a $2.525 billion liability recorded on our balance sheet as of December 31, 2009 representing the net benefit obligation for all post-retirement health care and life insurance benefits, not all of this amount is a contractual obligation and only the portion that we believe is a contractual obligation is reported in the table. Certain of these plans are unfunded and net payments made by us totaled $149 million in 2009, including payments for benefits that are not contractual obligations. Total undiscounted future payments estimated to be made by us for benefits that are both contractual obligations and non-contractual obligations are approximately $5.1 billion over approximately 80 years. However, this estimate is impacted by various actuarial and market assumptions, and ultimate payments will differ from this estimate. In 1992, a trust was created and funded to help cover the health care costs of retirees who are former occupational employees. We did not make any cash contributions to this trust in 2009 and do not expect to make any significant cash contributions to this trust in the future. We anticipate that the majority of the costs that have historically been paid out of this trust will need to be paid by us at some point in the future. As of December 31, 2009, the fair value of the trust assets was $863 million; however, a portion of these assets is comprised of investments with restricted liquidity. In 2008 we estimated that the trust would be adequate to provide continuing reimbursements for our occupational post-retirement health care costs for approximately five years. Based on returns on trust assets during 2009, we still believe that the more liquid assets in the trust will be adequate to provide continuing reimbursements for our occupational post-retirement health care costs for approximately five years. Thereafter, covered benefits for our eligible retirees who are former occupational employees will be paid either directly by us or from the trust as the assets become liquid. This five year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits. Our estimate of the annual long-term rate of return on the plan assets is 8.0% based on the currently held assets; however, this could vary widely in any given year. The benefits reimbursed from plan assets were $193 million in 2009;

•

contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to use the network facilities of other carriers and to purchase other goods and services. Our contracts to use other carriers’ network facilities generally have no minimum volume requirements and are based on an interrelationship of volumes and discounted rates. Assuming we exited these contracts in 2010, the contract termination fees would be approximately $376 million. Under the same assumption, termination fees for these contracts to purchase goods and services would be $66 million. In the normal course of business, we believe the payment of these fees is remote; and

•

potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 18: Commitments and Contingencies—(Continued)

(2)	Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2009.

(3)	We have various long-term, non-cancelable purchase commitments for advertising and promotion services, including advertising and marketing at sports arenas and other venues and events. We also have service related commitments with various vendors for data processing, technical and software support services. Future payments under certain service contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to receive.

Capital Leases

We lease certain facilities and equipment under various capital lease arrangements. Depreciation of assets under capital leases is included in depreciation and amortization expense. Payments on capital leases are included in repayments of long-term borrowings, including current maturities in the consolidated statements of cash flows.

The table below summarizes our capital lease activity as of and for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Capital leases:
Assets acquired through capital leases	$107	$15	$14
Assets included in property, plant and equipment	276	240	235
Accumulated depreciation	83	120	103
Depreciation expense	29	30	30
Cash payments towards capital leases	32	37	31

The future minimum payments under capital leases as of December 31, 2009 are included in our consolidated balance sheet as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
Total minimum payments	$218
Less: amount representing interest and executory costs	(63)

Present value of minimum payments	155
Less: current portion	(25)

Long-term portion	$130

Operating Leases

Certain office facilities, real estate and equipment are subject to operating leases. We also have easement (or right-of-way) agreements with railroads and public transportation authorities that are accounted for as operating leases. For the years ended December 31, 2009, 2008 and 2007, rent expense under these operating leases was $303 million, $271 million and $294 million, respectively, net of sublease rental income of $28 million,

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 18: Commitments and Contingencies—(Continued)

$30 million and $30 million, respectively. Operating leases as reported in the table in “Future Contractual Obligations” above have not been reduced by minimum sublease rental income of $174 million, which we expect to realize under non-cancelable subleases.

Letters of Credit and Guarantees

We maintain letter of credit arrangements with various financial institutions for up to $84 million. We had outstanding letters of credit of approximately $75 million as of December 31, 2009.

As described further in Note 22—Financial Statements of Guarantors, certain Qwest entities have guaranteed the payment of debt, leases or letter of credit obligations of other Qwest entities.

Contingencies

In this section, when we refer to a class action as “putative” it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent.

To the extent appropriate, we have accrued liabilities for the matters described below.

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

KPNQwest Litigation/Investigation

On January 27, 2009, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which we were a major shareholder) filed a lawsuit in the federal district court for the District of Colorado alleging violations of the Racketeer Influenced and Corrupt Organizations Act and breach of duty and mismanagement under Dutch law. We are a defendant in this lawsuit along with Joseph P. Nacchio, our former chief executive officer, Robert S. Woodruff, our former chief financial officer, and John McMaster, the former president and chief executive officer of KPNQwest. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also seek treble and punitive damages as well as an award of plaintiffs’ attorneys’ fees and costs. A lawsuit asserting the same claims that was previously filed in the federal district court for the District of New Jersey was dismissed without prejudice, and that dismissal was affirmed on appeal.

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, located in the Netherlands, against us, KPN Telecom B.V., Koninklijke KPN N.V. (“KPN”), Mr. Nacchio, Mr. McMaster, and other former employees or supervisory board members of us, KPNQwest or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $314 million based on the exchange rate on December 31, 2009).

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court. As amended and following the appeal of a

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 18: Commitments and Contingencies—(Continued)

partial summary judgment against plaintiffs which was affirmed in part and reversed in part, plaintiffs allege, among other things, that defendants violated state securities laws in connection with plaintiffs’ investments in KPNQwest securities. We are a defendant in this lawsuit along with Qwest B.V. (one of our subsidiaries), Mr. Nacchio and Mr. McMaster. The Arizona Superior Court dismissed most of plaintiffs’ claims, and plaintiffs voluntarily dismissed the remainder of their claims. Plaintiffs appealed the court’s decision to the Arizona Court of Appeals, which affirmed the Arizona Superior Court’s decision. Plaintiffs claim to have lost approximately $9 million in their investments in KPNQwest, and are also seeking interest and attorneys’ fees.

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

Other Matters

Several putative class actions relating to the installation of fiber-optic cable in certain rights-of-way were filed against us on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge our right to install our fiber-optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge our right to install fiber-optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own the right-of-way as an easement that did not include the right to permit us to install our fiber-optic cable in the right-of-way without the plaintiffs’ consent. Most actions (California, Colorado, Georgia, Kansas, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states. The Massachusetts action purports to be on behalf of state-wide classes in all states in which Qwest has fiber-optic cable in railroad rights-of-way (other than Louisiana and Tennessee), and also on behalf of two classes of landowners whose properties adjoin railroad rights-of-way originally derived from federal land grants. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which our network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On September 10, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. On December 9, 2009, the court issued a revised ruling that, among other things, denied a motion for approval as moot and dismissed the matter for lack of subject matter jurisdiction.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 18: Commitments and Contingencies—(Continued)

Qwest Communications Company, LLC (“QCC”) is a defendant in litigation filed by several billing agents for the owners of payphones seeking compensation for coinless calls made from payphones. The matter is pending in the United States District Court for the District of Columbia. Generally, the payphone owners claim that QCC underpaid the amount of compensation due to them under Federal Communications Commission regulations for coinless calls placed from their phones onto QCC’s network. The claim seeks compensation for calls, as well as interest and attorneys’ fees. QCC will vigorously defend against this action.

A putative class action filed on behalf of certain of our retirees was brought against us, the Qwest Group Life Insurance Plan and other related entities in federal district court in Colorado in connection with our decision to reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that we and other defendants were obligated to continue their life insurance benefit at the levels in place before we decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. The district court ruled in our favor on the central issue of whether we properly reserved our right to reduce the life insurance benefit under applicable law and plan documents. The plaintiffs subsequently amended their complaint to assert additional claims. The court has since dismissed or granted summary judgment to us on all of the plaintiffs’ claims. Plaintiffs’ motion for reconsideration is pending before the court.

Note 19: Quarterly Financial Data (Unaudited)

	Quarterly Financial Data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(Dollars in millions, except per share amounts)
2009
Operating revenue	$3,173	$3,090	$3,054	$2,994	$12,311
Operating income	549	491	485	450	1,975
Income tax expense	(92)	(5)	(75)	(69)	(241)
Net income	206	212	136	108	662
Basic earnings per common share	$0.12	$0.12	$0.08	$0.06	$0.38
Diluted earnings per common share	$0.12	$0.12	$0.08	$0.06	$0.38

2008
Operating revenue	$3,399	$3,382	$3,379	$3,315	$13,475
Operating income	520	564	454	559	2,097
Income tax expense	(95)	(118)	(73)	(113)	(399)
Net income	150	180	145	177	652
Basic earnings per common share	$0.08	$0.10	$0.08	$0.10	$0.38
Diluted earnings per common share	$0.08	$0.10	$0.08	$0.10	$0.37

Second Quarter 2009

Income tax expense for the second quarter of 2009 includes our recognition of previously unrecognized tax benefits on uncertain tax positions and favorable income tax settlements related to prior years.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 20: Other Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008
	(Dollars in millions)
Prepaid expenses and other current assets:
Prepaid expenses	$223	$199
Deferred activation and installation charges	112	121
Other	33	48

Total prepaid expenses and other current assets	$368	$368

Other Non-Current Assets

Other non-current assets as of December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008
	(Dollars in millions)
Other non-current assets:
Deposits in escrow accounts related to settlements of the consolidated securities action and other regulatory matters	$—	$402
Non-current investments as described in Note 4—Investments	96	100
Deferred activation and installation charges	110	124
Debt issuance costs	112	105
Other	267	352

Total other non-current assets	$585	$1,083

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008
	(Dollars in millions)
Accrued expenses and other current liabilities:
Accrued interest	$273	$259
Employee compensation	365	471
Accrued property and other taxes	244	258
Current portion of post-retirement and other post-employment benefit obligations and non-qualified pension obligations	173	172
Dividends payable	138	136
Other	387	345

Total accrued expenses and other current liabilities	$1,580	$1,641

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 20: Other Financial Information—(Continued)

Other Non-Current Liabilities

Other non-current liabilities as of December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008
	(Dollars in millions)
Other non-current liabilities:
Reserves for contingencies and litigation as described in Note 18—Commitments and Contingencies	$75	$511
Restructuring and realignment reserves as described in Note 10—Restructuring and Severance	223	235
Other	377	442

Total other non-current liabilities	$675	$1,188

Note 21: Labor Union Contracts

We are a party to collective bargaining agreements with our labor unions, the Communications Workers of America and the International Brotherhood of Electrical Workers. Our current four-year collective bargaining agreements expire on October 6, 2012. As of December 31, 2009, employees covered under these collective bargaining agreements totaled approximately 15,600, or 52% of all our employees.

Note 22: Financial Statements of Guarantors

QCII and two of its subsidiaries, Qwest Capital Funding, Inc. (“QCF”) and QSC, guarantee the payment of certain of each other’s registered debt securities. As of December 31, 2009, QCII had outstanding a total of $2.375 billion aggregate principal amount of senior notes that were issued in February 2004, June 2005 and September 2009 and that are guaranteed by QCF and QSC (the “QCII Guaranteed Notes”). These notes are guaranteed through their respective maturity dates, the latest of which is in October 2015. Each series of QCF’s outstanding notes totaling approximately $2.185 billion in aggregate principal amount is guaranteed on a senior unsecured basis by QCII (the “QCF Guaranteed Notes”). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2031. The guarantees are full and unconditional and joint and several. A significant amount of QCII’s and QSC’s income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries.

The following information sets forth our consolidating statements of operations for the years ended December 31, 2009, 2008 and 2007, our consolidating balance sheets as of December 31, 2009 and 2008, and our consolidating statements of cash flows for the years ended December 31, 2009, 2008 and 2007. The information for QCII is presented on a stand-alone basis, information for QSC and QCF is presented on a combined basis and information for all of our other subsidiaries is presented on a combined basis. Each entity’s investments in its subsidiaries, if any, are presented under the equity method. The consolidating statements of operations and balance sheets include the effects of consolidating adjustments to our subsidiaries’ tax provisions and the related income tax assets and liabilities in the QSC and QCII results. Both QSC and QCF are 100% owned by QCII, and QCF is a finance subsidiary of QCII. Other than as already described in this note, the accounting principles used to determine the amounts reported in this note are the same as those used in our consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 22: Financial Statements of Guarantors—(Continued)

The effects of our adoption of FSP APB 14-1 (ASC 470), which relates to the accounting for convertible debt, are reflected in all columns, except for the “Subsidiary Non-Guarantors” column in the financial statements that follow. We periodically restructure the internal capital structure of our subsidiaries based on the needs of our business.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$12,311	$—	$12,311
Operating revenue—affiliates	—	(3)	17	(14)	—

Total operating revenue	—	(3)	12,328	(14)	12,311

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	3,718	—	3,718
Selling	—	—	1,961	—	1,961
General, administrative and other operating	43	(3)	2,306	—	2,346
Operating expenses—affiliates	—	—	14	(14)	—
Depreciation and amortization	—	—	2,311	—	2,311

Total operating expenses	43	(3)	10,310	(14)	10,336

Other expense (income)—net:
Interest expense—net	269	185	635	—	1,089
Interest expense—affiliates	14	363	296	(673)	—
Interest income—affiliates	—	(672)	(1)	673	—
Other—net	(3)	(15)	1	—	(17)
(Income) loss from equity investments in subsidiaries	(910)	(327)	—	1,237	—

Total other (income) expense—net	(630)	(466)	931	1,237	1,072

Income (loss) before income taxes	587	466	1,087	(1,237)	903
Income tax benefit (expense)	75	454	(770)	—	(241)

Net income (loss)	$662	$920	$317	$(1,237)	$662

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2008

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$13,475	$—	$13,475
Operating revenue—affiliates	—	—	42	(42)	—

Total operating revenue	—	—	13,517	(42)	13,475

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	4,585	—	4,585
Selling	—	—	2,208	—	2,208
General, administrative and other operating	71	—	2,160	—	2,231
Operating expenses—affiliates	—	—	42	(42)	—
Depreciation and amortization	—	—	2,354	—	2,354

Total operating expenses	71	—	11,349	(42)	11,378

Other expense (income)—net:
Interest expense—net	272	207	590	—	1,069
Interest expense—affiliates	10	272	823	(1,105)	—
Interest income—affiliates	—	(1,103)	(2)	1,105	—
Other—net	1	(30)	6	—	(23)
(Income) loss from equity investments in subsidiaries	(867)	(192)	—	1,059	—

Total other (income) expense—net	(584)	(846)	1,417	1,059	1,046

Income (loss) before income taxes	513	846	751	(1,059)	1,051
Income tax benefit (expense)	139	11	(549)	—	(399)

Net income (loss)	$652	$857	$202	$(1,059)	$652

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$13,778	$—	$13,778
Operating revenue—affiliates	—	—	39	(39)	—

Total operating revenue	—	—	13,817	(39)	13,778

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	4,703	—	4,703
Selling	—	—	2,162	—	2,162
General, administrative and other operating	403	—	2,295	—	2,698
Operating expenses—affiliates	—	—	39	(39)	—
Depreciation and amortization	—	—	2,459	—	2,459

Total operating expenses	403	—	11,658	(39)	12,022

Other expense (income)—net:
Interest expense—net	302	213	624	—	1,139
Interest expense—affiliates	10	118	730	(858)	—
Interest income—affiliates	—	(853)	(5)	858	—
Loss on early retirement of debt	8	—	18	—	26
Other—net	(5)	(14)	(10)	—	(29)
(Income) loss from equity investments in subsidiaries	(3,450)	119	—	3,331	—

Total other (income) expense—net	(3,135)	(417)	1,357	3,331	1,136

Income (loss) before income taxes	2,732	417	802	(3,331)	620
Income tax benefit (expense)	158	3,028	(916)	—	2,270

Net income (loss)	$2,890	$3,445	$(114)	$(3,331)	$2,890

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2009

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$194	$987	$1,225	$—	$2,406
Accounts receivable—net	17	4	1,281	—	1,302
Accounts receivable—affiliates	693	234	18	(945)	—
Notes receivable—affiliates(4)	—	4,822	113	(4,935)	—
Deferred income taxes—net	—	330	216	(8)	538
Prepaid expenses and other	—	32	388	(52)	368

Total current assets	904	6,409	3,241	(5,940)	4,614
Property, plant and equipment—net	—	—	12,299	—	12,299
Capitalized software—net	—	—	911	—	911
Investments in subsidiaries(4)	2,413	1,831	—	(4,244)	—
Deferred income taxes—net	907	1,999	192	(1,127)	1,971
Prepaid pension, post-retirement and other post-employment benefits—net—affiliate	2,914	74	964	(3,952)	—
Other	142	52	391	—	585

Total assets	$7,280	$10,365	$17,998	$(15,263)	$20,380

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term borrowings	$1,265	$403	$528	$—	$2,196
Current borrowings—affiliates(4)	113	4,822	—	(4,935)	—
Accounts payable	2	1	762	—	765
Accounts payable—affiliates	17	3	112	(132)	—
Accrued expenses and other	432	70	1,114	(36)	1,580
Accrued expenses and other—affiliates	—	533	280	(813)	—
Deferred income taxes—net	8	—	—	(8)	—
Deferred revenue and advance billings	—	—	572	(16)	556

Total current liabilities	1,837	5,832	3,368	(5,940)	5,097
Long-term borrowings—net	2,273	1,780	7,951	—	12,004
Pension, post-retirement and other post-employment benefits obligations—net	3,296	—	—	—	3,296
Pension, post-retirement and other post-employment benefits obligations and other—affiliate	1,037	355	2,560	(3,952)	—
Deferred income taxes—net	—	—	1,127	(1,127)	—
Deferred revenue	—	—	486	—	486
Other	15	15	645	—	675

Total liabilities	8,458	7,982	16,137	(11,019)	21,558
Stockholders’ (deficit) equity	(1,178)	2,383	1,861	(4,244)	(1,178)

Total liabilities and stockholders’ (deficit) equity	$7,280	$10,365	$17,998	$(15,263)	$20,380

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.
(4)	QSC invested $10.2 billion in a subsidiary non-guarantor by making a cash contribution to capital in the amount of approximately $300 million and assuming $9.9 billion of the subsidiary’s current borrowings-affiliate from QCF. In connection with this transaction, QSC and QCF offset $4.4 billion of their respective current borrowings-affiliate and notes receivable-affiliate.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2008

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$307	$258	$—	$565
Accounts receivable—net	20	1	1,444	—	1,465
Accounts receivable—affiliates	535	628	22	(1,185)	—
Notes receivable—affiliates	—	13,773	117	(13,890)	—
Deferred income taxes—net	—	327	253	(8)	572
Prepaid expenses and other	—	29	377	(38)	368

Total current assets	555	15,065	2,471	(15,121)	2,970
Property, plant and equipment—net	—	—	13,045	—	13,045
Capitalized software—net	—	—	875	—	875
Investments in subsidiaries	2,224	(7,772)	—	5,548	—
Deferred income taxes—net	886	2,269	275	(1,262)	2,168
Prepaid pension, post-retirement and other post-employment benefits—net—affiliate	2,978	84	1,059	(4,121)	—
Other	525	211	498	(151)	1,083

Total assets	$7,168	$9,857	$18,223	$(15,107)	$20,141

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term borrowings	$230	$562	$28	$—	$820
Current borrowings—affiliates	145	3,948	9,797	(13,890)	—
Accounts payable	—	1	819	—	820
Accounts payable—affiliates	20	2	130	(152)	—
Accrued expenses and other	424	172	1,069	(24)	1,641
Accrued expenses and other—affiliates	2	375	656	(1,033)	—
Deferred income taxes—net	8	—	—	(8)	—
Deferred revenue and advance billings	—	—	586	(14)	572

Total current liabilities	829	5,060	13,085	(15,121)	3,853
Long-term borrowings—net	2,935	2,183	7,617	—	12,735
Pension, post-retirement and other post-employment benefits obligations—net	3,232	—	—	—	3,232
Pension, post-retirement and other post-employment benefits obligations and other—affiliate	1,143	431	2,547	(4,121)	—
Deferred income taxes—net	—	—	1,262	(1,262)	—
Deferred revenue	—	—	519	—	519
Other	415	—	924	(151)	1,188

Total liabilities	8,554	7,674	25,954	(20,655)	21,527
Stockholders’ (deficit) equity	(1,386)	2,183	(7,731)	5,548	(1,386)

Total liabilities and stockholders’ (deficit) equity	$7,168	$9,857	$18,223	$(15,107)	$20,141

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(242)	$1,024	$2,479	$46	$3,307

Investing Activities:
Expenditures for property, plant and equipment and capitalized software	—	—	(1,409)	—	(1,409)
Proceeds from sale of property and equipment	—	—	4	—	4
Proceeds from sale of investment securities	—	18	—	—	18
Purchases of investment securities	—	—	—	—	—
Changes in interest in investments managed by QSC	(10)	1	9	—	—
Cash infusion to subsidiaries	—	(1,076)	—	1,076	—
Net decrease (increase) in short-term affiliate loans	—	101	4	(105)	—
Dividends received from subsidiaries	640	2,000	—	(2,640)	—
Other	—	—	(19)	—	(19)

Cash provided by (used for) investing activities	630	1,044	(1,411)	(1,669)	(1,406)

Financing activities:
Proceeds from long-term borrowings	532	—	738	—	1,270
Repayments of long-term borrowings, including current maturities	(230)	(562)	(35)	—	(827)
Net (repayments of) proceeds from short-term affiliate borrowings	(32)	(185)	112	105	—
Proceeds from issuances of common stock	57	—	—	—	57
Dividends paid	(551)	—	—	—	(551)
Equity infusion from parent	—	—	1,076	(1,076)	—
Dividends paid to parent	—	(640)	(2,000)	2,640	—
Other	30	(1)	8	(46)	(9)

Cash (used for) provided by financing activities	(194)	(1,388)	(101)	1,623	(60)

Cash and cash equivalents:
Increase in cash and cash equivalents	194	680	967	—	1,841
Beginning balance	—	307	258	—	565

Ending balance	$194	$987	$1,225	$—	$2,406

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2008

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(445)	$1,171	$2,158	$47	$2,931

Investing Activities:
Expenditures for property, plant and equipment and capitalized software	—	—	(1,777)	—	(1,777)
Proceeds from sale of property and equipment	—	—	15	—	15
Proceeds from sale of investment securities	—	65	—	—	65
Purchases of investment securities	—	—	—	—	—
Changes in interest in investments managed by QSC	23	(10)	(13)	—	—
Cash infusion to subsidiaries	—	(1,521)	—	1,521	—
Net (increase) decrease in short-term affiliate loans	—	(2,274)	(13)	2,287	—
Dividends received from subsidiaries	1,290	2,100	—	(3,390)	—
Other	—	4	—	—	4

Cash provided by (used for) investing activities	1,313	(1,636)	(1,788)	418	(1,693)

Financing activities:
Proceeds from long-term borrowings	—	—	—	—	—
Repayments of long-term borrowings, including current maturities	(98)	(171)	(362)	—	(631)
Net proceeds from (repayments of) short-term affiliate borrowings	41	1,753	493	(2,287)	—
Proceeds from issuances of common stock	42	—	—	—	42
Repurchases of common stock	(432)	—	—	—	(432)
Dividends paid	(556)	—	—	—	(556)
Equity infusion from parent	—	—	1,521	(1,521)	—
Dividends paid to parent	—	(1,290)	(2,100)	3,390	—
Other	45	(1)	5	(47)	2

Cash (used for) provided by financing activities	(958)	291	(443)	(465)	(1,575)

Cash and cash equivalents:
Decrease in cash and cash equivalents	(90)	(174)	(73)	—	(337)
Beginning balance	90	481	331	—	902

Ending balance	$—	$307	$258	$—	$565

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(737)	$1,706	$2,035	$22	$3,026

Investing Activities:
Expenditures for property, plant and equipment and capitalized software	(8)	—	(1,661)	—	(1,669)
Proceeds from sale of property and equipment	—	—	29	—	29
Proceeds from sale of investment securities	—	203	—	—	203
Purchases of investment securities	—	(64)	—	—	(64)
Reclassification of cash equivalent to investment (Note 4)	(11)	(60)	(29)	—	(100)
Changes in interest in investments managed by QSC	(11)	(12)	23	—	—
Cash infusion to subsidiaries	—	(2,801)	—	2,801	—
Net (increase) decrease in short-term affiliate loans	—	(1,296)	(11)	1,307	—
Dividends received from subsidiaries	2,450	2,505	—	(4,955)	—
Other	—	113	—	(113)	—

Cash provided by (used for) investing activities	2,420	(1,412)	(1,649)	(960)	(1,601)

Financing activities:
Proceeds from long-term borrowings	—	—	493	—	493
Repayments of long-term borrowings, including current maturities	(507)	—	(669)	—	(1,176)
Net (repayments of) proceeds from short-term affiliate borrowings	(42)	1,738	(389)	(1,307)	—
Proceeds from issuances of common stock	113	—	—	—	113
Repurchases of common stock	(1,170)	—	—	—	(1,170)
Equity infusion from parent	—	—	2,801	(2,801)	—
Dividends paid to parent	—	(2,450)	(2,505)	4,955	—
Early retirement of debt costs	(5)	—	(10)	—	(15)
Other	18	(1)	(117)	91	(9)

Cash (used for) provided by financing activities	(1,593)	(713)	(396)	938	(1,764)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	90	(419)	(10)	—	(339)
Beginning balance	—	900	341	—	1,241

Ending balance	$90	$481	$331	$—	$902

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Qwest Communications International Inc.:

We have audited Qwest Communications International Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Qwest Communications International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Qwest Communications International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Qwest Communications International Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado

February 16, 2010

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2009. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of this Annual Report on Form 10-K is incorporated by reference to our definitive proxy statement for our 2010 Annual Meeting of Stockholders, or our 2010 Proxy Statement, anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009 under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Company—Meetings and Committees,” “Governance of the Company—Codes of Conduct,” “Proposal No. 1—Election of Directors” and “Executive Officers and Management” and to Item 1 of this Annual Report on Form 10-K under the heading “Website Access and Important Investor Information.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference to our 2010 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009 under the headings “Director Compensation,” “Compensation of Executive Officers,” “Risks Arising from Compensation Policies and Practices,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference to our 2010 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009 under the headings “Beneficial Ownership of Shares of Common Stock” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this Annual Report on Form 10-K is incorporated by reference to our 2010 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009 under the headings “Governance of the Company—Director Independence,” “Compensation Committee Interlocks and Insider Participation” and “Related Person Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of this Annual Report on Form 10-K is incorporated by reference to our 2010 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009 under the heading “Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(a) (3) and (b) Exhibits required by Item 601 of Regulation S-K:

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description

(3.1)	Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).

(3.2)	Certificate of Amendment of Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).

(3.3)	Amended and Restated Bylaws of Qwest Communications International Inc., adopted as of July 1, 2002 and amended as of May 25, 2004 and December 14, 2006 (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 18, 2006, File No. 001-15577).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.4)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.5)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as trustee (incorporated by reference to U S WEST’s Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).

Exhibit Number	Description

(4.6)	Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.7)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as trustee (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).

(4.8)	Officer’s Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

(4.9)	Indenture, dated as of December 26, 2002, between Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).

(4.10)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.11)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.12)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.13)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001- 15577).

(4.14)	Indenture, dated as of February 5, 2004, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.15)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

Exhibit Number	Description

(4.16)	Second Supplemental Indenture, dated November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed on November 23, 2004, File No. 001-03040).

(4.17)	First Supplemental Indenture, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.18)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.19)	Second Supplemental Indenture, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.20)	Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.21)	First Supplemental Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.22)	First Supplemental Indenture, dated as of November 16, 2005, by and among Qwest Services Corporation, Qwest Communications International Inc., Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, N.A. as successor to Bank One Trust Company, N.A. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 21, 2005, File No. 001-15577).

(4.23)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

(4.24)	Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on May 18, 2007, File No. 001-15577).

(4.25)	Sixth Supplemental Indenture, dated April 13, 2009, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on April 13, 2009, File No. 001-15577).

(4.26)	Third Supplemental Indenture, dated September 17, 2009, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on September 21, 2009, File No. 001-15577).

(4.27)	Fourth Supplemental Indenture, dated January 12, 2010, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 13, 2010, File No. 001-15577).

Exhibit Number	Description

(10.1)	Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2007 Annual Meeting of Stockholders, File No. 001-15577).*

(10.2)	Forms of restricted stock, performance share and option agreements used under Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, Annual Report on Form 10-K for the year ended December 31, 2005, Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Annual Report on Form 10-K for the year ended December 31, 2006, Current Report on Form 8-K filed on September 12, 2008, and Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 001-15577).*

(10.3)	Deferred Compensation Plan, as amended (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, and Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15577).*

(10.4)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*

(10.5)	Deferred Compensation Plan for Nonemployee Directors, as amended and restated, and Amendment to Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on December 16, 2005 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*

(10.6)	2009 Qwest Management Bonus Plan Summary (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 10, 2009, File No. 001-15577).*

(10.7)	Description of Executive Level Officer Access Only Health Care (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 001-15577).*

10.8	Executive Relocation Policy.*

10.9	Qwest Nonqualified Pension Plan.*

(10.10)	Registration Rights Agreement, dated April 13, 2009, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on April 13, 2009, File No. 001-15577).

(10.11)	Registration Rights Agreement, dated September 17, 2009, among Qwest Communications International Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on September 21, 2009, File No. 001-15577).

(10.12)	Registration Rights Agreement, dated January 12, 2010, among Qwest Communications International Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 13, 2010, File No. 001-15577).

(10.13)	Amended and Restated Employment Agreement, dated August 20, 2009, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 21, 2009, File No. 001-15577).*

Exhibit Number	Description

(10.14)	Equity Agreement, dated August 10, 2007, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 13, 2007, File No. 001-15577).*

(10.15)	Aircraft Time Sharing Agreement, dated December 1, 2008, by and between Qwest Corporation and Edward A. Mueller (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15577).

(10.16)	Form of Severance Agreement, effective as of December 10, 2008, by and between Qwest Communications International Inc. and each of Richard N. Baer, Teresa A. Taylor, C. Daniel Yost and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 15, 2008, File No. 001-15577).*

(10.17)	Letter, dated August 19, 2008, from Qwest to Richard N. Baer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 20, 2008, File No. 001-15577).*

(10.18)	Severance Agreement, dated September 12, 2008, by and between Qwest Communications International Inc. and Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on September 12, 2008, File No. 001-15577).*

(10.19)	Letter, dated September 12, 2008, from Qwest to Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on September 12, 2008, File No. 001-15577).*

(10.20)	Letter, dated August 19, 2009, from Qwest to Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 21, 2009, File No. 001-15577).*

(10.21)	Letter, dated August 19, 2008, from Qwest to Teresa A. Taylor (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*

(10.22)	Letter, dated September 4, 2009, from Qwest to Teresa A. Taylor (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on September 8, 2009, File No. 001-15577).*

(10.23)	Letter, dated August 19, 2008, from Qwest to C. Daniel Yost (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*

(10.24)	Severance Agreement, dated August 26, 2009, by and between Qwest Communications International Inc. and Christopher K. Ancell (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-15577).*

(10.25)	Letter, dated September 4, 2009, from Qwest to Christopher K. Ancell (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-15577).*

(10.26)	Severance Agreement, dated July 28, 2003, by and between Bill Johnston and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

Exhibit Number	Description

(10.27)	Amendment to Severance Agreement, dated as of April 24, 2006, by and between Bill Johnston and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.28)	Letter, dated July 28, 2008, from Qwest to Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on July 29, 2008, File No. 001-15577).*

12	Calculation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Qwest Communications International Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Quarterly Segment Income.

99.2	Quarterly Statements of Operations.

101	Financial statements from the Annual Report on Form 10-K of Qwest Communications International Inc. for the year ended December 31, 2009, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ (Deficit) Equity and Comprehensive Income (Loss) and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

( )	Previously filed.
*	Executive Compensation Plans and Arrangements.

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 16, 2010.

QWEST COMMUNICATIONS INTERNATIONAL INC., A DELAWARE CORPORATION

By:	/s/ R. WILLIAM JOHNSTON
R. William Johnston Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of February 2010.

Signature	Title

/s/ EDWARD A. MUELLER Edward A. Mueller	Director, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ JOSEPH J. EUTENEUER Joseph J. Euteneuer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

* Linda G. Alvarado	Director

* Charles L. Biggs	Director

* K. Dane Brooksher	Director

* Peter S. Hellman	Director

* R. David Hoover	Director

* Caroline Matthews	Director

* Patrick J. Martin	Director

* Wayne W. Murdy	Director

* Jan L. Murley	Director

Signature	Title

* Michael J. Roberts	Director

* James A. Unruh	Director

* Anthony Welters	Director

*By:	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer As Attorney-In-Fact