Form 10-Q
period 2010-03-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2010-05-05
CIK 1037949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

On May 3, 2010, 1,736,229,071 shares of common stock were outstanding.

QWEST COMMUNICATIONS INTERNATIONAL INC.

FORM 10-Q

i

GLOSSARY OF TERMS

Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this document and other documents we file with the Securities and Exchange Commission, we have provided below definitions of some of these terms.

•

Access Lines. Telephone lines reaching from the customer’s premises to a connection with the public switched telephone network. Our access lines reported in this document include only those lines used to provide services to external customers and exclude lines used solely by us and our affiliates.

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

•

Data Integration. Telecommunications equipment located on customers’ premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers.

•	Dedicated Internet Access (DIA). Internet access ranging from 128 kilobits per second to 10 gigabits per second.

•	Facilities expenses. Third-party telecommunications expenses we incur for using other carriers’ networks to provide services to our customers.

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

ii

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(Dollars in millions except per share amounts, shares in thousands)
Operating revenue	$2,966	$3,173
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	941	1,014
Selling	440	543
General, administrative and other operating	472	494
Depreciation and amortization	545	573

Total operating expenses	2,398	2,624

Operating income	568	549
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	279	260
Loss on early retirement of debt	42	—
Other—net	—	(9)

Total other expense (income)—net	321	251

Income before income taxes	247	298
Income tax expense	(209)	(92)

Net income	$38	$206

Earnings per common share:
Basic	$0.02	$0.12
Diluted	$0.02	$0.12

Weighted average common shares outstanding:
Basic	1,719,148	1,702,069
Diluted	1,739,405	1,706,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2010	December 31, 2009
	(Dollars in millions, shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,196	$2,406
Short-term investments	656	—
Accounts receivable—net of allowance of $96 and $100, respectively	1,245	1,302
Deferred income taxes—net	527	538
Prepaid expenses and other	381	368

Total current assets	4,005	4,614

Property, plant and equipment—net	12,078	12,299
Capitalized software—net	912	911
Deferred income taxes—net	1,772	1,971
Other	595	585

Total assets	$19,362	$20,380

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term borrowings	$2,046	$2,196
Accounts payable	658	765
Accrued expenses and other	1,344	1,580
Deferred revenue and advance billings	542	556

Total current liabilities	4,590	5,097

Long-term borrowings—net of unamortized debt discount and other of $253 and $266, respectively	11,500	12,004
Post-retirement and other post-employment benefits obligations—net	2,475	2,479
Pension obligations—net	803	817
Deferred revenue	475	486
Other	639	675

Total liabilities	20,482	21,558

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,746,466 and 1,738,330 shares issued, respectively	17	17
Additional paid-in capital	42,294	42,269
Treasury stock—10,873 and 9,084 shares, respectively (both including 44 shares, held in rabbi trust)	(29)	(22)
Accumulated deficit	(42,915)	(42,953)
Accumulated other comprehensive loss	(487)	(489)

Total stockholders’ deficit	(1,120)	(1,178)

Total liabilities and stockholders’ deficit	$19,362	$20,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(Dollars in millions)
Operating activities:
Net income	$38	$206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	545	573
Deferred income taxes	205	98
Provision for bad debt—net	22	49
Loss on early retirement of debt	42	—
Other non-cash charges—net	35	29
Changes in operating assets and liabilities:
Accounts receivable	26	58
Prepaid expenses and other current assets	22	(28)
Accounts payable, accrued expenses and other current liabilities	(146)	(263)
Deferred revenue and advance billings	(25)	(19)
Other non-current assets and liabilities	(42)	(46)

Cash provided by operating activities	722	657

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(387)	(334)
Proceeds from sale of investment securities	—	6
Purchases of investment securities	(657)	—
Other	1	(8)

Cash used for investing activities	(1,043)	(336)

Financing activities:
Proceeds from long-term borrowings	775	—
Repayments of long-term borrowings, including current maturities	(1,495)	(239)
Proceeds from issuances of common stock	11	16
Dividends paid	(138)	(137)
Early retirement of debt costs	(40)	—
Other	(2)	15

Cash used for financing activities	(889)	(345)

Cash and cash equivalents:
Decrease in cash and cash equivalents	(1,210)	(24)
Beginning balance	2,406	565

Ending balance	$1,196	$541

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2010

(Unaudited)

Unless the context requires otherwise, references in this report to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Communications International Inc. and its consolidated subsidiaries, and references in this report to “QCII” refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

Note 1: Basis of Presentation

Our condensed consolidated balance sheet as of December 31, 2009, which was derived from our audited financial statements, and our unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2010 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. We believe that the disclosures made are adequate such that the information presented is not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of March 31, 2010 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our condensed consolidated results of operations and condensed consolidated statement of cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results or cash flows expected for the full year.

Reclassifications

During the first quarter of 2010, we changed the definitions we use to classify expenses as cost of sales, selling expenses or general, administrative and other operating expenses and, as a result, certain expenses in our condensed consolidated statements of operations for the prior year have been reclassified to conform to the current year presentation. Our new definitions of these expenses are as follows:

•

Cost of sales (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: facilities expenses (which are third-party telecommunications expenses we incur for using other carriers’ networks to provide services to our customers); employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages and certain benefits); equipment sales expenses (such as data integration and modem expenses); rents and utilities expenses incurred by our network operations and data centers; fleet expenses; and other expenses directly related to our network operations (such as professional fees and outsourced services).

•

Selling expenses are expenses incurred in selling products and services to our customers. These expenses include: employee-related expenses directly attributable to selling products or services (such as salaries, wages, internal commissions and certain benefits); marketing and advertising; external commissions; bad debt expense; and other selling expenses (such as professional fees and outsourced services).

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 1: Basis of Presentation—(Continued)

•

General, administrative and other operating expenses are corporate overhead and other operating expenses. These expenses include: employee-related expenses for administrative functions (such as salaries, wages and certain benefits); taxes and fees (such as property and other taxes and universal service funds (“USF”) charges); rents and utilities expenses incurred by our administrative offices; and other general, administrative and other operating expenses (such as professional fees). These expenses also include our combined net periodic pension and post-retirement benefits expenses for all eligible employees and retirees.

These definitions reflect changes primarily for moving expenses for: rent and utilities incurred by our network operations and data centers; fleet; network and supply chain management; and insurance and risk management from general, administrative and other operating expenses to cost of sales, where these expenses are more aligned with how we now manage our segments. We believe these changes allow users of our financial statements to better understand our expense structure. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. These changes resulted in $86 million moving from the general, administrative and other operating expenses and selling expenses categories to cost of sales for the three months ended March 31, 2009.

We have also reclassified certain prior year segment revenue and expense amounts presented in our Quarterly Report on Form 10-Q for the three months ended March 31, 2009 to conform to the current period segment presentation.

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

For the Three Months Ended March 31, 2010

(Unaudited)

Note 1: Basis of Presentation—(Continued)

For all of these and other matters, actual results could differ from our estimates.

USF, Gross Receipts Taxes and Other Surcharges

Our revenue and general, administrative and other operating expenses included taxes and surcharges accounted for on a gross basis of $101 million and $82 million for the three months ended March 31, 2010 and 2009, respectively.

Depreciation and Amortization

Property, plant and equipment is shown net of accumulated depreciation on our condensed consolidated balance sheets. Accumulated depreciation was $34.598 billion and $34.301 billion as of March 31, 2010 and December 31, 2009, respectively.

Capitalized software is shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $1.689 billion and $1.639 billion as of March 31, 2010 and December 31, 2009, respectively.

Effective January 1, 2010, we changed our estimates of the economic lives of certain telecommunications equipment assets. These changes resulted in additional depreciation expense of approximately $13 million for the three months ended March 31, 2010 when compared to the three months ended March 31, 2009 and will result in additional depreciation expense of approximately $50 million for the year ending December 31, 2010 when compared to the year ended December 31, 2009.

The additional depreciation described above, net of deferred taxes, reduced net income by approximately $8 million, or less than $0.01 per basic and diluted common share, for the three months ended March 31, 2010 and will reduce net income by approximately $31 million, or approximately $0.02 per basic and diluted common share, for the year ending December 31, 2010.

Short-term Investments

Short-term investments are investments in U.S. Treasury and U.S. government agency securities with maturities in excess of three months but less than one year on the date of our purchase. We classify these investments as held-to-maturity because we have the intent and ability to hold the securities until they mature.

Note 2: Earnings Per Common Share

Basic earnings per common share excludes dilution and is computed by dividing net income allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if certain outstanding stock options are exercised, the premium on convertible debt is converted into common stock and certain performance share awards require the issuance of common stock.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 2: Earnings Per Common Share—(Continued)

The following is a reconciliation of the number of shares used in the basic and diluted earnings per common share computations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(Dollars in millions except per share amounts, shares in thousands)
Net income allocated to common shareholders	$38	$205

Basic weighted average shares outstanding	1,719,148	1,702,069
Dilutive effect of options with strike prices equal to or less than the average price of our common stock during the period, calculated using the treasury stock method	2,412	125
Dilutive effect of performance share awards	17,845	4,628

Diluted weighted average shares outstanding	1,739,405	1,706,822

Earnings per common share:
Basic	$0.02	$0.12
Diluted	$0.02	$0.12

We had weighted average unvested restricted stock grants outstanding of approximately 12 million shares and 9 million shares during the three months ended March 31, 2010 and 2009, respectively. These shares were excluded from the earnings per common share calculation, and these shareholders have their own earnings per share calculation whereby they were allocated less than $1 million of net income for the three months ended March 31, 2010 and approximately $1 million of net income for the three months ended March 31, 2009, for purposes of calculating basic and diluted earnings per share.

The following is a summary of the securities that could potentially dilute basic earnings per common share, but have been excluded from the computations of diluted earnings per common share for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Outstanding options to purchase common stock excluded because the strike prices of the options exceeded the average price of common stock during the period	43,595	62,727

Outstanding options to purchase common stock because the market-based vesting conditions have not been met	2,083	2,083

Other outstanding instruments excluded because the impact would have been antidilutive	209	228

In addition, the equity premium on our 3.50% Convertible Senior Notes due 2025 (our “3.50% Convertible Senior Notes”) could potentially dilute basic earnings per common share, but has been excluded from the

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 2: Earnings Per Common Share—(Continued)

computations of diluted earnings per common share for the three months ended March 31, 2010 and 2009. The number of shares we would have to issue upon conversion of these notes is determined by a formula that has our stock price as a major input; however, there was no dilutive impact for the three months ended March 31, 2010 and 2009 because the conversion price of the notes exceeded the average share price of our common stock during the period.

Note 3: Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, short-term investments (consisting of U.S. Treasury and U.S. government agency securities), auction rate securities, accounts receivable, accounts payable, interest rate hedges and long-term notes including the current portion. The carrying values of cash and cash equivalents, U.S. Treasury and U.S. government agency securities, auction rate securities, accounts receivable, accounts payable and interest rate hedges approximate their fair values. The carrying value of our long-term notes including the current portion reflects original cost net of unamortized discounts and other and was $13.359 billion and $14.034 billion as of March 31, 2010 and December 31, 2009, respectively. For additional information, see Note 5—Borrowings.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the Financial Accounting Standards Board (the “FASB”).

The table below presents the fair values for auction rate securities, interest rate hedges and long-term notes including the current portion, as well as the input levels used to determine these fair values as of March 31, 2010 and December 31, 2009:

		Fair Value As Of
	Level	March 31, 2010	December 31, 2009
		(Dollars in millions)
Assets:
Auction rate securities	3	$93	$95
Fair value hedges	3	5	2

Total assets		$98	$97

Liabilities:
Long-term notes, including the current portion	1 & 2	$14,178	$14,245
Cash flow hedges	3	—	3

Total liabilities		$14,178	$14,248

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 3: Fair Value of Financial Instruments—(Continued)

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

We determined the fair value of our auction rate securities using a probability-weighted discounted cash flow model that takes into consideration the weighted average of the following factors:

•	coupon rate of 5.81%;

•	probability that we will be able to sell the securities in an auction or that the securities will be redeemed early of 75.87%;

•	probability that a default will occur of 20.81% with a related recovery rate of 55%; and

•	discount rate of 8.28%.

We determined the fair value of our interest rate hedges using projected future cash flows, discounted at the mid-market implied forward London Interbank Offered Rates (“LIBOR”) associated with those cash flows. We determined this valuation excluding accrued interest. For additional information on our derivative financial instruments, see Note 6—Derivative Financial Instruments.

We determined the fair values of our long-term notes including the current portion based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 3: Fair Value of Financial Instruments—(Continued)

The table below presents a rollforward of the instruments valued using Level 3 inputs for the three months ended March 31, 2010:

	Instruments Valued Using Level 3 Inputs
	Auction Rate Securities	Fair Value Hedges	Cash Flow Hedges
	(Dollars in millions)
Balance at December 31, 2009	$95	$2	$(3)
Transfers into (out of) Level 3	—	—	—
Additions	—	—	—
Dispositions	—	—	—
Realized and unrealized (losses) gains:
Included in long-term borrowings—net	—	3	—
Included in other (expense) income—net	—	—	—
Included in other comprehensive (loss) income	(2)	—	3

Balance at March 31, 2010	$93	$5	$—

Note 4: Investments

Our investments include short-term investments in U.S. Treasury and U.S. government agency securities and auction rate securities. As of March 31, 2010, our short-term investments were $656 million and as of December 31, 2009 we did not have any short-term investments. We classify these investments as held-to-maturity because we have the intent and ability to hold the securities until they mature. All securities included in our short-term investments are reported at amortized cost basis, which is not materially different from fair value, and mature prior to September 30, 2010.

As of March 31, 2010 and December 31, 2009, our auction rate securities were $93 million and $95 million, respectively, which are classified as non-current, available-for-sale investments and are included in other non-current assets at their estimated fair value on our condensed consolidated balance sheets. These securities have stated maturities between 2033 and 2036.

We recorded approximately $2 million of unrealized losses, net of deferred income taxes on these auction rate securities for both the three months ended March 31, 2010 and March 31, 2009. The cumulative net unrealized losses, net of deferred income taxes, related to these securities were $17 million and $15 million as of March 31, 2010 and December 31, 2009, respectively. These unrealized losses were recorded in accumulated other comprehensive loss on our condensed consolidated balance sheets. The cost basis of these securities was $120 million as of March 31, 2010 and December 31, 2009. We consider the decline in fair value to be a temporary impairment because we believe it is more likely than not that we will ultimately recover the entire $120 million cost basis, in part because the securities are rated investment grade, the securities are collateralized and the issuers continue to make required interest payments. At some point in the future, we may determine that the decline in fair value is other than temporary if, among other factors:

•	the issuers cease making required interest payments;

•	we believe it is more likely than not that we will be required to sell these securities before their values recover; or

•	we change our intent to hold the securities due to events such as a change in the terms of the securities.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 5: Borrowings

As of March 31, 2010 and December 31, 2009, our long-term borrowings, net of unamortized discounts and other, consisted of the following:

	March 31, 2010	December 31, 2009
	(Dollars in millions)
Current portion of long-term borrowings:
Long-term notes	$2,009	$2,168
Long-term capital lease and other obligations	37	28

Total current portion of long-term borrowings	2,046	2,196

Long-term borrowings—net:
Long-term notes—net	11,350	11,866
Long-term capital lease and other obligations—net	150	138

Total long-term borrowings—net	11,500	12,004

Total borrowings—net	$13,546	$14,200

We were in compliance with all provisions and covenants of our borrowings as of March 31, 2010.

The holders of our 3.50% Convertible Senior Notes have the option to require us to repurchase their notes for cash every five years on November 15, beginning in 2010, and receive cash from us equal to the par value of the notes. We believe the likelihood of holders requiring us to repurchase their notes on November 15, 2010 increases the more the conversion price exceeds the trading price of our common stock. The conversion value of the notes as of March 31, 2010 was calculated by using the current conversion rate of 203.2268 per $1,000 in principal amount of the notes or a conversion price of $4.92, adjusted for certain events, including the payment of dividends, as described in the indenture governing the notes. Even if we are not required to repurchase these notes in November 2010, we anticipate we will call the notes at that time.

Tender Offer

In March 2010, we completed a cash tender offer for the purchase of up to $1.204 billion aggregate principal amount of notes issued by our wholly owned subsidiary, Qwest Capital Funding, Inc (“QCF”), consisting of $403 million of its 7.90% Notes due 2010 and $801 million of its 7.25% Notes due 2011. With respect to QCF’s 7.90% Notes due 2010, we received and accepted tenders of approximately $338 million aggregate principal amount of these notes, or 84%, for $347 million, resulting in a loss of $10 million. With respect to QCF’s 7.25% Notes due 2011, we received and accepted tenders of approximately $622 million aggregate principal amount of these notes, or 78%, for $650 million, resulting in a loss of $30 million. The combined loss on this tender offer, net of deferred taxes, reduced net income by approximately $25 million, or approximately $0.01 per basic and diluted common share, for the three months ended March 31, 2010.

Repayment

In February 2010, we redeemed $525 million aggregate principal amount of QCII’s Senior Notes due 2011, resulting in a loss of $2 million. This loss, net of deferred taxes, reduced net income by approximately $1 million, or less than $0.01 per basic and diluted common share, for the three months ended March 31, 2010.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 5: Borrowings—(Continued)

New Issuance

In January 2010, QCII issued $800 million of 7.125% Senior Notes due 2018. We are using net proceeds of $775 million for general corporate purposes, including repayment of indebtedness and funding and refinancing investments in our telecommunications assets.

Credit Facility

Our revolving credit facility (the “Credit Facility”), which makes available to us $1.035 billion of additional credit subject to certain restrictions, is currently undrawn and expires in September 2013. The Credit Facility has 13 lenders, with commitments ranging from $25 million to $100 million. Any amounts drawn on the Credit Facility are guaranteed by our wholly owned subsidiary, Qwest Services Corporation (“QSC”), and are secured by a senior lien on the stock of our wholly owned subsidiary, Qwest Corporation (“QC”).

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

For a derivative that is designated as and meets all of the required criteria for a cash flow hedge, we record in accumulated other comprehensive loss on our condensed consolidated balance sheets, any changes in the fair value of the derivative. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In addition, if there are any changes in the fair value of the derivative arising from ineffectiveness of the cash flow hedging relationship, we record those amounts immediately in other expense (income)—net in our condensed consolidated statements of operations. For a derivative that is designated as and meets all of the required criteria for a fair value hedge, we record in other expense (income)—net in our condensed consolidated statements of operations the changes in fair value of the derivative and the underlying hedged item. However, if the terms of this type of derivative match the terms of the underlying hedged item such that we qualify to assume no ineffectiveness, then the fair value of the derivative is measured and the change in the fair value for the period is assumed to equal the change in the fair value of the underlying hedged item for the period, with no impact in other expense (income)—net.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 6: Derivative Financial Instruments—(Continued)

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

In March 2008, QC entered into interest rate hedges on $500 million of the outstanding $750 million aggregate principal amount of its Floating Rate Notes due 2013. The notes bear interest at a rate per year equal to LIBOR plus 3.25%. These hedges had the economic effect of converting QC’s floating interest rate to fixed interest rates of approximately 6.0% and expired on March 15, 2010. QC designated these interest rate hedges as cash flow hedges. We did not recognize any gain or loss in earnings for hedge ineffectiveness for the quarter ended March 31, 2010.

We determined the fair value of our interest rate hedges using projected future cash flows, discounted at the mid-market implied forward LIBOR. We determined this valuation excluding accrued interest.

The balance sheet location and fair value of derivative instruments designated as hedging instruments as of March 31, 2010 are set forth below:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in millions)
Fair value hedging contracts	Other non-current assets	$5	Other non-current liabilities	$—

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 6: Derivative Financial Instruments—(Continued)

The balance sheet location and fair value of derivative instruments designated as hedging instruments as of December 31, 2009 are set forth below:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in millions)
Cash flow hedging contracts	Other current assets	$—	Other current liabilities	$3
Fair value hedging contracts	Other non-current assets	$2	Other non-current liabilities	$—

For additional information on the fair value of our financial instruments, see Note 3—Fair Value of Financial Instruments.

The following table presents the effect of derivative instruments on our consolidated results of operations:

Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,
	2010	2009
	(Dollars in millions)
Interest rate contracts:
Amount of gain recognized in other comprehensive income on derivatives (effective portion), net of deferred taxes of $1 and $0, respectively	$2	$1
Location of amount reclassified from accumulated other comprehensive income into income (effective portion)	Interest expense—net	Interest expense—net
Amount of (gain) loss reclassified from accumulated other comprehensive income into interest expense (effective portion), net of deferred taxes of $2 and $1, respectively	$(3)	$1
Location of amount recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Not Applicable	Not Applicable
Amount recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—	$—

Note 7: Severance and Restructuring

Severance

For the three months ended March 31, 2010 and 2009, we recorded severance expenses of $3 million and $23 million, respectively. A portion of our severance expenses is included in each of cost of sales, selling expenses and general, administrative and other operating expenses in our condensed consolidated statements of operations. We have not included any severance expenses in our segment expenses. As of March 31, 2010 and December 31, 2009, our severance liability was $50 million and $77 million, respectively, and is included in accrued expenses and other in our condensed consolidated balance sheets.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 7: Severance and Restructuring—(Continued)

Restructuring

During 2004 and previous years, as part of our ongoing efforts to evaluate our operating costs, we established restructuring programs, which included workforce reductions, consolidation of excess facilities, and restructuring of certain business functions. As of March 31, 2010, the remaining restructuring reserve for these programs related to leases for real estate that we ceased using in prior periods and consisted of our estimates of amounts to be paid for these leases in excess of our estimates of any sublease revenue we may collect. We expect this reserve will be used over the remaining lease terms, which range from 0.3 to 15.8 years, with a weighted average of 12.5 years.

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

The following table presents the details of our real estate restructuring reserves for the three months ended March 31, 2010:

Real Estate Restructuring
(Dollars in millions)
Balance at December 31, 2009	$206
Provisions	—
Utilization	(11)
Reversals and adjustments	(7)

Balance at March 31, 2010	$188

Note 8: Employee Benefits

The components of net periodic benefits expense for our pension, non-qualified pension and post-retirement benefit plans for the three months ended March 31, 2010 and 2009 are detailed below:

	Three Months Ended March 31,
	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2010	2009	2010	2009	2010	2009
	(Dollars in millions)
Net periodic benefits expense:
Service cost	$15	$26	$—	$—	$2	$2
Interest cost	112	126	1	1	46	54
Expected return on plan assets	(140)	(144)	—	—	(15)	(17)
Recognized prior service cost	(6)	—	—	—	(25)	(25)
Recognized net actuarial loss	32	15	—	—	10	9

Total net periodic benefits expense	$13	$23	$1	$1	$18	$23

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 8: Employee Benefits—(Continued)

The net periodic benefits expense for our pension, non-qualified pension and post-retirement benefit plans is recorded in general, administrative and other operating expenses in our condensed consolidated statements of operations. The measurement date used to determine pension, non-qualified pension and post-retirement benefits is December 31.

Note 9: Tax Matters

During the three months ended March 31, 2010, our income tax expense increased by $113 million as a result of the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Among other things, these laws disallow, beginning in 2013, federal income tax deductions for retiree prescription drug benefits to the extent we receive reimbursements for those benefits under the Medicare Part D program. Although this tax increase does not take effect until 2013, under accounting principles generally accepted in the U.S. we recognize the full accounting impact in the period in which the laws are enacted.

During the three months ended March 31, 2009, we reduced our income tax expense by $16 million due to the recognition of previously unrecognized tax benefits and settlements of uncertain tax positions that are discrete to those periods. The benefits recorded for previously unrecognized tax positions were the result of increases in the amount of benefit that we believe is more likely than not to be sustained on various individual tax positions.

We had unrecognized tax benefits as of March 31, 2010 of $206 million. This amount was a decrease of $76 million from the balance at December 31, 2009, as a result of the elimination of unrecognized tax benefits arising from settlements with taxing authorities. Approximately $57 million of the $206 million unrecognized tax benefits we had at March 31, 2010 could affect our effective tax rate as these positions would permanently decrease the cumulative amount that we would ever have to pay the taxing authorities.

Note 10: Comprehensive Income

Comprehensive income includes the amortization of actuarial gains and losses and prior service costs for our pension and post-retirement benefit plans, changes in the fair value and related amortization of certain financial derivative instruments (which qualify for hedge accounting) and unrealized gains and losses on certain investments. The components of comprehensive income for the three months ended March 31, 2010 and 2009 are detailed below:

	Three Months Ended March 31,
	2010	2009
	(Dollars in millions)
Net income	$38	$206
Other comprehensive gain (loss)—net of deferred taxes:
Pension—net	16	9
Post-retirement benefit plans—net	(11)	(12)
Unrealized (loss) gain on derivative instruments—net	(1)	2
Unrealized loss on auction rate securities and other—net	(2)	(4)

Total other comprehensive gain (loss)—net of deferred taxes	2	(5)

Comprehensive income	$40	$201

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 11: Segment Information

Our operating revenue is generated from our business markets, mass markets and wholesale markets segments. Our Chief Operating Decision Maker (“CODM”) regularly reviews information for each of our segments to evaluate performance and to allocate resources. The accounting principles used to determine segment results are the same as those used in our condensed consolidated financial statements; however, in 2010 certain previously unallocated expenses were included in the information our CODM uses to evaluate the performance of each segment and certain revenue and expenses were realigned based on changes in how we manage our business. The majority of our cost of sales and selling expenses are incurred directly by or allocated to our segments based on an activity based costing methodology. As a result of these changes, we have reclassified and reallocated certain prior year segment revenue and expense amounts presented in our Quarterly Report on Form 10-Q for the three months ended March 31, 2009 to conform to the current period presentation.

For each segment, segment income equals its revenue minus its expenses and other expenses allocated to it based on its operations. Segment information for the three months ended March 31, 2010 and 2009 is summarized in the following table:

	Three Months Ended March 31,
	2010	2009
	(Dollars in millions)
Total segment revenue	$2,867	$3,095
Total segment expenses	1,381	1,555

Total segment income	$1,486	$1,540

Total segment margin percentage	52%	50%

Business markets:
Revenue	$999	$1,001
Expenses	599	619

Income	$400	$382

Margin percentage	40%	38%

Mass markets:
Revenue	$1,183	$1,325
Expenses	556	637

Income	$627	$688

Margin percentage	53%	52%

Wholesale markets:
Revenue	$685	$769
Expenses	226	299

Income	$459	$470

Margin percentage	67%	61%

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 11: Segment Information—(Continued)

The following table reconciles segment income to net income for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(Dollars in millions)
Total segment income	$1,486	$1,540
Other revenue (primarily USF surcharges)	99	78
Unassigned expenses (primarily general and administrative)	(472)	(496)
Depreciation and amortization	(545)	(573)
Total other expense—net	(321)	(251)
Income tax expense	(209)	(92)

Net income	$38	$206

Revenue from our products and services for the three months ended March 31, 2010 and 2009 is summarized in the following table:

	Three Months Ended March 31,
	2010	2009
	(Dollars in millions)
Operating revenue by category:
Strategic and legacy services:
Strategic services(1)	$1,098	$1,047
Legacy services(2)	1,634	1,869

Total strategic and legacy services	2,732	2,916
Qwest-branded wireless services(3)	—	55
Data integration(4)	135	124

Total segment revenue	2,867	3,095
Other revenue (primarily USF surcharges)	99	78

Total operating revenue	$2,966	$3,173

(1)	Our strategic services include primarily private line, broadband, Qwest iQ Networking®, hosting, video, Voice over Internet Protocol (“VoIP”) and Verizon Wireless services.
(2)	Our legacy services include primarily local, long-distance, access, traditional wide area network (“WAN”) and integrated services digital network (“ISDN”) services.
(3)	Our Qwest-branded wireless services were wireless services that we provided through our mass markets segment under an arrangement with a wireless services provider. This arrangement ended on October 31, 2009.
(4)	Data integration is telecommunications equipment located on customers’ premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 12: Commitments and Contingencies

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

KPNQwest Litigation/Investigation

On January 27, 2009, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which we were a major shareholder) filed a lawsuit in the federal district court for the District of Colorado alleging violations of the Racketeer Influenced and Corrupt Organizations Act and breach of duty and mismanagement under Dutch law. We are a defendant in this lawsuit along with Joseph P. Nacchio, our former chief executive officer, Robert S. Woodruff, our former chief financial officer, and John McMaster, the former president and chief executive officer of KPNQwest. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also seek treble and punitive damages as well as an award of plaintiffs’ attorneys’ fees and costs. A lawsuit asserting the same claims that was previously filed in the federal district court for the District of New Jersey was dismissed without prejudice, and that dismissal was affirmed on appeal. On March 31, 2010, the federal district court for the District of Colorado dismissed the lawsuit without prejudice, concluding that the dispute should not be adjudicated in the United States.

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, located in the Netherlands, against us, KPN Telecom B.V., Koninklijke KPN N.V. (“KPN”), Mr. Nacchio, Mr. McMaster, and other former employees or supervisory board members of us, KPNQwest or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $296 million based on the exchange rate on March 31, 2010).

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court. As amended and following the appeal of a partial summary judgment against plaintiffs which was affirmed in part and reversed in part, plaintiffs allege, among other things, that defendants violated state securities laws in connection with plaintiffs’ investments in KPNQwest securities. We are a defendant in this lawsuit along with Qwest B.V. (one of our subsidiaries), Mr. Nacchio and Mr. McMaster. The Arizona Superior Court dismissed most of plaintiffs’ claims, and plaintiffs voluntarily dismissed the remainder of their claims. Plaintiffs appealed the court’s decision to the Arizona Court of Appeals, which affirmed the Arizona Superior Court’s decision. Plaintiffs then filed a petition for review by the Arizona Supreme Court, which was granted, and the matter is pending before that court. Plaintiffs claim to have lost approximately $9 million in their investments in KPNQwest, and are also seeking interest and attorneys’ fees.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 12: Commitments and Contingencies—(Continued)

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, located in the Netherlands, with regard to KPNQwest. VEB sought an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (us and KPN), and KPNQwest’s outside auditors and accountants. On December 28, 2006, the Enterprise Chamber ordered an inquiry into the management and conduct of affairs of KPNQwest for the period January 1 through May 23, 2002. On December 5, 2008, the Enterprise Chamber appointed investigators to conduct the inquiry. VEB claims that certain individuals have assigned to it their claims for losses totaling approximately €40 million (or approximately $54 million based on the exchange rate on March 31, 2010), which those individuals allegedly incurred on investments in KPNQwest securities. VEB has not yet filed any adjudicative action to assert those claims.

We will continue to defend against the pending KPNQwest litigation matters vigorously.

Stockholder Litigation

From April 22 to May 3, 2010, thirteen individual or putative class action lawsuits were filed in state and federal courts in Colorado and in state court in Delaware relating to our pending merger with CenturyLink. The lawsuits were filed by purported Qwest stockholders and name as defendants CenturyLink, us, certain of our officers and members of our Board of Directors. The plaintiffs generally allege that our directors breached their fiduciary duties in approving the merger and seek to enjoin the merger and, in some cases, damages if the merger is completed. We will vigorously defend against these matters. For additional information, see Note 14—Subsequent Event.

Other Matters

Several putative class actions relating to the installation of fiber-optic cable in certain rights-of-way were filed against us on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge our right to install our fiber-optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our fiber-optic cable in the right-of-way without the plaintiffs’ consent. Most of the actions purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states, although two of the currently pending actions purport to be brought on behalf of multi-state classes. Specifically, the Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin, and the Indiana state court action purports to be on behalf of a national class of landowners. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On September 10, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. On December 9, 2009, the court issued a revised ruling that, among other things, denied a motion for approval as moot and dismissed the matter for lack of subject matter jurisdiction.

Qwest Communications Company, LLC (“QCC”) is a defendant in litigation filed by several billing agents for the owners of payphones seeking compensation for coinless calls made from payphones. The matter is

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 12: Commitments and Contingencies—(Continued)

pending in the United States District Court for the District of Columbia. Generally, the payphone owners claim that QCC underpaid the amount of compensation due to them under Federal Communications Commission regulations for coinless calls placed from their phones onto QCC’s network. The claim seeks compensation for calls, as well as interest and attorneys’ fees. QCC will vigorously defend against this action.

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

Note 13: Dividends

Our Board of Directors declared the following dividends payable in 2010:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
December 16, 2009	February 19, 2010	$0.08	$138	March 12, 2010
April 14, 2010	May 21, 2010	$0.08	$140	June 11, 2010

Note 14: Subsequent Event

CenturyLink Merger Agreement

On April 21, 2010, we entered into a merger agreement whereby CenturyTel, Inc. (“CenturyLink”) will acquire us in a tax-free, stock-for-stock transaction. Under the terms of the agreement, our stockholders will receive 0.1664 shares of CenturyLink common stock for each share of our common stock they own at closing. Based on our and CenturyLink’s share prices as of the date of the merger agreement, at closing CenturyLink shareholders are expected to own approximately 50.5% and our stockholders are expected to own approximately 49.5% of the combined company. Completion of this transaction is subject to approval by the stockholders of both companies, various federal and state regulatory approvals as well as other customary closing conditions. We anticipate closing this transaction in the first half of 2011. If the merger agreement is terminated under certain circumstances, we may be obligated to pay CenturyLink a termination fee of $350 million.

Note 15: Financial Statements of Guarantors

QCII and two of its subsidiaries, QCF and QSC, guarantee the payment of certain of each other’s registered debt securities. As of March 31, 2010, QCII’s total outstanding debt included $2.7 billion aggregate principal amount of senior notes that were issued in February 2004, June 2005, September 2009 and January 2010 and that are guaranteed by QCF and QSC (the “QCII Guaranteed Notes”). These notes are guaranteed through their

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 15: Financial Statements of Guarantors—(Continued)

respective maturity dates, the latest of which is in April 2018. In addition, each series of QCF’s outstanding notes totaling approximately $1.226 billion in aggregate principal amount is guaranteed on a senior unsecured basis by QCII (the “QCF Guaranteed Notes”). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2031. The guarantees described above are full and unconditional and joint and several. All of the QCF Guaranteed Notes and $1.3 billion of the QCII Guaranteed Notes are registered debt securities. A significant amount of QCII’s and QSC’s income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries.

The following information sets forth our condensed consolidating statements of operations for the three months ended March 31, 2010 and 2009, our condensed consolidating balance sheets as of March 31, 2010 and December 31, 2009, and our condensed consolidating statements of cash flows for the three months ended March 31, 2010 and 2009. The information for QCII is presented on a stand-alone basis, information for QSC and QCF is presented on a combined basis and information for all of our other subsidiaries is presented on a combined basis. Each entity’s investments in its subsidiaries, if any, are presented under the equity method. The condensed consolidating statements of operations and balance sheets include the effects of consolidating adjustments to our subsidiaries’ tax provisions and the related income tax assets and liabilities in the QSC and QCII results. Both QSC and QCF are 100% owned by QCII, and QCF is a finance subsidiary of QCII. Other than as already described in this note, the accounting principles used to determine the amounts reported in this note are the same as those used in our condensed consolidated financial statements.

We periodically restructure the internal capital structure of our subsidiaries based on the needs of our business.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$2,966	$—	$2,966
Operating revenue—affiliates	—	3	7	(10)	—

Total operating revenue	—	3	2,973	(10)	2,966

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	941	—	941
Selling	—	—	440	—	440
General, administrative and other operating	4	3	465	—	472
Operating expenses—affiliates	—	—	10	(10)	—
Depreciation and amortization	—	—	545	—	545

Total operating expenses	4	3	2,401	(10)	2,398

Operating (loss) income	(4)	—	572	—	568

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	86	36	157	—	279
Interest expense—affiliates	—	84	—	(84)	—
Interest income—affiliates	—	(84)	—	84	—
Loss on early retirement of debt	2	40	—	—	42
(Income) loss from equity investments in subsidiaries	(129)	(148)	—	277	—

Total other (income) expense—net	(41)	(72)	157	277	321

Income (loss) before income taxes	37	72	415	(277)	247
Income tax benefit (expense)	1	57	(267)	—	(209)

Net income (loss)	$38	$129	$148	$(277)	$38

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$3,173	$—	$3,173
Operating revenue—affiliates	—	4	6	(10)	—

Total operating revenue	—	4	3,179	(10)	3,173

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	1,014	—	1,014
Selling	—	—	543	—	543
General, administrative and other operating	12	4	478	—	494
Operating expenses—affiliates	—	—	10	(10)	—
Depreciation and amortization	—	—	573	—	573

Total operating expenses	12	4	2,618	(10)	2,624

Operating (loss) income	(12)	—	561	—	549

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	63	50	147	—	260
Interest expense—affiliates	7	86	194	(287)	—
Interest income—affiliates	—	(286)	(1)	287	—
Other—net	(1)	(5)	(3)	—	(9)
(Income) loss from equity investments in subsidiaries	(263)	(17)	—	280	—

Total other (income) expense—net	(194)	(172)	337	280	251

Income (loss) before income taxes	182	172	224	(280)	298
Income tax benefit (expense)	24	92	(208)	—	(92)

Net income (loss)	$206	$264	$16	$(280)	$206

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

MARCH 31, 2010

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$157	$232	$807	$—	$1,196
Short-term investments	90	108	458	—	656
Accounts receivable—net	16	3	1,226	—	1,245
Accounts receivable—affiliates	698	149	18	(865)	—
Notes receivable—affiliates	—	3,832	107	(3,939)	—
Deferred income taxes—net	—	321	216	(10)	527
Prepaid expenses and other	—	293	398	(310)	381

Total current assets	961	4,938	3,230	(5,124)	4,005
Property, plant and equipment—net	—	—	12,078	—	12,078
Capitalized software—net	—	—	912	—	912
Investments in subsidiaries	2,539	1,638	—	(4,177)	—
Deferred income taxes—net	904	1,825	178	(1,135)	1,772
Prepaid pension, post-retirement and other post-employment benefits—net—affiliate	2,895	74	950	(3,919)	—
Other	152	29	414	—	595

Total assets	$7,451	$8,504	$17,762	$(14,355)	$19,362

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term borrowings	$1,265	$244	$537	$—	$2,046
Current borrowings—affiliates	107	3,832	—	(3,939)	—
Accounts payable	1	—	657	—	658
Accounts payable—affiliates	22	4	26	(52)	—
Accrued expenses and other	294	37	1,311	(298)	1,344
Accrued expenses and other—affiliates	—	529	284	(813)	—
Deferred income taxes—net	10	—	—	(10)	—
Deferred revenue and advance billings	—	—	554	(12)	542

Total current liabilities	1,699	4,646	3,369	(5,124)	4,590
Long-term borrowings—net	2,553	978	7,969	—	11,500
Pension, post-retirement and other post-employment benefits obligations—net	3,278	—	—	—	3,278
Pension, post-retirement and other post-employment benefits obligations and other—affiliate	1,024	351	2,544	(3,919)	—
Deferred income taxes—net	—	2	1,133	(1,135)	—
Deferred revenue	—	—	475	—	475
Other	17	18	604	—	639

Total liabilities	8,571	5,995	16,094	(10,178)	20,482
Stockholders’ (deficit) equity	(1,120)	2,509	1,668	(4,177)	(1,120)

Total liabilities and stockholders’ (deficit) equity	$7,451	$8,504	$17,762	$(14,355)	$19,362

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS—(Continued)

DECEMBER 31, 2009

(UNAUDITED)

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.
(4)	In May 2009, QSC invested $10.2 billion in a subsidiary non-guarantor by making a cash contribution to capital in the amount of approximately $300 million and assuming $9.9 billion of the subsidiary’s current borrowings-affiliate from QCF. In connection with this transaction, QSC and QCF offset $4.4 billion of their respective current borrowings-affiliate and notes receivable-affiliate.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(64)	$(11)	$784	$13	$722

Investing activities:
Expenditures for property, plant and equipment and capitalized software	—	—	(387)	—	(387)
Purchases of investment securities	—	(657)	—	—	(657)
Changes in interest in investments managed by QSC	(96)	577	(481)	—	—
Cash infusion to subsidiaries	—	(214)	—	214	—
Net decrease (increase) in short-term affiliate loans	—	990	6	(996)	—
Dividends received from subsidiaries	—	550	—	(550)	—
Other	—	—	1	—	1

Cash (used for) provided by investing activities	(96)	1,246	(861)	(1,332)	(1,043)

Financing activities:
Proceeds from long-term borrowings	775	—	—	—	775
Repayments of long-term borrowings, including current maturities	(525)	(960)	(10)	—	(1,495)
Net (repayments of) proceeds from short-term affiliate borrowings	(6)	(990)	—	996	—
Proceeds from issuances of common stock	11	—	—	—	11
Dividends paid	(138)	—	—	—	(138)
Equity infusion from parent	—	—	214	(214)	—
Dividends paid to parent	—	—	(550)	550	—
Early retirement of debt costs	—	(40)	—	—	(40)
Other	6	—	5	(13)	(2)

Cash provided by (used for) financing activities	123	(1,990)	(341)	1,319	(889)

Cash and cash equivalents:
Decrease in cash and cash equivalents	(37)	(755)	(418)	—	(1,210)
Beginning balance	194	987	1,225	—	2,406

Ending balance	$157	$232	$807	$—	$1,196

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

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

Certain statements in this report constitute forward-looking statements. See “Special Note Regarding Forward-Looking Statements” at the end of this Item 2 for additional factors relating to these statements, and see “Risk Factors” in Item 1A of Part II of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Business Overview and Presentation

We offer data, Internet, video and voice services nationwide and globally. We generate the majority of our revenue from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

On April 21, 2010, we entered into a merger agreement whereby CenturyTel, Inc. (“CenturyLink”) will acquire us in a tax-free, stock-for-stock transaction. Under the terms of the agreement, our stockholders will receive 0.1664 shares of CenturyLink common stock for each share of our common stock they own at closing. Based on our and CenturyLink’s share prices as of the date of the merger agreement, at closing CenturyLink shareholders are expected to own approximately 50.5% and our stockholders are expected to own approximately 49.5% of the combined company. Completion of this transaction is subject to approval by the stockholders of both companies, various federal and state regulatory approvals as well as other customary closing conditions. We anticipate closing this transaction in the first half of 2011. If the merger agreement is terminated under certain circumstances, we may be obligated to pay CenturyLink a termination fee of $350 million.

During the first quarter of 2010, we changed the definitions we use to classify expenses as cost of sales, selling expenses or general, administrative and other operating expenses and, as a result, certain expenses in our condensed consolidated statements of operations for the prior year have been reclassified to conform to the current year presentation. Our new definitions of these expenses are as follows:

•

Cost of sales (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: facilities expenses (which are third-party telecommunications expenses we incur for using other carriers’ networks to provide services to our customers); employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages and certain benefits); equipment sales expenses (such as data integration and modem expenses); rents and utilities expenses incurred by our network operations and data centers; fleet expenses; and other expenses directly related to our network operations (such as professional fees and outsourced services).

•

Selling expenses are expenses incurred in selling products and services to our customers. These expenses include: employee-related expenses directly attributable to selling products or services (such as salaries, wages, internal commissions and certain benefits); marketing and advertising; external commissions; bad debt expense; and other selling expenses (such as professional fees and outsourced services).

•

General, administrative and other operating expenses are corporate overhead and other operating expenses. These expenses include: employee-related expenses for administrative functions (such as salaries, wages and certain benefits); taxes and fees (such as property and other taxes and universal service funds, or USF, charges); rents and utilities expenses incurred by our administrative offices; and

other general, administrative and other operating expenses (such as professional fees). These expenses also include our combined net periodic pension and post-retirement benefits expenses for all eligible employees and retirees.

These definitions reflect changes primarily for moving expenses for: rent and utilities incurred by our network operations and data centers; fleet; network and supply chain management; and insurance and risk management from general, administrative and other operating expenses to cost of sales, where these expenses are more aligned with how we now manage our segments. We believe these changes allow users of our financial statements to better understand our expense structure. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. These changes resulted in $86 million moving from the general, administrative and other operating expenses and selling expenses categories to cost of sales for the three months ended March 31, 2009.

Almost all of our operating revenue is generated from our business markets, mass markets and wholesale markets segments. We currently group our products and services among the following three categories:

•	Strategic services, which include primarily private line, broadband, Qwest iQ Networking®, hosting, video, voice over Internet Protocol, or VoIP, and Verizon Wireless services;

•	Legacy services, which include primarily local, long-distance, access, traditional wide area network, or WAN and integrated services digital network, or ISDN, services; and

•

Data integration is telecommunications equipment we sell that is located on customers’ premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers.

With respect to the three months ended March 31, 2009, we used a fourth category of products and services called Qwest-branded wireless services. Until October 31, 2009, we provided wireless services through our mass markets segment under an arrangement with a wireless services provider.

Segment results presented in this Item 2 and in Note 11—Segment Information to our condensed consolidated financial statements in Item 1 of Part I of this report are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

In 2010, certain previously unallocated expenses were included in the information our CODM uses to evaluate the performance of each segment and certain revenue and expenses were realigned based on changes in how we manage our business. The majority of our cost of sales and selling expenses are incurred directly by or allocated to our segments based on an activity based costing methodology. As a result of these changes, we have reclassified and reallocated certain prior year revenue, expense, access line and subscriber amounts presented in our Quarterly Report on Form 10-Q for the three months ended March 31, 2009 to conform to the current period presentation.

We have updated our methodology of how we count our subscribers and access lines where we provide the services. We now count broadband subscribers and access lines when we earn revenue associated with them and include only those access lines that provide services to external customers and exclude lines used solely by us and our affiliates. Our new methodology excludes business and wholesale markets customers from our broadband subscribers.

We have also updated our methodology of how we count our partnership based video and wireless subscribers. We now count these subscribers when we earn revenue associated with them, regardless of whether we actually bill the subscribers for the services. Our new methodology also excludes business and wholesale markets customers from our wireless subscribers. Beginning in mid-2009 we began to earn an ongoing commission associated with video customers that we no longer bill so long as they remain active customers of DIRECTV. Because of the change in this commission we have begun to include them in our subscriber counts. We use this same methodology for our wireless subscribers. This methodology change has increased our video subscribers by approximately 57,000 as of March 31, 2010. We believe the methodology updates described above align our subscribers and access lines with our revenue and better reflect our ongoing operations.

We have restated our subscribers and access lines reported as of March 31, 2009 to conform to the current period presentation. The table below quantifies these changes by segment:

	March 31, 2009
	Business Markets	Mass Markets	Wholesale Markets	Total
	(in thousands)
Previously reported access lines	2,582	7,537	1,103	11,222
Affiliates and us	(483)	—	—	(483)
Alignment to billed units	3	21	37	61

Currently reported access lines	2,102	7,558	1,140	10,800

Previously reported broadband subscribers	—	2,889	—	2,889
Excluding business and wholesale customers	—	(149)	—	(149)
Alignment to billed units	—	(32)	—	(32)

Currently reported broadband subscribers	—	2,708	—	2,708

Previously reported video subscribers	—	832	—	832
Alignment to billed units	—	7	—	7

Currently reported video subscribers	—	839	—	839

Previously reported wireless subscribers	—	747	—	747
Excluding business and wholesale customers	—	(1)	—	(1)
Alignment to billed units	—	(28)	—	(28)

Currently reported wireless subscribers	—	718	—	718

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto in Item 1 of Part I of this report.

Business Trends

Our financial results were impacted by several significant trends, which are listed below. We expect that these trends will continue to affect our results of operations, cash flows or financial position. Most of these trends also impact our segment results, and therefore, we provide a detailed discussion of these trends under the heading “Segment Results” below. Because we do not allocate capital expenditures or our combined net periodic pension and post-retirement benefits expenses to our segments, the related trends do not impact any of our segments. Instead, we provide a discussion of these expenses under the headings “Operating Expenses—General, Administrative and Other Operating Expenses,” “Liquidity and Capital Resources—Long-Term View” and “Liquidity and Capital Resources—Historical View—Investing Activities” below.

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

Results of Operations

Overview

The following table summarizes our results of operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2010	2009
	(Dollars in millions except per share amounts)
Operating revenue by category:
Strategic and legacy services:
Strategic services	$1,098	$1,047	$51	5%
Legacy services	1,634	1,869	(235)	(13)%

Total strategic and legacy services	2,732	2,916	(184)	(6)%
Qwest-branded wireless services	—	55	(55)	nm
Data integration	135	124	11	9%

Total segment revenue	2,867	3,095	(228)	(7)%
Other revenue (primarily USF surcharges)	99	78	21	27%

Total operating revenue	2,966	3,173	(207)	(7)%

Operating expenses	2,398	2,624	(226)	(9)%

Operating income	568	549	19	3%

Other expense—net	321	251	70	28%

Income before income taxes	247	298	(51)	(17)%
Income tax expense	209	92	117	127%

Net income	$38	$206	$(168)	(82)%

Earnings per common share:
Basic	$0.02	$0.12	$(0.10)	(83)%
Diluted	$0.02	$0.12	$(0.10)	(83)%

nm	—	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

The following table summarizes some of our key operational measures for the three months ended March 31, 2010 and 2009:

	March 31,		Increase/ (Decrease)	% Change
	2010	2009
	(in thousands except employees)
Employees	29,519	32,838	(3,319)	(10)%

Total access lines(1)	9,663	10,800	(1,137)	(11)%

(1)	We have updated our methodology of how we count our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

Operating Revenue

Although strategic services revenue increased primarily due to increased volumes in Qwest iQ Networking®, a decrease in legacy services and Qwest-branded wireless services revenue resulted in lower total operating revenue. Strategic services revenue also increased due to higher broadband revenue resulting from an increase in subscribers. Verizon Wireless services revenue also increased as we completed our transition to selling Verizon Wireless services from Qwest-branded wireless services.

Legacy services revenue decreased as a result of lower local services revenue due to access line losses resulting from competitive pressures, along with product substitution. Legacy services revenue also decreased due to a decline in long-distance services revenue primarily driven by our focus on improving the profitability of this service. Lower demand for our traditional WAN services and access services, due to customer migration, product substitution and increased competition, also contributed to the decrease in our legacy services revenue.

We stopped selling Qwest-branded wireless services in October 2009 due to our transition to selling Verizon Wireless services. We recognize revenue from Verizon Wireless services on a net basis and categorize this revenue as strategic services revenue, whereas we recognized revenue from Qwest-branded wireless services on a gross basis and categorized this revenue as a separate category of revenue. Due to the transition to selling Verizon Wireless services, we recognized no revenue from Qwest-branded wireless services in the three months ended March 31, 2010 and will not recognize any revenue from these services in future periods. This transition has resulted in lower wireless services revenue, but has favorably impacted our overall profitability.

Revenue from data integration increased primarily due to professional services for installation of customer premise equipment.

Operating Expenses

The following table provides further detail regarding our total operating expenses for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2010	2009
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization)	941	1,014	(73)	(7)%
Selling	440	543	(103)	(19)%
General, administrative and other operating	472	494	(22)	(4)%
Depreciation and amortization	545	573	(28)	(5)%

Total operating expenses	$2,398	$2,624	$(226)	(9)%

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales decreased primarily due to decreased facilities expenses as a result of both lower rates and lower volumes for long-distance service, as well as the migration of our wireless customers from our Qwest-branded wireless services. Cost of sales also decreased due to lower salaries and wages related to employee reductions in our network operations as we continue to manage our workforce to our workload. These decreases were partially offset by an increase in equipment sales expense related to data integration and an increase in professional fees.

Selling Expenses

Selling expenses decreased due to lower bad debt expense, decreased employee-related expenses for salaries, wages and severance related to prior period employee reductions and decreased internal commissions driven by lower sales headcount. A reduction of marketing and advertising expenses due to the elimination of several large telemarketing campaigns also decreased selling expenses. In addition, lower professional fees and external commissions also reduced selling expenses.

General, Administrative and Other Operating Expenses

General, administrative and other operating expenses decreased primarily due to a decrease in pension and post-retirement benefits expenses. These benefits expenses are based on several assumptions, including discount rates and expected rates of return on plan assets that are set at December 31 of each year. General, administrative and other operating expenses also decreased due to lower professional fees, decreased rents and utilities and reduced severance expenses. These decreases were partially offset by increased taxes and fees primarily related to USF charges.

We expect to record combined net periodic benefits expense of approximately $127 million in 2010 as compared to $196 million for 2009. The expected decrease in combined net periodic benefits expense in 2010 is primarily due to our decision to no longer provide pension benefit accruals for active management employees under our qualified and non-qualified pension plans, the elimination of the qualified and non-qualified pension plan death benefits for certain eligible retirees and reduced interest cost partially offset by an increase in actuarial losses. Changes to our assumptions at December 31 may increase or decrease our expected combined net periodic benefits expenses beyond 2010. For additional information on our pension and post-retirement benefit plans, see Note 8—Employee Benefits to our condensed consolidated financial statements in Item 1 of Part I of this report.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2010	2009
	(Dollars in millions)
Depreciation and amortization:
Depreciation	$483	$514	$(31)	(6)%
Amortization	62	59	3	5%

Total depreciation and amortization	$545	$573	$(28)	(5)%

Lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002 have decreased our depreciation expense. If we do not significantly shorten our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease for the foreseeable future. Amortization expense was higher for the three months ended March 31, 2010 due to increases in internally developed capitalized software.

Effective January 1, 2010, we changed our estimates of the economic lives of certain telecommunications equipment assets. These changes resulted in additional depreciation expense of approximately $13 million for the three months ended March 31, 2010 when compared to the three months ended March 31, 2009 and will result in additional depreciation expense of approximately $50 million for the year ending December 31, 2010 when compared to the year ended December 31, 2009.

Other Consolidated Results

The following table provides detail regarding other expense (income)—net and income tax expense for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2010	2009
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	$279	$260	$19	7%
Loss on early retirement of debt	42	—	42	nm
Other—net	—	(9)	(9)	nm

Total other expense (income)—net	$321	$251	$70	28%

Income tax expense	$209	$92	$117	127%

nm	—	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other Expense (Income)—Net

Interest expense on long-term borrowings and capital leases—net increased primarily due to new debt issuances, partially offset by debt maturities and early retirement of debt.

In February 2010, we redeemed $525 million aggregate principal amount of our Senior Notes due 2011, resulting in a loss of $2 million. In March 2010, we completed a cash tender offer for the purchase of certain of our outstanding debt securities. We received and accepted tenders of approximately $960 million aggregate principal amount of notes for $997 million, resulting in a loss of $40 million.

Other—net includes, among other things, interest income, income tax penalties, other interest expense (such as interest on income taxes) and gains or losses on investments.

Income Tax Expense

Income tax expense for the three months ended March 31, 2010 increased by $113 million as a result of the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Among other things, these laws disallow, beginning in 2013, federal income tax deductions for retiree prescription drug benefits to the extent we receive reimbursements for those benefits under the Medicare Part D program. Although this tax increase does not take effect until 2013, under accounting principles generally accepted in the U.S. we recognize the full accounting impact in the period in which the laws are enacted. The enactment of these tax law changes increased our effective income tax rate to 85% for the three months ended March 31, 2010 from our expected effective income tax rate of approximately 39%. In 2009, income tax expense decreased due to our recognition of previously unrecognized tax benefits on uncertain tax positions and favorable income tax settlements related to prior years, which decreased our effective income tax rate to 31% for the three months ended March 31, 2009.

Segment Results

The following table summarizes our segment results for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2010	2009
	(Dollars in millions)
Total segment revenue	$2,867	$3,095	$(228)	(7)%
Total segment expenses	1,381	1,555	(174)	(11)%

Total segment income	$1,486	$1,540	$(54)	(4)%

Total segment margin percentage	52%	50%	2%

Business markets:
Revenue	$999	$1,001	$(2)	—%
Expenses	599	619	(20)	(3)%

Income	$400	$382	$18	5%

Margin percentage	40%	38%	2%

Mass markets:
Revenue	$1,183	$1,325	$(142)	(11)%
Expenses	556	637	(81)	(13)%

Income	$627	$688	$(61)	(9)%

Margin percentage	53%	52%	1%

Wholesale markets:
Revenue	$685	$769	$(84)	(11)%
Expenses	226	299	(73)	(24)%

Income	$459	$470	$(11)	(2)%

Margin percentage	67%	61%	6%

As discussed above, we categorize our overall and segment revenue among major categories depending on the types of services from which the revenue is generated. These categories include strategic services, legacy services, data integration and until October 2009 Qwest-branded wireless services, each of which is described in more detail above. In addition, at the segment level we categorize our expenses among major categories depending on how the expenses are incurred. These categories include:

•

Data integration expenses, which are our costs to provide customer premise equipment that our business markets segment sells to its customers and represent a substantial portion, but not all of the total expenses our business markets segment incurs to generate our data integration revenue, and are included in both selling expenses and in cost of sales;

•

Customer service expenses, which are expenses incurred in managing interactions with our customers including care centers, operator services, technical support operations, programming and fulfillment expenses, billing and collection services, and bad debt, and are included primarily in selling expenses;

•

Facilities expenses, which are expenses incurred from using other carriers’ networks for providing telecommunications services, including our previously offered Qwest-branded wireless services, and the related regulatory, tax and other fees, and are included primarily in cost of sales;

•

Segment overhead expenses, which are expenses incurred for segment administration, back office support operations, rent and utilities incurred by our retail sales centers and data centers, segment executive management, and product and pricing management, and are included in both selling expenses and in cost of sales;

•

Network, engineering and other operating expenses, which are expenses incurred for network maintenance and repair, network construction and engineering, network administrative and operations support, network rent and utilities, fleet, insurance and risk management, and supply chain management, and are included primarily in cost of sales; and

•

Customer acquisition and provisioning expenses, which are expenses incurred for the sales and related technical support, marketing and advertising of products and services, installation expenses, and service related equipment, and are included in both selling expenses and in cost of sales.

The following table reconciles segment revenue to total operating revenue and segment expenses to total operating expenses for the three months ended March 31, 2010:

	Three Months Ended March 31, 2010
	Business Markets	Mass Markets	Wholesale Markets	Total Segment
	(Dollars in millions, access lines in thousands)
Segment revenue:
Strategic services	$417	$365	$316	$1,098
Legacy services	447	818	369	1,634

Total strategic and legacy services	864	1,183	685	2,732
Data integration	135	—	—	135
Qwest-branded wireless services	—	—	—	—

Total segment revenue	$999	$1,183	$685	2,867

Other revenue (primarily USF surcharges)				99

Total operating revenue				$2,966

Segment expenses:
Data integration	$97	$—	$—	$97
Customer service	28	82	15	125
Facilities	190	42	127	359
Segment overhead	31	16	11	58
Network, engineering and other	94	245	53	392
Customer acquisition and provisioning	159	171	20	350

Total segment expenses	$599	$556	$226	1,381

Unassigned expenses (primarily general and administrative)				472
Depreciation and amortization				545

Total operating expenses				$2,398

Total access lines(1)	1,969	6,673	1,021	9,663

(1)	We have updated our methodology of how we count our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

The following table reconciles segment revenue to total operating revenue and segment expenses to total operating expenses for the three months ended March 31, 2009:

	Three Months Ended March 31, 2009
	Business Markets	Mass Markets	Wholesale Markets	Total Segment
	(Dollars in millions, access lines in thousands)
Segment revenue:
Strategic services	$385	$349	$313	$1,047
Legacy services	492	921	456	1,869

Total strategic and legacy services	877	1,270	769	2,916
Data integration	124	—	—	124
Qwest-branded wireless services	—	55	—	55

Total segment revenue	$1,001	$1,325	$769	3,095

Other revenue (primarily USF surcharges)				78

Total operating revenue				$3,173

Segment expenses:
Data integration	$83	$—	$—	$83
Customer service	28	112	31	171
Facilities	201	57	173	431
Segment overhead	33	17	12	62
Network, engineering and other	101	252	58	411
Customer acquisition and provisioning	173	199	25	397

Total segment expenses	$619	$637	$299	1,555

Unassigned expenses (primarily general and administrative)				496
Depreciation and amortization				573

Total operating expenses				$2,624

Total access lines(1)	2,102	7,558	1,140	10,800

(1)	We have updated our methodology of how we count our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

Business Markets

The following table summarizes some of the key financial measures for our business markets segment for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2010	2009
	(Dollars in millions)
Revenue:
Strategic services	$417	$385	$32	8%
Legacy services	447	492	(45)	(9)%

Total strategic and legacy services	864	877	(13)	(1)%
Data integration	135	124	11	9%

Total revenue	999	1,001	(2)	—%

Expenses:
Data integration	97	83	14	17%
Customer service	28	28	—	—%
Facilities	190	201	(11)	(5)%
Segment overhead	31	33	(2)	(6)%
Network, engineering and other operating	94	101	(7)	(7)%
Customer acquisition and provisioning	159	173	(14)	(8)%

Total expenses	599	619	(20)	(3)%

Income	$400	$382	$18	5%

Margin percentage	40%	38%	2%

The following table summarizes the total access lines for our business markets segment as of March 31, 2010 and 2009:

	March 31,		Increase/ (Decrease)	% Change
	2010	2009
	(in thousands)
Total access lines(1)	1,969	2,102	(133)	(6)%

(1)	We have updated our methodology of how we count our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

The financial results for our business markets segment continue to be impacted by several significant trends, which are described below.

•

Strategic services. Our mix of total revenue continues to migrate from legacy services to strategic services as our customers increasingly demand customized and integrated data, Internet and voice services. We offer diverse combinations of emerging technology products and services such as Qwest iQ Networking®, private line, hosting, and VoIP services. These services afford our customers more flexibility in managing their communications needs and enable us to partner with them to improve the effectiveness and efficiency of their operations. This gives us an opportunity to form stronger bonds with these customers. Although we are experiencing price compression on our strategic services, we expect overall revenue from these services to continue to grow.

•

Legacy services. We face intense competition and price compression with respect to our legacy services and continue to see customers migrating away from these services and into strategic services. In addition, our legacy revenue has been and we expect it will continue to be adversely affected by access line losses.

•

Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload and our productivity improvements. Through planned reductions and normal employee attrition, we have reduced our workforce while achieving operational efficiencies and improving our processes through automation.

Revenue

Strategic services revenue was 42% and 38% of our total business markets revenue for the three months ended March 31, 2010 and 2009, respectively. Revenue from strategic services increased due to increased volumes in Qwest iQ Networking®.

Legacy services revenue was 45% and 49% of our total business markets revenue for the three months ended March 31, 2010 and 2009, respectively. Revenue from legacy services declined as a result of lower demand for our traditional WAN services as some customers migrated to our strategic services, including Qwest iQ Networking®. Lower local services revenue due to access line losses also resulted in decreased legacy services revenue.

Revenue from data integration increased primarily due to professional services for installation of customer premise equipment.

Expenses

Data integration expenses increased primarily due to increased sales for the three months ended March 31, 2010.

Facilities expenses decreased due to better domestic rates for long-distance services, cost optimization efforts and decreased volumes in traditional WAN services, partially offset by increased volumes in Qwest iQ Networking®.

Network, engineering and other operating expenses decreased due to reduced headcount in maintenance and operations support and lower third-party support expenses.

Customer acquisition and provisioning expenses decreased as a result of lower sales headcount.

Income

Continued execution on reduced maintenance, operations and sales headcount and facilities expenses optimization improved our overall cost efficiency drove our margin percentage to 40% from 38% for the three months ended March 31, 2010 and 2009, respectively. We continue to be subject to intense competition and unstable general economic conditions; however, as a result of our continued focus on strategic services and managing costs, we were able to grow income and expand our margin percentage.

Mass Markets

The following table summarizes some of the key financial measures for our mass markets segment for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2010	2009
	(Dollars in millions)
Revenue:
Strategic services	$365	$349	$16	5%
Legacy services	818	921	(103)	(11)%

Total strategic and legacy services	1,183	1,270	(87)	(7)%
Qwest-branded wireless services	—	55	(55)	nm

Total revenue	1,183	1,325	(142)	(11)%

Expenses:
Customer service	82	112	(30)	(27)%
Facilities	42	57	(15)	(26)%
Segment overhead	16	17	(1)	(6)%
Network, engineering and other operating	245	252	(7)	(3)%
Customer acquisition and provisioning	171	199	(28)	(14)%

Total expenses	556	637	(81)	(13)%

Income	$627	$688	$(61)	(9)%

Margin percentage	53%	52%	1%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

The following table summarizes some of the key operational measures for our mass markets segment as of March 31, 2010 and 2009:

	March 31,		Increase/ (Decrease)	% Change
	2010	2009
	(in thousands)
Broadband subscribers(1)	2,852	2,708	144	5%

Video subscribers(1)	951	839	112	13%

Wireless subscribers(1)	922	718	204	28%

Access lines(1)	6,673	7,558	(885)	(12)%

(1)	We have updated our methodology of how we count our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

The financial results for our mass markets segment continue to be impacted by several significant trends, which are described below.

•

Strategic services. We continue to focus on increasing subscribers of our broadband services in our mass markets segment. We reached over 2.8 million broadband subscribers at March 31, 2010 compared to approximately 2.7 million at March 31, 2009. We believe the ability to continually increase connection speeds is competitively important. As a result, we continue to invest in our fiber to the node, or FTTN, deployment, which we launched to meet customer demand for higher broadband speeds. In addition to the FTTN deployment, we continue to expand our product offerings and enhance our marketing efforts as we compete in a competitive and maturing market in which a significant portion of consumers already have broadband services. We expect these efforts will improve our ability to compete and grow our broadband subscribers.

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

•

Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload, productivity improvements, changes in the telecommunications industry and governmental regulations. Through planned reductions and normal employee attrition, we have reduced our workforce and employee-related expenses while achieving operational efficiencies and improving processes through automation and other innovative ways of operating our business.

•

Wireless revenue and expenses. In April 2008, we signed a five-year agreement with Verizon Wireless to market and sell its wireless services under its brand name. We began selling these services in the third quarter of 2008. Until October 31, 2009, we also provided Qwest-branded wireless services under an arrangement with a different wireless services provider. We recognize revenue from Verizon Wireless services on a net basis, whereas we recognized revenue from Qwest-branded wireless services on a gross basis. This difference in the treatment of revenue results in lower revenue and lower expenses (such as lower equipment sales expense, lower bad debt expense and elimination of customer care and facilities expenses) with respect to Verizon Wireless services when compared to Qwest- branded wireless services. We categorize revenue from Verizon Wireless services as strategic services revenue and revenue from Qwest-branded wireless services as a separate category of revenue.

Revenue

Strategic services revenue represented 31% of total revenue for the three months ended March 31, 2010 as compared to 26% for the three months ended March 31, 2009. Strategic services revenue increased primarily due to an increase in broadband subscribers. The increase in strategic services revenue was also a result of an increase in Verizon Wireless services revenue as we completed our transition to selling Verizon Wireless services, the revenue from which we record in strategic services on a net basis. These increases were partially offset by a slight decrease in overall video services revenue as a result of our transition to selling satellite digital television from traditional cable-based digital television.

Legacy services revenue decreased primarily due to declines in local services volumes. Legacy services revenue also decreased due to lower long-distance volumes, partially offset by higher long-distance rates. These declines were driven by access line losses resulting from the competitive pressures and product substitution described above.

Qwest-branded wireless services revenue decreased as we stopped selling Qwest-branded wireless services in October 2009 and completed our transition to selling Verizon Wireless services.

Expenses

Customer service expenses decreased due to lower bad debt expense primarily as a result of the wireless transition to selling Verizon Wireless services. The reduction in volumes in the current year led to the closure of a billing and collections center and an operator agent center, which also reduced customer service expenses.

Facilities expenses decreased as we stopped selling Qwest-branded wireless services in October 2009 and completed our transition to selling Verizon Wireless services.

Network, engineering and other operating expenses decreased primarily due to employee reductions in our network operations as we continue to adjust our workforce to reflect our decreased repairs.

Customer acquisition and provisioning expenses decreased due to lower sales and fewer new customers, which resulted in call center and retail center closures, along with lower installation expenses.

Income

Expense reductions due to reduced customer service and network workforce, and our transition to selling Verizon Wireless services improved our margin percentage by approximately one percentage point to 53% for the three months ended March 31, 2010 when compared to 52% for the three months ended March 31, 2009. We continue to experience income pressure as a result of access line losses, driven by intense competition and product substitution.

Wholesale Markets

The following table summarizes some of the key financial measures for our wholesale markets segment for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2010	2009
	(Dollars in millions)
Revenue:
Strategic services	$316	$313	$3	1%
Legacy services	369	456	(87)	(19)%

Total revenue	685	769	(84)	(11)%

Expenses:
Customer service	15	31	(16)	(52)%
Facilities	127	173	(46)	(27)%
Segment overhead	11	12	(1)	(8)%
Network, engineering and other operating	53	58	(5)	(9)%
Customer acquisition and provisioning	20	25	(5)	(20)%

Total expenses	226	299	(73)	(24)%

Income	$459	$470	$(11)	(2)%

Margin percentage	67%	61%	6%

The following table summarizes the total access lines for our wholesale markets segment as of March 31, 2010 and 2009:

	March 31,		Increase/ (Decrease)	% Change
	2010	2009
	(in thousands)
Total access lines(1)	1,021	1,140	(119)	(10)%

(1)	We have updated our methodology of how we count our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

The financial results for our wholesale markets segment continue to be impacted by several significant trends, which are described below.

•

Private line services. Demand for our private line services continues to increase, despite our customers’ optimization of their networks and industry consolidation. While we expect that these factors will continue to impact our wholesale markets segment, our fiber strategy is favorably influencing our private line revenue through increased demand.

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

•

Long-distance services revenue. We continue to take a disciplined approach to long-distance profitability; however, revenue continues to decline as a result of declining demand for traditional voice services and industry consolidation.

Revenue

Our total revenue was negatively impacted by industry consolidation, price compression, and our customers’ optimization of their cost structures. Strategic services revenue was 46% and 41% of our total wholesale markets revenue for the three months ended March 31, 2010 and 2009, respectively. Strategic services revenue increased slightly due to increased volumes in our private line services, which include fiber to the cell site, or FTTCS, partially offset by decreased rates.

Legacy services revenue declined due to decreases in long-distance services revenue primarily driven by industry consolidation. In addition, access and local services revenue declined due to access line loss, declining demand for UNEs and increased competition for the three months ended March 31, 2010 compared to the same period in 2009. Traditional WAN services also declined due to industry consolidation and customer migration to more advanced technology services.

Expenses

Customer service expenses decreased primarily due to: lower bad debt expense as a result of dispute settlements and corresponding reserve reductions; lower expenses in operator services due to decreased volumes; decreased external commissions; and reduced headcount.

Facilities expenses decreased due to a decline in our long-distance services volumes and rates, as a result of declining demand for traditional voice services and the effects of industry consolidation.

Network, engineering and other operating expenses decreased primarily due to lower repair expenses from employee reductions in our network operations as we continue to adjust our workforce to reflect our workload.

Customer acquisition and provisioning expenses decreased due to the reduction of our sales force primarily as a result of efficiencies of a market responsive trading desk, along with lower internal commissions driven by lower sales.

Income

Our margin percentage increased approximately six percentage points to 67% for the three months ended March 31, 2010 when compared to 61% for the three months ended March 31, 2009, due to a change in the mix of products and services and cost efficiencies. We continue to experience income pressure as a result of decreased access and local services and the impact of customer network optimization in strategic services.

Liquidity and Capital Resources

Near-Term View

We expect that our cash on hand and expected net cash generated by operating activities will exceed our cash needs over the next 12 months. At March 31, 2010, we held cash and cash equivalents and liquid, short-term investments totaling $1.852 billion and had $1.035 billion available under our currently undrawn revolving credit facility (referred to as the Credit Facility). During the first quarter of 2010, we:

•

redeemed or repurchased $1.495 billion of debt, which includes a completed cash tender offer resulting in the purchase of approximately $960 million in aggregate principal amount of notes for $997 million; and

•	issued $800 million of debt for net proceeds of $775 million.

You can find additional information on these financing activities in Note 5—Borrowings to our condensed consolidated financial statements in Item 1 of Part I of this report.

During the 12 months ended March 31, 2010, our net cash generated by operating activities totaled $3.372 billion. For the coming 12 months, our expected financing and investing cash needs include:

•	$2.009 billion of maturing debt;

•	capital expenditures of approximately $1.3 billion or less for the remaining nine months of 2010;

•	capital expenditures of an as yet unknown amount in the first three months of 2011; and

•	quarterly dividends on our common stock of approximately $140 million per quarter.

The $2.009 billion of notes maturing in the coming 12 months includes $1.265 billion of our 3.50% Convertible Senior Notes. Although our 3.50% Convertible Senior Notes have a stated maturity of 2025, we treat these notes as maturing in 2010 because they contain put and call provisions that first apply in November 2010. We accessed the credit markets multiple times in the past year in part to prepare for the possibility that we will need $1.265 billion of cash in November 2010 to repurchase these notes. Even if we are not required to repurchase these notes in November 2010, we anticipate we will call the notes at that time. You can find additional information about these notes in Note 5—Borrowings to our condensed consolidated financial statements in Item 1 of Part I of this report.

We have significant discretion in how we use our cash to pay for capital expenditures and for other costs of our business, as only a minority of our capital expenditures is dedicated to preservation activities or government mandates. We evaluate capital expenditure projects based on expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment. If we are not successful in maintaining or increasing our net cash generated by operating activities in the near term, we may use this discretion to decrease our capital expenditures, which may impact future years’ operating results and cash flows. Also, we lease certain facilities and equipment under various capital lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets. For the three months ended March 31, 2010, we entered into capital leases for approximately $29 million of assets, which allowed us to reduce our initial cash outlays, and we may continue to use lease financing for some portion of our capital spending.

At March 31, 2010, our current liabilities exceeded our current assets by $585 million compared to $483 million as of December 31, 2009. Our working capital deficit increased by $102 million primarily as a result of cash used for early retirements of long-term borrowings and capital expenditures, partially offset by earnings before depreciation, amortization and income taxes and net proceeds from our long-term debt issuance.

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

As of March 31, 2010, we had $193 million in stock repurchases remaining under the $2 billion stock repurchase program that our Board of Directors authorized in October 2006. The repurchases were originally scheduled to be completed in 2008; however, our Board of Directors extended the timeframe to complete these repurchases for an undetermined period. We have not repurchased any stock under this program in 2010, and our merger agreement with CenturyLink prohibits us from repurchasing additional shares under this program without CenturyLink’s consent.

Long-Term View

We believe that cash provided by operations and our currently undrawn Credit Facility, combined with our current cash position, short-term investments and the likelihood that we will continue to have access to capital markets to refinance our debt as it matures, should allow us to meet our cash requirements for the foreseeable future. Our general policy is to refinance the debt maturities of our QC subsidiary and not to refinance other debt maturities; however, we do not anticipate issuing new debt to refinance the $500 million of QC’s debt maturing in June 2010.

Debt

We have a significant amount of debt maturing in the next several years, including $1.830 billion maturing in 2010 (including our 3.5% Convertible Senior Notes, which for the reasons discussed above we treat as maturing in 2010), $1.004 billion maturing in 2011, $1.500 billion maturing in 2012 and $750 million maturing in 2013. We believe that we will continue to have access to capital markets to refinance our debt as discussed above in the “Near-Term View.”

The Credit Facility, which makes available to us $1.035 billion of additional credit subject to certain restrictions as described below, is currently undrawn and expires in September 2013. The Credit Facility has 13 lenders, with commitments ranging from $25 million to $100 million. Our merger agreement with CenturyLink allows us to draw on the facility with the intent to repay the borrowings within 90 days. This facility has a cross payment default provision, and this facility and certain other debt issues also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

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

The Credit Facility also contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the legal matters discussed in Note 12—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In addition, to the extent that our earnings before interest, taxes, depreciation and amortization, or EBITDA (as defined in our debt covenants), is reduced by cash settlements or judgments relating to the matters discussed in that note, our debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected. This could reduce our liquidity and flexibility due to potential restrictions on drawing on our Credit Facility and potential restrictions on incurring additional debt under certain provisions of our debt agreements.

We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets), but would need to do so in a manner consistent with the terms of our merger agreement with CenturyLink, if:

•	revenue and cash provided by operations significantly decline;

•	unstable economic conditions continue to persist;

•	competitive pressures increase;

•	we are required to contribute a material amount of cash to our pension plan; or

•

we become subject to significant judgments or settlements in one or more of the matters discussed in Note 12—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

Pension Plan

Benefits paid by our pension plan are paid through a trust. This pension plan is measured annually at December 31. The accounting unfunded status of our pension plan was $790 million at December 31, 2009. Cash funding requirements can be significantly impacted by earnings on investments, the applicable discount rate used to value the benefit obligation, changes in the plan and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision; however, in general, current funding laws and regulations require funding deficits to be paid over a seven year period unless the plan is fully funded before then. We will not be required to make a cash contribution to this plan in 2010 and based on currently available information, we do not believe we will be required to make a contribution in 2011. It is very likely, based on current funding laws and regulations, that significant contributions will be required in 2012 and beyond. The amount of any required contributions in 2012 and beyond will depend on earnings on investments, discount rates, changes in the plan and funding laws and regulations.

Post-Retirement Benefits

Certain of our post-retirement health care and life insurance benefits plans are unfunded. As of December 31, 2009, the unfunded status of all of our post-retirement benefit plans was $2.525 billion. A trust holds assets that are used to help cover the health care costs of retirees who are former occupational (also referred to as union) employees. As of December 31, 2009, the fair value of the trust assets was $863 million;

however, a portion of these assets is comprised of investments with restricted liquidity. We believe that, as of December 31, 2009, the more liquid assets in the trust would be adequate to provide continuing reimbursements for our occupational post-retirement health care costs for approximately five years. Thereafter, covered benefits for our eligible retirees who are former occupational employees will be paid either directly by us or from the trust as the assets become liquid. This five year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits. Our estimate of the annual long-term rate of return on the plan assets is 8.0% based on the currently held assets; however, actual returns could vary widely in any given year.

Income Tax Payments

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

Federal Grant for Broadband Expansion

In February 2009, the American Recovery and Reinvestment Act of 2009, a new federal law aimed at economic recovery, was enacted. Among other things, the new law allocates funds to expand broadband access to unserved and underserved communities across the U.S. In March 2010, we requested a grant of $350 million to expand broadband services to rural communities throughout our local service area. If approved, this grant would provide 75% of the required $467 million build-out cost. We would provide the remaining 25%, or $117 million, which we would fund over a three-year period.

We expect to know whether our grant has been approved by September 30, 2010. Grants are awarded on a competitive basis, and there is no guarantee we will receive the funding we have requested or that it will be granted on terms that are acceptable to us. If we accept funds, we may become subject to additional regulations.

Historical View

The following table summarizes cash flow activities for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2010	2009
	(Dollars in millions)
Cash flows:
Provided by operating activities	$722	$657	$65	10%
Used for investing activities	1,043	336	707	nm
Used for financing activities	889	345	544	158%

nm	—	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Operating Activities

Cash provided by operating activities increased during the period, despite a decline in cash received from customers as a result of decreased revenue. The increase was due to lower payments for:

•	the timing of employee-related expenses resulting from one less pay period being paid in the three months ended March 31, 2010 as compared to the same period in 2009, and reduced headcount;

•

facilities expenses resulting from network optimization, declining minutes of use and reduced rates, along with the transition to Verizon Wireless services from selling Qwest-branded wireless services;

•	professional fees due to lower contracted labor and programming services;

•	commissions due to lower sales and a different pay structure; and

•	interest payments due to retirement of debt.

Investing Activities

Cash used for investing activities increased primarily due to the purchases of short-term investment securities, along with increased capital expenditures. During the first quarter of 2010, we purchased U.S. Treasury and U.S. government agency securities with maturities in excess of three months but less than one year on the date of our purchase. We classified these investments as held-to-maturity because we have the intent and ability to hold the securities until they mature. The increase in capital spending was due to a cautious investment climate in late 2008 and early 2009, increased spending on our strategic initiatives and timing of cash payments.

Financing Activities

For the three months ended March 31, 2010, we repaid $1.495 billion of long-term borrowings including current maturities, issued $800 million of new debt resulting in aggregate net proceeds of $775 million and paid $138 million in dividends.

For the three months ended March 31, 2009, we repaid $239 million of long-term borrowings including current maturities and paid $137 million in dividends.

We were in compliance with all provisions and covenants of our borrowings as of March 31, 2010.

Letters of Credit

We maintain letter of credit arrangements with various financial institutions for up to $84 million. We had outstanding letters of credit of approximately $75 million as of March 31, 2010.

Credit Ratings

Following our announcement of our pending merger with CenturyLink:

(i)	Moody’s Investors Service placed the ratings of Qwest Communications International Inc. and its subsidiaries under review for upgrade;

(ii)	Standard & Poor’s placed Qwest’s current corporate credit rating, Qwest Communications International Inc. and Qwest Capital Funding on CreditWatch with positive implications, meaning that S&P could affirm or upgrade after it completes its review and placed Qwest Corporation on CreditWatch with developing implications, meaning that S&P could raise or lower the rating; and

(iii)	Fitch Ratings affirmed their previous rating of BBB- with a stable outlook for Qwest Corporation and placed Qwest Communications International, Inc. and Qwest Capital Funding on Rating Watch Positive, meaning that there is a heightened probability of a potential upgrade.

Risk Management

We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We currently use derivative financial instruments to manage our interest rate risk exposure on our debt and we may continue to employ them in the future.

There were no material changes to market risks arising from changes in interest rates for the three months ended March 31, 2010, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging, research and development services, or other relationships that expose us to any significant liabilities that are not reflected on the face of the condensed consolidated financial statements. There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the three months ended March 31, 2010, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains or incorporates by reference forward-looking statements about our financial condition, operating results and business. These statements include, among others:

•

statements concerning the benefits that we expect will result from our business activities and certain transactions we have completed, such as increased revenue, decreased expenses and avoided expenses and capital or other expenditures; and

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2010. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the first quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 12—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Risks Relating to our Pending Merger with CenturyLink

Our merger with CenturyLink is subject to closing conditions, including stockholder and government approvals, which could result in additional conditions that adversely affect us or which could cause the merger to be delayed or abandoned.

The completion of the CenturyLink merger is subject to certain closing conditions, including the approval of CenturyLink’s and our stockholders, the absence of injunctions or other legal restrictions and the absence of a material adverse effect on either company. In addition, the merger is subject to approvals from the Department of Justice, the Federal Communications Commission, or FCC, and several state public service or public utility commissions or other similar state regulators. These regulatory entities could impose requirements or obligations as conditions for their approvals. Despite our best efforts, we may not be able to satisfy the various closing conditions and obtain the necessary approvals. In addition, any required conditions to these approvals could adversely affect the combined company or could result in the delay or abandonment of the merger.

Failure to complete the CenturyLink merger could negatively impact us.

If the CenturyLink merger is not completed, we would still remain liable for significant transaction costs and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of a completed merger. Depending on the reasons for not completing the merger, we could also be required to pay CenturyLink a termination fee of $350 million. For these and other reasons, a failed merger could adversely affect our business, operating results or financial condition. In addition, the trading price of our securities could be adversely affected to the extent that the current price reflects an assumption that the merger will be completed.

While the CenturyLink merger is pending, we are subject to business uncertainties and contractual restrictions that could adversely affect our business.

Our employees, customers and suppliers may have uncertainties about the effects of the merger. Although we intend to take actions designed to reduce any adverse effects of these uncertainties, they may impair our ability to attract, retain and motivate key employees and could cause customers, suppliers and others that deal with us to try to change our existing business relationships.

Employee retention and recruitment while the merger is pending could be difficult, as employees and prospective employees could be uncertain about their future roles with a combined company. In addition, the pursuit of the merger and preparations for integration will place a significant burden on many employees and internal resources. If, despite our efforts, key employees depart or fail to accept employment with us because of these uncertainties and changes, or because they do not wish to remain with a combined company, our business and operating results could be adversely affected.

While the merger is pending, some of our customers could delay or forgo purchasing decisions and suppliers could seek additional rights or benefits from us. In addition, the merger agreement restricts us from taking certain actions with respect to our business and financial affairs without CenturyLink’s consent, and these restrictions could be in place for an extended period of time if the merger is delayed. For these and other reasons, the pendency of the merger could adversely affect our business, operating results or financial condition.

If completed, our merger with CenturyLink may not achieve the intended results.

The merger will involve the combination of two companies that currently operate as independent public companies. The combined company will need to devote management attention and resources to integrate our and CenturyLink’s businesses. In addition, the combined company may face difficulties with the integration process. For example:

•	the combined company may not realize the anticipated cost savings and operating synergies at expected levels or in the expected timeframe;

•	existing customers and suppliers may decide not to do business with the combined company;

•	the costs of integrating our policies, procedures, operations, technologies and systems with those of CenturyLink could be higher than expected;

•	the integration process could consume significant time and attention on the part of the combined company’s management, thereby diverting attention from day-to-day operations; or

•	the combined company may not be able to integrate employees from the two companies while maintaining existing levels of sales and customer service.

For these and other reasons, the merger may not achieve the intended results.

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

Consolidation among other participants in the telecommunications industry may allow our competitors to compete more effectively against us, which could adversely affect our operating results and financial condition.

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

Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. The state legislatures and state utility commissions in our local service area have adopted reduced or modified forms of regulation for retail services. These changes also generally allow more flexibility for rate changes and for new product introduction, and they enhance our ability to respond to competition. Despite these regulatory changes, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which could expose us to unanticipated price declines. For instance, in 2010 the state utility commission in Arizona may consider a price cap plan that will govern the rates that we charge in that state. The FCC is also considering changing the rates that carriers can charge each other for originating, carrying and terminating traffic and for local access facilities. Also under review by the FCC and state commissions are the intercarrier compensation issues arising from the delivery of traffic destined for entities that offer conference and chat line services for free (known in the industry as “access stimulation,” or “traffic pumping”), and of traffic bound for Internet service providers that cross local exchange boundaries (known as “VNXX traffic”). The FCC and state commissions are also considering changes to funds they have established to subsidize service to high-cost areas. Changes to how those funds are distributed could result in us receiving less in universal service funding, and changes to how the funds are collected could make some of our services less competitive. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

We continue to carry significant debt. As of March 31, 2010, our consolidated debt was approximately $13.5 billion. Approximately $4.3 billion of our debt obligations comes due over the next three years. This amount includes $1.265 billion of our 3.50% Convertible Senior Notes due 2025 (referred to as our 3.50% Convertible Senior Notes), which we expect to redeem for cash on or after November 20, 2010. Before any such redemption, holders of these 3.50% Convertible Senior Notes may require us to repurchase their notes for cash on November 15, 2010 or may elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate the future condition of our company, the credit markets or the economy generally. We may have unexpected costs and liabilities, and we may have limited access to financing. In addition, it is the current expectation of our Board of Directors that we will continue to pay a quarterly cash dividend. Cash used by us to pay dividends will not be available for other purposes, including the repayment of debt.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. Due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets), but would need to do so in a manner consistent with the terms of our merger agreement with CenturyLink, if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if we are required to contribute a material amount of cash to our pension plan, if we are required to begin to pay other post-retirement benefits significantly earlier than is anticipated, or if we become subject to significant judgments or settlements in one or more of the matters discussed in Note 12—Commitments and Contingencies to our condensed consolidated financial statements in

Item 1 of Part I of this report. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

Our $1.035 billion revolving Credit Facility, which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain of our other debt issues have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the legal matters discussed in Note 12—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

We maintain a qualified pension plan, a non-qualified pension plan and post-retirement benefit plans. The funded status of these plans is the difference between the value of all plan assets and benefit obligations. The accounting unfunded status of our pension plan was $790 million at December 31, 2009. The process of calculating benefit obligations is complex. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in our benefit obligations or a significant decrease in the value of plan assets. With respect to our qualified pension plan, adverse changes could require us to contribute a material amount of cash to the plan or could accelerate the timing of any required cash payments. We will not be required to make a cash contribution to this plan in 2010 and based on currently available information, we do not believe we will be required to make a contribution in 2011. It is very likely, based on current funding laws and regulations, that significant contributions will be required in 2012 and beyond. The amount of any required contributions in 2012 and beyond will depend on earnings on investments, discount rates, changes in the plan and funding laws and regulations. Any future material cash contributions in 2011 and beyond could have a negative impact on our liquidity by reducing our cash flows.

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

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended December 31, 2009, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

As a significant taxpayer, we are subject to frequent and regular audits by the Internal Revenue Service as well as state and local tax authorities. These audits could subject us to tax liabilities if adverse positions are taken by these tax authorities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock or shares surrendered to satisfy tax obligations during the first quarter of 2010:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
Period
January 2010	83,121	$4.22	—	$193,126,784
February 2010	155,975	$4.45	—	$193,126,784
March 2010	1,216,625	$4.66	—	$193,126,784

Total	1,455,721		—

(1)	Amounts represent shares of common stock delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our Equity Incentive Plan.
(2)	In October 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock. The repurchases were originally scheduled to be completed in 2008; however, our Board of Directors extended the timeframe to complete these repurchases for an undetermined period. As of March 31, 2010, we had repurchased a total of $1.807 billion of common stock under this program. Our merger agreement with CenturyLink prohibits us from repurchasing additional shares under this program without CenturyLink’s consent.

ITEM 6. EXHIBITS

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description

(2.1)	Agreement and Plan of Merger, dated April 21, 2010, by and among Qwest Communications International Inc., CenturyTel, Inc. and SB44 Acquisition Company (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on April 22, 2010, File No. 001-15577).

(3.1)	Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).

(3.2)	Certificate of Amendment of Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).

(3.3)	Amended and Restated Bylaws of Qwest Communications International Inc., adopted as of July 1, 2002 and amended as of May 25, 2004 and December 14, 2006 (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 18, 2006, File No. 001-15577).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.4)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.5)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as trustee (incorporated by reference to U S WEST’s Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).

(4.6)	Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.7)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as trustee (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).

(4.8)	Officer’s Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

Exhibit Number	Description

(4.9)	Indenture, dated as of December 26, 2002, between Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).

(4.10)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.11)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.12)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.13)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001- 15577).

(4.14)	Indenture, dated as of February 5, 2004, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.15)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.16)	Second Supplemental Indenture, dated November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed on November 23, 2004, File No. 001-03040).

(4.17)	First Supplemental Indenture, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.18)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

Exhibit Number	Description

(4.19)	Second Supplemental Indenture, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.20)	Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.21)	First Supplemental Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.22)	First Supplemental Indenture, dated as of November 16, 2005, by and among Qwest Services Corporation, Qwest Communications International Inc., Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, N.A. as successor to Bank One Trust Company, N.A. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 21, 2005, File No. 001-15577).

(4.23)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

(4.24)	Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on May 18, 2007, File No. 001-15577).

(4.25)	Sixth Supplemental Indenture, dated April 13, 2009, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on April 13, 2009, File No. 001-15577).

(4.26)	Third Supplemental Indenture, dated September 17, 2009, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on September 21, 2009, File No. 001-15577).

(4.27)	Fourth Supplemental Indenture, dated January 12, 2010, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 13, 2010, File No. 001-15577).

(10.1)	Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2007 Annual Meeting of Stockholders, File No. 001-15577).*

(10.2)	Forms of restricted stock, performance share and option agreements used under Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, Annual Report on Form 10-K for the year ended December 31, 2005, Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Annual Report on Form 10-K for the year ended December 31, 2006, Current Report on Form 8-K filed on September 12, 2008, and Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 001-15577).*

Exhibit Number	Description

(10.3)	Deferred Compensation Plan, as amended (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, and Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15577).*

(10.4)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*

(10.5)	Deferred Compensation Plan for Nonemployee Directors, as amended and restated, and Amendment to Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on December 16, 2005 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*

(10.6)	2010 Qwest Management Annual Incentive Plan Summary (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 22, 2010, File No. 001-15577).*

(10.7)	Description of Executive Level Officer Access Only Health Care (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 001-15577).*

(10.8)	Executive Relocation Policy (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-15577).*

(10.9)	Qwest Nonqualified Pension Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-15577).*

(10.10)	Registration Rights Agreement, dated April 13, 2009, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on April 13, 2009, File No. 001-15577).

(10.11)	Registration Rights Agreement, dated September 17, 2009, among Qwest Communications International Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on September 21, 2009, File No. 001-15577).

(10.12)	Registration Rights Agreement, dated January 12, 2010, among Qwest Communications International Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 13, 2010, File No. 001-15577).

(10.13)	Amended and Restated Employment Agreement, dated August 20, 2009, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 21, 2009, File No. 001-15577).*

(10.14)	Equity Agreement, dated August 10, 2007, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 13, 2007, File No. 001-15577).*

(10.15)	Aircraft Time Sharing Agreement, dated December 1, 2008, by and between Qwest Corporation and Edward A. Mueller (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15577).

Exhibit Number	Description

(10.16)	Form of Severance Agreement, effective as of December 10, 2008, by and between Qwest Communications International Inc. and each of Richard N. Baer, Teresa A. Taylor, C. Daniel Yost and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 15, 2008, File No. 001-15577).*

(10.17)	Letter, dated August 19, 2008, from Qwest to Richard N. Baer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 20, 2008, File No. 001-15577).*

(10.18)	Severance Agreement, dated September 12, 2008, by and between Qwest Communications International Inc. and Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on September 12, 2008, File No. 001-15577).*

(10.19)	Letter, dated September 12, 2008, from Qwest to Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on September 12, 2008, File No. 001-15577).*

(10.20)	Letter, dated August 19, 2009, from Qwest to Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 21, 2009, File No. 001-15577).*

(10.21)	Letter, dated August 19, 2008, from Qwest to Teresa A. Taylor (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*

(10.22)	Letter, dated September 4, 2009, from Qwest to Teresa A. Taylor (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on September 8, 2009, File No. 001-15577).*

(10.23)	Letter, dated August 19, 2008, from Qwest to C. Daniel Yost (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*

(10.24)	Severance Agreement, dated August 26, 2009, by and between Qwest Communications International Inc. and Christopher K. Ancell (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-15577).*

(10.25)	Letter, dated September 4, 2009, from Qwest to Christopher K. Ancell (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-15577).*

(10.26)	Severance Agreement, dated July 28, 2003, by and between Bill Johnston and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.27)	Amendment to Severance Agreement, dated as of April 24, 2006, by and between Bill Johnston and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.28)	Letter, dated July 28, 2008, from Qwest to Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on July 29, 2008, File No. 001-15577).*

Exhibit Number	Description

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Quarterly Segment Income.

99.2	Quarterly Statements of Operations.

101	Financial statements from the Quarterly Report on Form 10-Q of Qwest Communications International Inc. for the quarter ended March 31, 2010, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text.

( )	Previously filed.
*	Executive Compensation Plans and Arrangements.

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

May 5, 2010