Form 10-Q
period 2010-06-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2010-08-06
CIK 1037949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On July 28, 2010, 1,739,265,497 shares of common stock were outstanding.

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions except per share amounts, shares in thousands)
Operating revenue	$2,930	$3,090	$5,896	$6,263
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	940	1,028	1,881	2,042
Selling	428	493	868	1,036
General, administrative and other operating	505	500	977	994
Depreciation and amortization	548	578	1,093	1,151

Total operating expenses	2,421	2,599	4,819	5,223

Operating income	509	491	1,077	1,040

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	265	276	544	536
Loss on early retirement of debt	—	—	42	—
Other—net	(22)	(2)	(22)	(11)

Total other expense (income)—net	243	274	564	525

Income before income taxes	266	217	513	515
Income tax expense	108	5	317	97

Net income	$158	$212	$196	$418

Earnings per common share:
Basic	$0.09	$0.12	$0.11	$0.24
Diluted	$0.09	$0.12	$0.11	$0.24

Weighted average common shares outstanding:
Basic	1,723,274	1,707,928	1,721,222	1,705,016
Diluted	1,761,489	1,722,770	1,750,459	1,715,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2010	December 31, 2009
	(Dollars in millions, shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,118	$2,406
Short-term investments	661	—
Accounts receivable—net of allowance of $87 and $100, respectively	1,247	1,302
Deferred income taxes—net	538	538
Prepaid expenses and other	316	368

Total current assets	3,880	4,614
Property, plant and equipment—net	11,929	12,299
Capitalized software—net	917	911
Deferred income taxes—net	1,658	1,971
Other	575	585

Total assets	$18,959	$20,380

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term borrowings	$1,554	$2,196
Accounts payable	686	765
Accrued expenses and other	1,523	1,580
Deferred revenue and advance billings	541	556

Total current liabilities	4,304	5,097
Long-term borrowings—net of unamortized debt discount and other of $231 and $266, respectively	11,529	12,004
Post-retirement and other post-employment benefits obligations—net	2,478	2,479
Pension obligations—net	789	817
Deferred revenue	465	486
Other	635	675

Total liabilities	20,200	21,558

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,747,857 and 1,738,330 shares issued, respectively	17	17
Additional paid-in capital	42,147	42,269
Treasury stock—10,886 and 9,084 shares, respectively (including 22 shares and 44 shares, respectively, held in rabbi trust)	(28)	(22)
Accumulated deficit	(42,896)	(42,953)
Accumulated other comprehensive loss	(481)	(489)

Total stockholders’ deficit	(1,241)	(1,178)

Total liabilities and stockholders’ deficit	$18,959	$20,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
	(Dollars in millions)
Operating activities:
Net income	$196	$418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,093	1,151
Deferred income taxes	303	92
Provision for bad debt—net	36	84
Loss on early retirement of debt	42	—
Other non-cash charges—net	54	65
Changes in operating assets and liabilities:
Accounts receivable	9	57
Prepaid expenses and other current assets	75	9
Accounts payable, accrued expenses and other current liabilities	(91)	(173)
Deferred revenue and advance billings	(36)	(38)
Other non-current assets and liabilities	(40)	(3)

Cash provided by operating activities	1,641	1,662

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(717)	(682)
Proceeds from sales or maturities of investment securities	159	5
Purchases of investment securities	(821)	—
Other	—	(7)

Cash used for investing activities	(1,379)	(684)

Financing activities:
Proceeds from long-term borrowings	775	738
Repayments of long-term borrowings, including current maturities	(2,005)	(248)
Proceeds from issuances of common stock	17	34
Dividends paid	(277)	(274)
Early retirement of debt costs	(40)	—
Other	(20)	3

Cash (used for) provided by financing activities	(1,550)	253

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(1,288)	1,231
Beginning balance	2,406	565

Ending balance	$1,118	$1,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Unless the context requires otherwise, references in this report to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Communications International Inc. and its consolidated subsidiaries, and references in this report to “QCII” refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

Note 1: Basis of Presentation

Our condensed consolidated balance sheet as of December 31, 2009, which was derived from our audited financial statements, and our unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2010 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. We believe that the disclosures made are adequate such that the information presented is not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of June 30, 2010 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our condensed consolidated results of operations and condensed consolidated statement of cash flows for the six months ended June 30, 2010 are not necessarily indicative of the results or cash flows expected for the full year.

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

For the Three and Six Months Ended June 30, 2010

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

These definitions reflect changes primarily to reclassify expenses for: rent and utilities incurred by our network operations and data centers; fleet; network and supply chain management; and insurance and risk management from general, administrative and other operating expenses to cost of sales, where these expenses are more aligned with how we now manage our segments. We believe these changes allow users of our financial statements to better understand our expense structure. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. These changes resulted in the reclassification of $94 million and $180 million from the general, administrative and other operating expenses and selling expenses categories to cost of sales for the three and six months ended June 30, 2009, respectively.

We have also reclassified certain prior year segment revenue and expense amounts presented in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009 to conform to the current period segment presentation.

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we made when accounting for items and matters such as, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, pension, post-retirement and other post-employment benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they were made. These estimates, judgments and assumptions can affect the reported amounts of assets, liabilities and components of stockholders’ deficit as of the dates of the condensed consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our condensed consolidated statements of operations and our condensed consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 9—Tax Matters and Note 12—Commitments and Contingencies for additional information.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 1: Basis of Presentation—(Continued)

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

USF, Gross Receipts Taxes and Other Surcharges

Our revenue and general, administrative and other operating expenses included taxes and surcharges accounted for on a gross basis of $106 million and $207 million for the three and six months ended June 30, 2010, respectively, and $88 million and $170 million for the three and six months ended June 30, 2009, respectively.

Depreciation and Amortization

Property, plant and equipment is shown net of accumulated depreciation on our condensed consolidated balance sheets. Accumulated depreciation was $34.853 billion and $34.301 billion as of June 30, 2010 and December 31, 2009, respectively.

Capitalized software is shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $1.702 billion and $1.639 billion as of June 30, 2010 and December 31, 2009, respectively.

Effective January 1, 2010, we changed our estimates of the economic lives of certain telecommunications equipment assets. These changes resulted in additional depreciation expense of approximately $12 million and $25 million for the three and six months ended June 30, 2010, respectively, when compared to the three and six months ended June 30, 2009 and will result in additional depreciation expense of approximately $50 million for the year ending December 31, 2010 when compared to the year ended December 31, 2009.

The additional depreciation described above, net of deferred taxes, reduced net income by approximately $7 million, or less than $0.01 per basic and diluted common share, for the three months ended June 30, 2010, and approximately $15 million, or approximately $0.01 per basic and diluted common share, for the six months ended June 30, 2010 and will reduce net income by approximately $31 million, or approximately $0.02 per basic and diluted common share, for the year ending December 31, 2010.

Short-term Investments

Our short-term investments are investments in U.S. Treasury and U.S. government agency securities with maturities in excess of three months but less than one year on the date of our purchase. We classify these investments as held-to-maturity because we have the intent and ability to hold the securities until they mature.

CenturyLink Merger Agreement

On April 21, 2010, we entered into a merger agreement whereby CenturyLink, Inc. (“CenturyLink”) will acquire us in a tax-free, stock-for-stock transaction. Under the terms of the agreement, our stockholders will receive 0.1664 shares of CenturyLink common stock for each share of our common stock they own at closing.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 1: Basis of Presentation—(Continued)

Based on our and CenturyLink’s number of outstanding shares as of the date of the merger agreement, at closing CenturyLink shareholders are expected to own approximately 50.5% and our stockholders are expected to own approximately 49.5% of the combined company. On July 15, 2010, we received notification from the Department of Justice and the Federal Trade Commission that we received early termination under the Hart-Scott-Rodino Act, and as such have clearance from a federal antitrust perspective to proceed with the merger. Completion of this transaction remains subject to approval by the stockholders of both companies, various federal and state regulatory approvals as well as other customary closing conditions. Stockholders of each company will be asked to vote on the merger at special meetings scheduled for August 24, 2010. We anticipate closing this transaction in the first half of 2011. If the merger agreement is terminated under certain circumstances, we may be obligated to pay CenturyLink a termination fee of $350 million.

We have not recognized certain expenses that are contingent on completion of the merger. These expenses include approximately $35 million of financial advisory fees and an undetermined amount of compensation expense comprised of retention bonuses, severance and stock compensation for stock awards that will vest in connection with the merger. These contingent expenses will be recognized in our consolidated financial statements in the period in which the merger occurs. The final amount of compensation expense to be recognized is partially dependent upon personnel decisions that will be made as part of the integration planning occurring now through the merger date. These amounts may be material.

As described more fully in Note 5—Borrowings below, on July 13, 2010, we commenced a cash tender offer for the purchase of up to $1.265 billion aggregate principal amount of our 3.50% Convertible Senior Notes due 2025 (our “3.50% Convertible Senior Notes”). If any of these notes are not tendered in the offer, under the CenturyLink merger agreement we are required to redeem for cash the remaining notes during the fourth quarter of 2010. These notes had previously been accounted for as two components: a debt component, and an equity component representing a written option on our stock. We believe that our obligation under the CenturyLink merger agreement to redeem these notes for cash triggers a change in accounting to reclassify the option from equity to a liability. We therefore computed the fair value of the equity component to be $166 million as of April 21, 2010 (the date the merger agreement was signed) and reclassified this amount from additional paid-in capital to a current liability. The equity component for any outstanding notes will be reported at fair value as of the end of each period, with changes recognized as other expense (income)—net.

Note 2: Earnings Per Common Share

Basic earnings per common share excludes dilution and is computed by dividing net income allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if certain outstanding stock options are exercised and certain performance share awards require the issuance of common stock.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 2: Earnings Per Common Share—(Continued)

The following is a reconciliation of the number of shares used in the basic and diluted earnings per common share computations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in millions except per
	share amounts, shares in thousands)
Net income allocated to common shareholders	$156	$211	$194	$415

Basic weighted average common shares outstanding	1,723,274	1,707,928	1,721,222	1,705,016
Dilutive effect of options with strike prices equal to or less than the average price of our common stock, calculated using the treasury stock method	4,500	899	3,456	460

Dilutive effect of performance shares	29,447	13,943	23,647	9,776
Dilutive effect of convertible debt	4,268	—	2,134	—

Diluted weighted average common shares outstanding	1,761,489	1,722,770	1,750,459	1,715,252

Earnings per common share:
Basic	$0.09	$0.12	$0.11	$0.24
Diluted	$0.09	$0.12	$0.11	$0.24

We had weighted average unvested restricted stock grants outstanding of approximately 13 million shares for both the three and six months ended June 30, 2010, and approximately 13 million shares and 11 million shares during the three and six months ended June 30, 2009, respectively. These shares were excluded from the earnings per common share calculation, and these shareholders have their own earnings per share calculation whereby they were allocated net income of approximately $2 million for both the three and six months ended June 30, 2010, and approximately $1 million and $3 million for the three and six months ended June 30, 2009, respectively, for purposes of calculating basic and diluted earnings per share.

The following is a summary of the securities that could potentially dilute basic earnings per common share, but have been excluded from the computations of diluted earnings per common share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Shares in thousands)
Outstanding options to purchase common stock excluded because the strike prices of the options exceeded the average price of common stock during the period	19,845	54,903	27,083	59,885

Outstanding options to purchase common stock because the market-based vesting conditions have not been met	2,083	2,083	2,083	2,083

Other outstanding instruments excluded because the impact would have been antidilutive	11,411	2,285	11,538	1,738

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 3: Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, short-term investments (consisting of U.S. Treasury and U.S. government agency securities), auction rate securities, accounts receivable, accounts payable, interest rate hedges, the embedded option in our convertible debt and long-term notes including the current portion. The carrying values of the following items approximate their fair values: cash and cash equivalents, U.S. Treasury and U.S. government agency securities, auction rate securities, accounts receivable, accounts payable, the embedded option in our convertible debt and interest rate hedges. The carrying value of our long-term notes, including the current portion, reflects original cost net of unamortized discounts and other and was $12.881 billion and $14.034 billion as of June 30, 2010 and December 31, 2009, respectively. For additional information, see Note 5—Borrowings.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable participants who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the Financial Accounting Standards Board (the “FASB”).

The table below presents the fair values for auction rate securities, interest rate hedges, the embedded option in our convertible debt and long-term notes including the current portion, as well as the input levels used to determine these fair values as of June 30, 2010 and December 31, 2009:

	Level	Fair Value As Of
		June 30, 2010	December 31, 2009
		(Dollars in millions)
Assets:
Auction rate securities	3	$92	$95
Fair value hedges	3	6	2

Total assets		$98	$97

Liabilities:
Long-term notes, including the current portion	1 & 2	$13,332	$14,245
Embedded option in our convertible debt	3	145	—
Cash flow hedges	3	—	3

Total liabilities		$13,477	$14,248

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

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

We determined the fair value of our auction rate securities using a probability-weighted discounted cash flow model that takes into consideration the weighted average of the following factors:

•	coupon rate of 5.00%;

•	probability that we will be able to sell the securities in an auction or that the securities will be redeemed early of 76.09%;

•	probability that a default will occur of 20.53% with a related recovery rate of 55.00%; and

•	discount rate of 7.54%.

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

We determined the fair value of the embedded option in our convertible debt using a Black-Scholes option valuation model. The value was computed using the following assumptions as of June 30, 2010 and April 21, 2010 (the date of the merger agreement), respectively.

•	Stock price of $5.25 and $5.24;

•	Stock price volatility of 23.3% and 28.7%;

•	Exercise price of $4.85 and $4.92;

•	Option term of approximately five months and eight months; and

•	Risk free rate of 0.21% and 0.29%.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 3: Fair Value of Financial Instruments—(Continued)

We determined the stock price volatility considering the historical volatility of both our common stock and CenturyLink’s common stock for a period equivalent to the expected remaining option term. Under the terms of the convertible debt, the conversion price of the debt is adjusted based on dividend payments. The embedded option therefore effectively participates in dividends and the fair value of the embedded option is computed based upon the conversion price in effect on the valuation date and an assumed dividend yield of zero.

The table below presents a rollforward of the instruments valued using Level 3 inputs for the six months ended June 30, 2010:

	Instruments Valued Using Level 3 Inputs
	Auction Rate Securities	Fair Value Hedges	Cash Flow Hedges	Embedded Option in Convertible Debt
	(Dollars in millions)
Balance at December 31, 2009	$95	$2	$(3)	$—
Transfers into (out of) Level 3	—	—	—	—
Additions	—	—	—	—
Dispositions	—	—	—	—
Reclassification from equity	—	—	—	(166)
Realized and unrealized (losses) gains:
Included in long-term borrowings—net	—	4	—	—
Included in other income (expense) —net	—	—	—	21
Included in other comprehensive (loss) income	(3)	—	3	—

Balance at June 30, 2010	$92	$6	$—	$(145)

Note 4: Investments

Our investments include short-term investments in U.S. Treasury and U.S. government agency securities and auction rate securities. As of June 30, 2010, our short-term investments were $661 million and as of December 31, 2009 we did not have any short-term investments. We classify these investments as held-to-maturity because we have the intent and ability to hold the securities until they mature. All securities included in our short-term investments are reported at amortized cost basis, which is not materially different from fair value, and mature prior to September 30, 2010.

The following table summarizes our unrealized gain (loss), net of deferred income taxes, on our auction rate securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Unrealized gain (loss), net of deferred income taxes	$—	$2	$(2)	$—

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 4: Investments—(Continued)

The following table summarizes our balance of these auction rate securities, the cumulative net unrealized loss, net of deferred income taxes, related to these securities and the cost basis of these securities:

	June 30, 2010	December 31, 2009
	(Dollars in millions)
Auction rate securities—fair value	$92	$95
Classification	Non-current, available-for-sale investments
Balance sheet location (reported at estimated fair value)	Other non-current assets
Cumulative net unrealized loss, net of deferred income taxes	$17	$15
Auction rate securities—cost basis	$120	$120

These unrealized losses were recorded in accumulated other comprehensive loss on our condensed consolidated balance sheets. We consider the decline in fair value to be a temporary impairment because we believe it is more likely than not that we will ultimately recover the entire $120 million cost basis, in part because the securities are rated investment grade, the securities are collateralized and the issuers continue to make required interest payments. At some point in the future, we may determine that the decline in fair value is other than temporary if, among other factors:

•	the issuers cease making required interest payments;

•	we believe it is more likely than not that we will be required to sell these securities before their values recover; or

•	we change our intent to hold the securities due to events such as a change in the terms of the securities.

Our auction rate securities have stated maturities between 2033 and 2036.

Note 5: Borrowings

As of June 30, 2010 and December 31, 2009, our long-term borrowings, net of unamortized discounts and other, consisted of the following:

	June 30, 2010	December 31, 2009

	(Dollars in millions)
Current portion of long-term borrowings:
Long-term notes	$1,509	$2,168
Long-term capital lease and other obligations	45	28

Total current portion of long-term borrowings	1,554	2,196

Long-term borrowings—net:
Long-term notes—net	11,372	11,866
Long-term capital lease and other obligations—net	157	138

Total long-term borrowings—net	11,529	12,004

Total borrowings—net	$13,083	$14,200

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 5: Borrowings—(Continued)

We were in compliance with all provisions and covenants of our borrowings as of June 30, 2010.

The holders of our 3.50% Convertible Senior Notes have the option to require us to repurchase their notes for cash every five years on November 15, beginning in 2010, and receive cash from us equal to the par value of the notes. We believe the likelihood of holders requiring us to repurchase their notes on November 15, 2010 increases the more the conversion price exceeds the trading price of our common stock. The conversion value of the notes as of June 30, 2010 was calculated by using the current conversion rate of 206.3354 per $1,000 in principal amount of the notes or a conversion price of $4.85, adjusted for certain events, including the payment of dividends, as described in the indenture governing the notes. Even if we are not required by the holders to repurchase these notes in November 2010, we intend to call any remaining outstanding notes at that time as required by our merger agreement. See also “Subsequent Event” below for information about our cash tender offer for these notes.

Tender Offer

In March 2010, we completed a cash tender offer for the purchase of up to $1.204 billion aggregate principal amount of notes issued by our wholly owned subsidiary, Qwest Capital Funding, Inc (“QCF”), consisting of $403 million of its 7.90% Notes due 2010 and $801 million of its 7.25% Notes due 2011. With respect to QCF’s 7.90% Notes due 2010, we received and accepted tenders of approximately $338 million aggregate principal amount of these notes, or 84%, for $347 million, resulting in a loss of $10 million. With respect to QCF’s 7.25% Notes due 2011, we received and accepted tenders of approximately $622 million aggregate principal amount of these notes, or 78%, for $650 million, resulting in a loss of $30 million. The combined loss on this tender offer, net of deferred taxes, reduced net income by approximately $25 million, or approximately $0.01 per basic and diluted common share, for the six months ended June 30, 2010.

Repayment

In February 2010, we redeemed $525 million aggregate principal amount of QCII’s Senior Notes due 2011, resulting in a loss of $2 million. This loss, net of deferred taxes, reduced net income by approximately $1 million, or less than $0.01 per basic and diluted common share, for the six months ended June 30, 2010.

In June 2010, our wholly owned subsidiary, Qwest Corporation (“QC”), paid at maturity the $500 million aggregate principal amount of its 6.95% Term Loan due 2010.

New Issuance

In January 2010, QCII issued $800 million of 7.125% Senior Notes due 2018. We are using net proceeds of $775 million for general corporate purposes, including repayment of indebtedness and funding and refinancing investments in our telecommunications assets.

Credit Facility

Our revolving credit facility (the “Credit Facility”), which makes available to us $1.035 billion of additional credit subject to certain restrictions, is currently undrawn and expires in September 2013. The Credit Facility has 13 lenders, with commitments ranging from $25 million to $100 million. Any amounts drawn on the Credit

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 5: Borrowings—(Continued)

Facility are guaranteed by our wholly owned subsidiary, Qwest Services Corporation (“QSC”), and are secured by a senior lien on the stock of our wholly owned subsidiary, QC.

Subsequent Event

On July 13, 2010, we commenced a cash tender offer for the purchase of up to $1.265 billion aggregate principal amount of our 3.50% Convertible Senior Notes. The consideration we pay for any notes will be allocated between the extinguishment of the debt component of the notes and settlement of the embedded option on our stock. The allocation of the consideration to the debt component and the embedded option on our stock will be based on the relative fair values of the components immediately prior to extinguishment and settlement. Any difference between the consideration allocated to the debt component and the current carrying value, including unamortized discount and debt issuance costs, will be recorded as a gain or loss on early retirement of debt in our statement of operations, and any difference between the consideration allocated to the embedded option on our stock and its carrying value will be recorded as other income or other expense in our statement of operations. We are not able to precisely estimate the impact this tender offer will have on our consolidated financial statements because the consideration we will pay will depend on the market price of our stock over a future period, the number of notes ultimately tendered and the future fair values of the debt component and the embedded option on our stock. Assuming the market price of our stock causes the maximum purchase price available under the tender offer to be payable and assuming all holders of the notes validly tender their notes, the maximum loss we will record in the three months ending September 30, 2010 would be approximately $90 million, apportioned between loss on early retirement of debt and other expense.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 6: Derivative Financial Instruments—(Continued)

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

In March 2008, QC entered into interest rate hedges on $500 million of the outstanding $750 million aggregate principal amount of its Floating Rate Notes due 2013. The notes bear interest at a rate per year equal to LIBOR plus 3.25%. These hedges had the economic effect of converting QC’s floating interest rate to fixed interest rates of approximately 6.0% and expired on March 15, 2010. QC designated these interest rate hedges as cash flow hedges. We did not recognize any gain or loss in earnings for hedge ineffectiveness for the six months ended June 30, 2010.

We determined the fair value of our interest rate hedges using projected future cash flows, discounted at the mid-market implied forward LIBOR. We determined this valuation excluding accrued interest.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 6: Derivative Financial Instruments—(Continued)

The balance sheet location and fair value of derivative instruments designated as hedging instruments as of June 30, 2010 are set forth below:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in millions)
Fair value hedging contracts	Other non-current assets	$6	Other non-current liabilities	$—

The balance sheet location and fair value of derivative instruments designated as hedging instruments as of December 31, 2009 are set forth below:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in millions)
Cash flow hedging contracts	Other current assets	$—	Other current liabilities	$3
Fair value hedging contracts	Other non-current assets	$2	Other non-current liabilities	$—

For additional information on the fair value of our financial instruments, see Note 3—Fair Value of Financial Instruments.

The following table presents the effect of derivative instruments on our consolidated results of operations for the three and six months ended June 30, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,
	2010	2009
(Dollars in millions)
Interest rate contracts:
Amount of gain recognized in other comprehensive income on derivatives (effective portion)	$—	$—
Location of amount reclassified from accumulated other comprehensive income into income (effective portion)	Not Applicable	Interest expense—net
Amount of loss reclassified from accumulated other comprehensive income into interest expense (effective portion)	$—	$1
Location of amount recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Not Applicable	Not Applicable
Amount recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—	$—

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 6: Derivative Financial Instruments—(Continued)

Derivatives in Cash Flow Hedging Relationships	Six Months Ended June 30,
	2010	2009
	(Dollars in millions)
Interest rate contracts:
Amount of gain recognized in other comprehensive income on derivatives (effective portion), net of deferred taxes of $1 and $0, respectively	$2	$1
Location of amount reclassified from accumulated other comprehensive income into income (effective portion)	Interest expense—net	Interest expense—net
Amount of (gain) loss reclassified from accumulated other comprehensive income into interest expense (effective portion), net of deferred taxes of $2 and $1, respectively	$(3)	$2
Location of amount recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Not Applicable	Not Applicable
Amount recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—	$—

Embedded Option

In 2005, we issued our 3.50% Convertible Senior Notes to diversify our capital structure and minimize cash interest cost. As discussed in Note 1—Basis of Presentation above, these notes had previously been accounted for as two components: a debt component, and an equity component representing a written option on our stock. We believe that our obligation under the CenturyLink merger agreement to redeem these notes for cash triggers a change in accounting to reclassify the option from equity to a liability. We therefore computed the fair value of the equity component to be $166 million as of April 21, 2010 (the date the merger agreement was signed) and reclassified this amount from additional paid-in capital to a current liability. Listed below is information about the balance sheet presentation for these notes as of June 30, 2010 and the effect of the embedded option on our consolidated results of operations for the three and six months ending June 30, 2010.

Embedded Option in Convertible Debt	June 30, 2010
(Dollars in millions)
Fair value at April 21, 2010	$166
Fair value at June 30, 2010	$145
Balance sheet location for liability	Accrued expenses and other
Amount of gain recognized for three and six months ended June 30, 2010	$21
Location of gain recognized for three and six months ended June 30, 2010	Other expense (income)—net

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 7: Severance and Restructuring

Severance

For the three months ended June 30, 2010 and 2009, we recorded severance expenses of $7 million and $23 million, respectively. For the six months ended June 30, 2010 and 2009, we recorded severance expenses of $10 million and $46 million, respectively. A portion of our severance expenses is included in each of cost of sales, selling expenses and general, administrative and other operating expenses in our condensed consolidated statements of operations. We have not included any severance expenses in our segment expenses. As of June 30, 2010 and December 31, 2009, our severance liability was $37 million and $77 million, respectively, and is included in accrued expenses and other in our condensed consolidated balance sheets.

Restructuring

During 2004 and previous years, as part of our ongoing efforts to evaluate our operating costs, we established restructuring programs, which included workforce reductions, consolidation of excess facilities, and restructuring of certain business functions. As of June 30, 2010, the remaining restructuring reserve for these programs related to leases for real estate that we ceased using in prior periods and consisted of our estimates of amounts to be paid for these leases in excess of our estimates of any sublease revenue we may collect. We expect this reserve will be used over the remaining lease terms, which range from 0.3 to 15.5 years, with a weighted average of 12.3 years.

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

The following table presents the details of our real estate restructuring reserves for the six months ended June 30, 2010:

Real Estate Restructuring
(Dollars in millions)
Balance at December 31, 2009	$206
Provisions	—
Utilization	(14)
Reversals and adjustments	(7)

Balance at June 30, 2010	$185

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 8: Employee Benefits

The components of net periodic benefits expense for our pension, non-qualified pension and post-retirement benefit plans for the three and six months ended June 30, 2010 and 2009 are detailed below:

	Three Months Ended June 30,
	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2010	2009	2010	2009	2010	2009
	(Dollars in millions)
Net periodic benefits expense:
Service cost	$12	$26	$—	$1	$2	$2
Interest cost	111	127	—	—	45	53
Expected return on plan assets	(138)	(139)	—	—	(15)	(17)
Recognized prior service cost	(5)	—	—	—	(25)	(25)
Recognized net actuarial loss	33	22	—	1	10	6

Total net periodic benefits expense	$13	$36	$—	$2	$17	$19

	Six Months Ended June 30,
	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2010	2009	2010	2009	2010	2009
	(Dollars in millions)
Net periodic benefits expense:
Service cost	$27	$52	$—	$1	$4	$4
Interest cost	223	253	1	1	91	107
Expected return on plan assets	(278)	(283)	—	—	(30)	(34)
Recognized prior service cost	(11)	—	—	—	(50)	(50)
Recognized net actuarial loss	65	37	—	1	20	15

Total net periodic benefits expense	$26	$59	$1	$3	$35	$42

The net periodic benefits expense for our pension, non-qualified pension and post-retirement benefit plans is recorded in general, administrative and other operating expenses in our condensed consolidated statements of operations. The measurement date used to determine pension, non-qualified pension and post-retirement benefits is December 31; however, during the three months ended June 30, 2010 we recorded a true-up to the net periodic benefits expense as we finalized the fair value of certain investments held by our plan trusts, plan census data and plan claims experience that we had previously estimated based on preliminary information available at December 31, 2009.

Note 9: Tax Matters

During the six months ended June 30, 2010, our income tax expense increased by $113 million as a result of the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Among other things, these laws disallow, beginning in 2013, federal income tax deductions for retiree prescription drug benefits to the extent we receive reimbursements for those benefits under the Medicare Part D program. Although this tax increase does not take effect until 2013, under accounting principles generally accepted in the U.S. we recognize the full accounting impact in the period in which the laws are enacted.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 9: Tax Matters—(Continued)

During the three and six months ended June 30, 2009, we reduced our income tax expense by $86 million and $108 million, respectively, due to the recognition of previously unrecognized tax benefits and settlements of uncertain tax positions that are discrete to those periods. The benefits recorded for previously unrecognized tax positions were the result of increases in the amount of benefit that we believe is more likely than not to be sustained on various individual tax positions.

We had unrecognized tax benefits as of June 30, 2010 of $205 million. This amount was a decrease of $77 million from the balance at December 31, 2009, as a result of the elimination of unrecognized tax benefits arising from settlements with taxing authorities. Approximately $57 million of the $205 million unrecognized tax benefits we had at June 30, 2010 could affect our effective tax rate as these positions would permanently decrease the cumulative amount that we would ever have to pay the taxing authorities.

Note 10: Comprehensive Income

Comprehensive income includes the amortization of actuarial gains and losses and prior service costs for our pension and post-retirement benefit plans, changes in the fair value and related amortization of certain financial derivative instruments (which qualify for hedge accounting) and unrealized gains and losses on certain investments. The components of comprehensive income for the three and six months ended June 30, 2010 and 2009 are detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Net income	$158	$212	$196	$418
Other comprehensive gain (loss)—net of deferred taxes:
Pension—net	16	14	32	23
Post-retirement benefit plans—net	(10)	(13)	(21)	(25)
Unrealized (loss) gain on derivative instruments—net	—	1	(1)	3
Unrealized gain (loss) on auction rate securities and other—net	—	5	(2)	1

Total other comprehensive gain (loss)—net of deferred taxes	6	7	8	2

Comprehensive income	$164	$219	$204	$420

Note 11: Segment Information

Our operating revenue is generated from our business markets, mass markets and wholesale markets segments. Our Chief Operating Decision Maker (“CODM”) regularly reviews information for each of our segments to evaluate performance and to allocate resources. The accounting principles used to determine segment results are the same as those used in our condensed consolidated financial statements; however, in 2010 certain previously unallocated expenses were included in the information our CODM uses to evaluate the performance of each segment and certain revenue and expenses were realigned based on changes in how we manage our business. The majority of our cost of sales and selling expenses are incurred directly by or allocated to our segments based on an activity based costing methodology. As a result of these changes, we have reclassified and reallocated certain prior year segment revenue and expense amounts presented in our Quarterly Report on Form 10-Q for the three months ended June 30, 2009 to conform to the current period presentation.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 11: Segment Information—(Continued)

For each segment, segment income equals its revenue minus its expenses and other expenses allocated to it based on its operations. Segment information for the three and six months ended June 30, 2010 and 2009 is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Total segment revenue	$2,824	$3,001	$5,691	$6,096
Total segment expenses	1,368	1,509	2,749	3,064

Total segment income	$1,456	$1,492	$2,942	$3,032

Total margin percentage	52%	50%	52%	50%

Business markets:
Revenue	$1,002	$1,002	$2,001	$2,003
Expenses	613	607	1,212	1,226

Income	$389	$395	$789	$777

Margin percentage	39%	39%	39%	39%

Mass markets:
Revenue	$1,163	$1,269	$2,346	$2,594
Expenses	541	622	1,097	1,259

Income	$622	$647	$1,249	$1,335

Margin percentage	53%	51%	53%	51%

Wholesale markets:
Revenue	$659	$730	$1,344	$1,499
Expenses	214	280	440	579

Income	$445	$450	$904	$920

Margin percentage	68%	62%	67%	61%

The following table reconciles segment income to net income for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Total segment income	$1,456	$1,492	$2,942	$3,032
Other revenue (primarily USF surcharges)	106	89	205	167
Unassigned expenses (primarily general and administrative)	(505)	(512)	(977)	(1,008)
Depreciation and amortization	(548)	(578)	(1,093)	(1,151)
Total other expense—net	(243)	(274)	(564)	(525)
Income tax expense	(108)	(5)	(317)	(97)

Net income	$158	$212	$196	$418

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 11: Segment Information—(Continued)

Revenue from our products and services for the three and six months ended June 30, 2010 and 2009 is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Operating revenue by category:
Strategic and legacy services:
Strategic services(1)	$1,112	$1,046	$2,210	$2,093
Legacy services(2)	1,570	1,790	3,204	3,659

Total strategic and legacy services	2,682	2,836	5,414	5,752
Qwest-branded wireless services(3)	—	33	—	88
Data integration(4)	142	132	277	256

Total segment revenue	2,824	3,001	5,691	6,096
Other revenue (primarily USF surcharges)	106	89	205	167

Total operating revenue	$2,930	$3,090	$5,896	$6,263

(1)	Our strategic services include primarily private line, broadband, Qwest iQ Networking®, hosting, video, Voice over Internet Protocol (“VoIP”) and Verizon Wireless services.
(2)	Our legacy services include primarily local, long-distance, access, traditional wide area network (“WAN”) and integrated services digital network (“ISDN”) services.
(3)	Our Qwest-branded wireless services were wireless services that we provided through our mass markets segment under an arrangement with a wireless services provider. This arrangement ended on October 31, 2009.
(4)	Data integration is telecommunications equipment located on customers’ premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 12: Commitments and Contingencies—(Continued)

KPNQwest Litigation/Investigation

On January 27, 2009, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which we were a major shareholder) filed a lawsuit in the federal district court for the District of Colorado alleging violations of the Racketeer Influenced and Corrupt Organizations Act and breach of duty and mismanagement under Dutch law. We were a defendant in this lawsuit along with Joseph P. Nacchio, our former chief executive officer, Robert S. Woodruff, our former chief financial officer, and John McMaster, the former president and chief executive officer of KPNQwest. Plaintiffs alleged, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest, and they sought damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also sought treble and punitive damages as well as an award of plaintiffs’ attorneys’ fees and costs. A lawsuit asserting the same claims that was previously filed in the federal district court for the District of New Jersey was dismissed without prejudice, and that dismissal was affirmed on appeal. On March 31, 2010, the federal district court for the District of Colorado dismissed the lawsuit without prejudice, concluding that the dispute should not be adjudicated in the United States. Plaintiffs did not appeal the district court’s dismissal without prejudice, and have not yet filed any claims against us in the Netherlands.

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, located in the Netherlands, against us, KPN Telecom B.V., Koninklijke KPN N.V. (“KPN”), Mr. Nacchio, Mr. McMaster, and other former employees or supervisory board members of us, KPNQwest or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $270 million based on the exchange rate on June 30, 2010).

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

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, located in the Netherlands, with regard to KPNQwest. VEB sought an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (us and KPN), and KPNQwest’s outside auditors and accountants. On December 28, 2006, the Enterprise Chamber ordered an inquiry into the management and conduct of affairs of KPNQwest for the period January 1 through May 23, 2002. On December 5, 2008, the Enterprise Chamber appointed investigators to conduct the inquiry. VEB claims that certain individuals have assigned to it their claims for losses totaling approximately

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 12: Commitments and Contingencies—(Continued)

€40 million (or approximately $50 million based on the exchange rate on June 30, 2010), which those individuals allegedly incurred on investments in KPNQwest securities. VEB has not yet filed any adjudicative action to assert those claims.

On June 7, 2010, a number of parties, including us and KPN, reached a settlement with VEB for €19 million (or $23 million based on the exchange rate on June 30, 2010), conditioned in part on the termination of the investigation by the Enterprise Chamber. Pursuant to the terms of the settlement, VEB formally requested that the Enterprise Chamber terminate the investigation. The Enterprise Chamber denied that request and directed the investigation to proceed.

We will continue to defend against the pending KPNQwest litigation matters vigorously.

Stockholder Litigation

In the weeks following the April 22, 2010 announcement of our pending merger with CenturyLink, purported Qwest stockholders filed 17 lawsuits against us, our directors, certain of our officers, CenturyLink and SB44 Acquisition Company. The purported stockholder plaintiffs commenced these actions in three jurisdictions: the District Court for the City and County of Denver, the United States District Court for the District of Colorado, and the Delaware Court of Chancery. The plaintiffs generally allege that our directors breached their fiduciary duties in approving the merger and seek to enjoin the merger and, in some cases, damages if the merger is completed. Many of the lawsuits also challenge the sufficiency of the disclosures in the preliminary joint proxy statement-prospectus relating to the merger, which was filed with the Securities and Exchange Commission (the “SEC”) on June 4, 2010.

We, and our directors, believe that all of these actions are without merit. The defendants nevertheless negotiated with the purported stockholder plaintiffs regarding a settlement of the claims asserted in all of these actions, including the claims that challenge the sufficiency of the disclosures in the preliminary joint proxy statement-prospectus. On July 16, 2010, the parties entered into a memorandum of understanding reflecting the terms of their agreement-in-principle for a settlement of all of the claims asserted in these actions. Pursuant to this agreement, defendants included additional disclosures in the final joint proxy statement-prospectus filed with the SEC on July 19, 2010. If the settlement is consummated, all of these actions will be dismissed, with prejudice.

Other Matters

Several putative class actions relating to the installation of fiber-optic cable in certain rights-of-way were filed against us on behalf of landowners on various dates and in various courts in Arizona, California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Nevada, Oregon, South Carolina, Tennessee, Texas and Utah. For the most part, the complaints challenge our right to install our fiber-optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our fiber-optic cable in the right-of-way without the plaintiffs’ consent. Most of the actions purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states, although two of the currently pending actions purport to be brought on behalf of multi-state classes. Specifically, the Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin, and the Indiana state court action purports to be on behalf of a national class of landowners. In general, the complaints seek damages on theories of trespass and

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 12: Commitments and Contingencies—(Continued)

unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On September 10, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. On December 9, 2009, the court issued a revised ruling that, among other things, denied a motion for approval as moot and dismissed the matter for lack of subject matter jurisdiction.

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

A putative class action filed on behalf of certain of our retirees was brought against us, the Qwest Group Life Insurance Plan and other related entities in federal district court in Colorado in connection with our decision to reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that we and other defendants were obligated to continue their life insurance benefit at the levels in place before we decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. The district court ruled in our favor on the central issue of whether we properly reserved our right to reduce the life insurance benefit under applicable law and plan documents. The plaintiffs subsequently amended their complaint to assert additional claims. In 2009, the court dismissed or granted summary judgment to us on all of the plaintiffs’ claims. The plaintiffs filed a motion for reconsideration, which motion was denied by the court on July 22, 2010. The plaintiffs have until late August 2010 to file an appeal with the Tenth Circuit Court of Appeals.

We are currently evaluating the method we use to assess the amounts of certain taxes and fees that must be paid on certain products, and that evaluation may result in adjustments to previous years’ payments and charges to customers. If we determine that adjustments are needed, we currently estimate that they could result in a charge of up to approximately $0.01 per basic and diluted common share.

Note 13: Dividends

Our Board of Directors declared the following cash dividends payable in 2010:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
December 16, 2009	February 19, 2010	$0.08	$138	March 12, 2010
April 14, 2010	May 21, 2010	$0.08	$139	June 11, 2010

Note 14: Financial Statements of Guarantors

QCII and two of its subsidiaries, QCF and QSC, guarantee the payment of certain of each other’s registered debt securities. As of June 30, 2010, QCII’s total outstanding debt included $2.7 billion aggregate principal amount of senior notes that were issued in February 2004, June 2005, September 2009 and January 2010 and that

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 14: Financial Statements of Guarantors—(Continued)

are guaranteed by QCF and QSC (the “QCII Guaranteed Notes”). These notes are guaranteed through their respective maturity dates, the latest of which is in April 2018. In addition, each series of QCF’s outstanding notes totaling approximately $1.226 billion in aggregate principal amount is guaranteed on a senior unsecured basis by QCII (the “QCF Guaranteed Notes”). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2031. The guarantees described above are full and unconditional and joint and several. All of the QCF Guaranteed Notes and $1.3 billion of the QCII Guaranteed Notes are registered debt securities. A significant amount of QCII’s and QSC’s income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries.

The following information sets forth our condensed consolidating statements of operations for the three and six months ended June 30, 2010 and 2009, our condensed consolidating balance sheets as of June 30, 2010 and December 31, 2009, and our condensed consolidating statements of cash flows for the six months ended June 30, 2010 and 2009. The information for QCII is presented on a stand-alone basis, information for QSC and QCF is presented on a combined basis and information for all of our other subsidiaries is presented on a combined basis. Each entity’s investments in its subsidiaries, if any, are presented under the equity method. The condensed consolidating statements of operations and balance sheets include the effects of consolidating adjustments to our subsidiaries’ tax provisions and the related income tax assets and liabilities in the QSC and QCII results. Both QSC and QCF are 100% owned by QCII, and QCF is a finance subsidiary of QCII. Other than as already described in this note, the accounting principles used to determine the amounts reported in this note are the same as those used in our condensed consolidated financial statements.

We periodically restructure the internal capital structure of our subsidiaries based on the needs of our business.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$2,930	$—	$2,930
Operating revenue—affiliates	—	(1)	1	—	—

Total operating revenue	—	(1)	2,931	—	2,930

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	940	—	940
Selling	—	—	428	—	428
General, administrative and other operating	35	(2)	472	—	505
Depreciation and amortization	—	—	548	—	548

Total operating expenses	35	(2)	2,388	—	2,421

Operating (loss) income	(35)	1	543	—	509

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	82	22	161	—	265
Interest expense—affiliates	—	71	—	(71)	—
Interest income—affiliates	—	(71)	—	71	—
Other—net	(21)	(1)	—	—	(22)
(Income) loss from equity investments in subsidiaries	(237)	(187)	—	424	—

Total other (income) expense—net	(176)	(166)	161	424	243

Income (loss) before income taxes	141	167	382	(424)	266
Income tax benefit (expense)	17	74	(199)	—	(108)

Net income (loss)	$158	$241	$183	$(424)	$158

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$3,090	$—	$3,090
Operating revenue—affiliates	—	(3)	(3)	6	—

Total operating revenue	—	(3)	3,087	6	3,090

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	1,028	—	1,028
Selling	—	—	493	—	493
General, administrative and other operating	12	(3)	491	—	500
Operating expenses—affiliates	—	—	(6)	6	—
Depreciation and amortization	—	—	578	—	578

Total operating expenses	12	(3)	2,584	6	2,599

Operating (loss) income	(12)	—	503	—	491

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	64	51	161	—	276
Interest expense—affiliates	6	95	103	(204)	—
Interest income—affiliates	—	(205)	1	204	—
Other—net	—	(23)	21	—	(2)
(Income) loss from equity investments in subsidiaries	(277)	(20)	—	297	—

Total other (income) expense—net	(207)	(102)	286	297	274

Income (loss) before income taxes	195	102	217	(297)	217
Income tax benefit (expense)	17	182	(204)	—	(5)

Net income (loss)	$212	$284	$13	$(297)	$212

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$5,896	$—	$5,896
Operating revenue—affiliates	—	2	8	(10)	—

Total operating revenue	—	2	5,904	(10)	5,896

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	1,881	—	1,881
Selling	—	—	868	—	868
General, administrative and other operating	39	1	937	—	977
Operating expenses—affiliates	—	—	10	(10)	—
Depreciation and amortization	—	—	1,093	—	1,093

Total operating expenses	39	1	4,789	(10)	4,819

Operating (loss) income	(39)	1	1,115	—	1,077

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	168	58	318	—	544
Interest expense—affiliates	—	155	—	(155)	—
Interest income—affiliates	—	(155)	—	155	—
Loss on early retirement of debt	2	40	—	—	42
Other—net	(21)	(1)	—	—	(22)
(Income) loss from equity investments in subsidiaries	(366)	(335)	—	701	—

Total other (income) expense—net	(217)	(238)	318	701	564

Income (loss) before income taxes	178	239	797	(701)	513
Income tax benefit (expense)	18	131	(466)	—	(317)

Net income (loss)	$196	$370	$331	$(701)	$196

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$6,263	$—	$6,263
Operating revenue—affiliates	—	1	3	(4)	—

Total operating revenue	—	1	6,266	(4)	6,263

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	2,042	—	2,042
Selling	—	—	1,036	—	1,036
General, administrative and other operating	24	1	969	—	994
Operating expenses—affiliates	—	—	4	(4)	—
Depreciation and amortization	—	—	1,151	—	1,151

Total operating expenses	24	1	5,202	(4)	5,223

Operating (loss) income	(24)	—	1,064	—	1,040

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	127	101	308	—	536
Interest expense—affiliates	13	181	297	(491)	—
Interest income—affiliates	—	(491)	—	491	—
Other—net	(1)	(28)	18	—	(11)
(Income) loss from equity investments in subsidiaries	(540)	(37)	—	577	—

Total other (income) expense—net	(401)	(274)	623	577	525

Income (loss) before income taxes	377	274	441	(577)	515
Income tax benefit (expense)	41	274	(412)	—	(97)

Net income (loss)	$418	$548	$29	$(577)	$418

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

JUNE 30, 2010

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$33	$762	$323	$—	$1,118
Short-term investments	21	443	197	—	661
Accounts receivable—net	16	4	1,227	—	1,247
Accounts receivable—affiliates	697	340	16	(1,053)	—
Notes receivable—affiliates	—	3,899	97	(3,996)	—
Deferred income taxes—net	—	320	228	(10)	538
Prepaid expenses and other	8	54	325	(71)	316

Total current assets	775	5,822	2,413	(5,130)	3,880
Property, plant and equipment—net	—	—	11,929	—	11,929
Capitalized software—net	—	—	917	—	917
Investments in subsidiaries	2,775	1,159	—	(3,934)	—
Deferred income taxes—net	899	1,723	168	(1,132)	1,658
Prepaid pension, post-retirement and other post-employment benefits—net—affiliate	2,881	71	939	(3,891)	—
Other	139	77	359	—	575

Total assets	$7,469	$8,852	$16,725	$(14,087)	$18,959

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term borrowings	$1,265	$244	$45	$—	$1,554
Current borrowings—affiliates	97	3,899	—	(3,996)	—
Accounts payable	—	1	685	—	686
Accounts payable—affiliates	16	2	25	(43)	—
Accrued expenses and other	454	51	1,080	(62)	1,523
Accrued expenses and other—affiliates	—	530	480	(1,010)	—
Deferred income taxes—net	10	—	—	(10)	—
Deferred revenue and advance billings	—	—	550	(9)	541

Total current liabilities	1,842	4,727	2,865	(5,130)	4,304
Long-term borrowings—net	2,570	978	7,981	—	11,529
Pension, post-retirement and other post-employment benefits obligations—net	3,267	—	—	—	3,267
Pension, post-retirement and other post-employment benefits obligations and other—affiliate	1,010	374	2,507	(3,891)	—
Deferred income taxes—net	—	5	1,127	(1,132)	—
Deferred revenue	—	—	465	—	465
Other	21	19	595	—	635

Total liabilities	8,710	6,103	15,540	(10,153)	20,200
Stockholders’ (deficit) equity	(1,241)	2,749	1,185	(3,934)	(1,241)

Total liabilities and stockholders’ (deficit) equity	$7,469	$8,852	$16,725	$(14,087)	$18,959

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(140)	$421	$1,333	$27	$1,641

Investing activities:
Expenditures for property, plant and equipment and capitalized software	—	—	(717)	—	(717)
Proceeds from sales or maturities of investment securities	—	159	—	—	159
Purchases of investment securities	—	(821)	—	—	(821)
Changes in interest in investments managed by QSC	(15)	187	(172)	—	—
Cash infusion to subsidiaries	—	(321)	—	321	—
Net decrease (increase) in short-term affiliate loans	—	923	16	(939)	—
Dividends received from subsidiaries	—	1,150	—	(1,150)	—

Cash (used for) provided by investing activities	(15)	1,277	(873)	(1,768)	(1,379)

Financing activities:
Proceeds from long-term borrowings	775	—	—	—	775
Repayments of long-term borrowings, including current maturities	(525)	(960)	(520)	—	(2,005)
Net (repayments of) proceeds from short-term affiliate borrowings	(16)	(923)	—	939	—
Proceeds from issuances of common stock	17	—	—	—	17
Dividends paid	(277)	—	—	—	(277)
Cash infusion from parent	—	—	321	(321)	—
Dividends paid to parent	—	—	(1,150)	1,150	—
Early retirement of debt costs	—	(40)	—	—	(40)
Other	20	—	(13)	(27)	(20)

Cash (used for) provided by financing activities	(6)	(1,923)	(1,362)	1,741	(1,550)

Cash and cash equivalents:
Decrease in cash and cash equivalents	(161)	(225)	(902)	—	(1,288)
Beginning balance	194	987	1,225	—	2,406

Ending balance	$33	$762	$323	$—	$1,118

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(126)	$639	$1,128	$21	$1,662

Investing activities:
Expenditures for property, plant and equipment and capitalized software	—	—	(682)	—	(682)
Proceeds from sales or maturities of investment securities	—	5	—	—	5
Changes in interest in investments managed by QSC	(1)	8	(7)	—	—
Net (increase) decrease in short-term affiliate loans	—	(406)	15	391	—
Dividends received from subsidiaries	640	1,200	—	(1,840)	—
Cash infusion to subsidiaries	—	(706)	—	706	—
Other	—	—	(7)	—	(7)

Cash provided by (used for) investing activities	639	101	(681)	(743)	(684)

Financing activities:
Proceeds from long-term borrowings	—	—	738	—	738
Repayments of long-term borrowings, including current maturities	(230)	—	(18)	—	(248)
Net (repayments of) proceeds from short-term affiliate borrowings	(43)	322	112	(391)	—
Proceeds from issuances of common stock	34	—	—	—	34
Dividends paid	(274)	—	—	—	(274)
Cash infusion from parent	—	—	706	(706)	—
Dividends paid to parent	—	(640)	(1,200)	1,840	—
Other	18	2	4	(21)	3

Cash (used for) provided by financing activities	(495)	(316)	342	722	253

Cash and cash equivalents:
Increase in cash and cash equivalents	18	424	789	—	1,231
Beginning balance	—	307	258	—	565

Ending balance	$18	$731	$1,047	$—	$1,796

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

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

On April 21, 2010, we entered into a merger agreement whereby CenturyLink, Inc. (“CenturyLink”) will acquire us in a tax-free, stock-for-stock transaction. Under the terms of the agreement, our stockholders will receive 0.1664 shares of CenturyLink common stock for each share of our common stock they own at closing. Based on our and CenturyLink’s number of outstanding shares as of the date of the merger agreement, at closing CenturyLink shareholders are expected to own approximately 50.5% and our stockholders are expected to own approximately 49.5% of the combined company. On July 15, 2010, we received notification from the Department of Justice and the Federal Trade Commission that we received early termination under the Hart-Scott-Rodino Act, and as such have clearance from a federal antitrust perspective to proceed with the merger. Completion of this transaction remains subject to approval by the stockholders of both companies, various federal and state regulatory approvals as well as other customary closing conditions. Stockholders of each company will be asked to vote on the merger at special meetings scheduled for August 24, 2010. We anticipate closing this transaction in the first half of 2011. If the merger agreement is terminated under certain circumstances, we may be obligated to pay CenturyLink a termination fee of $350 million.

As of June 30, 2010, we had recognized $28 million of expenses associated with our activities surrounding the proposed CenturyLink merger. In addition, we recognized a $21 million gain due to a change in the fair value of the embedded option in our convertible debt due to the disqualification of the option for equity treatment because of a requirement in the merger agreement to redeem this debt for cash. See Note 1—Basis of Presentation to our condensed consolidated financial statements in Item 1 of Part I of this report for additional information regarding the change in accounting for our convertible debt. We have not recognized certain other expenses that are contingent on completion of the merger. These expenses include approximately $35 million of financial advisory fees and an undetermined amount of compensation expense comprised of retention bonuses, severance and stock compensation for stock awards that will vest in connection with the merger. These contingent expenses will be recognized in our consolidated financial statements in the period in which the merger occurs. The final amount of compensation expense to be recognized is partially dependent upon personnel decisions that will be made as part of the integration planning occurring now through the merger date. These amounts may be material.

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

These definitions reflect changes primarily to reclassify expenses for: rent and utilities incurred by our network operations and data centers; fleet; network and supply chain management; and insurance and risk management from general, administrative and other operating expenses to cost of sales, where these expenses are more aligned with how we now manage our segments. We believe these changes allow users of our financial statements to better understand our expense structure. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. These changes resulted in the reclassification of $94 million and $180 million from the general, administrative and other operating expenses and selling expenses categories to cost of sales for the three and six months ended June 30, 2009, respectively.

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

•

Data integration, which is telecommunications equipment we sell that is located on customers’ premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers.

With respect to the three and six months ended June 30, 2009, we used a fourth category of products and services called Qwest-branded wireless services. Until October 31, 2009, we provided wireless services through our mass markets segment under an arrangement with a wireless services provider.

Segment results presented in this Item 2 and in Note 11—Segment Information to our condensed consolidated financial statements in Item 1 of Part I of this report are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

In 2010, certain previously unallocated expenses were included in the information our CODM uses to evaluate the performance of each segment and certain revenue and expenses were realigned based on changes in how we manage our business. The majority of our cost of sales and selling expenses are incurred directly by or allocated to our segments based on an activity based costing methodology. As a result of these changes, we have reclassified and reallocated certain prior year revenue, expense, access line and subscriber amounts presented in our Quarterly Report on Form 10-Q for the three months ended June 30, 2009 to conform to the current period presentation.

We have updated our methodology for counting our subscribers and access lines where we provide the services. We now count broadband subscribers and access lines when we earn revenue associated with them and include only those access lines that we provide services to external customers and exclude lines used solely by us and our affiliates. Our new methodology also excludes business and wholesale markets customers from our broadband subscribers.

We have also updated our methodology for counting our partnership based video and wireless subscribers. We now count these subscribers when we earn revenue associated with them, regardless of whether we actually bill the subscribers for the services. Our new methodology also excludes business and wholesale markets customers from our wireless subscribers. Beginning in mid-2009 we began to earn an ongoing commission associated with video customers that we no longer bill so long as they remain active customers of DIRECTV. Because of the change in this commission we have begun to include them in our subscriber counts. We use this same methodology for our wireless subscribers. This methodology change has increased our video subscribers by approximately 57,000 at the end of the first quarter of 2010 and an additional 3,000 subscribers at the end of the second quarter of 2010. We believe the methodology updates described above align our subscribers and access lines with our revenue and better reflect our ongoing operations.

We have restated our subscribers and access lines reported as of June 30, 2009 to conform to the current period presentation. The table below quantifies these changes by segment:

	June 30, 2009
	Business Markets	Mass Markets	Wholesale Markets	Total
	(in thousands)
Previously reported access lines	2,526	7,288	1,075	10,889
Affiliates and us	(462)	—	—	(462)
Alignment to billed units	3	22	32	57

Currently reported access lines	2,067	7,310	1,107	10,484

Previously reported broadband subscribers	—	2,923	—	2,923
Excluding business and wholesale customers	—	(148)	—	(148)
Alignment to billed units	—	(34)	—	(34)

Currently reported broadband subscribers	—	2,741	—	2,741

Previously reported video subscribers	—	853	—	853
Alignment to billed units	—	4	—	4

Currently reported video subscribers	—	857	—	857

Previously reported wireless subscribers	—	763	—	763
Excluding business and wholesale customers	—	(1)	—	(1)
Alignment to billed units	—	(24)	—	(24)

Currently reported wireless subscribers	—	738	—	738

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto in Item 1 of Part I of this report. Unless otherwise noted below, discussions related to changes in revenue and expenses are applicable to both the three and six months ended June 30, 2010.

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

Results of Operations

Overview

The following table summarizes our results of operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions except per share amounts)
Operating revenue by category:
Strategic and legacy services:
Strategic services	$1,112	$1,046	$66	6%	$2,210	$2,093	$117	6%
Legacy services	1,570	1,790	(220)	(12)%	3,204	3,659	(455)	(12)%

Total strategic and legacy services	2,682	2,836	(154)	(5)%	5,414	5,752	(338)	(6)%
Qwest-branded wireless services	—	33	(33)	nm	—	88	(88)	nm
Data integration	142	132	10	8%	277	256	21	8%

Total segment revenue	2,824	3,001	(177)	(6)%	5,691	6,096	(405)	(7)%
Other revenue (primarily USF surcharges)	106	89	17	19%	205	167	38	23%

Total operating revenue	2,930	3,090	(160)	(5)%	5,896	6,263	(367)	(6)%

Operating expenses	2,421	2,599	(178)	(7)%	4,819	5,223	(404)	(8)%

Operating income	509	491	18	4%	1,077	1,040	37	4%
Other expense—net	243	274	(31)	(11)%	564	525	39	7%

Income before income taxes	266	217	49	23%	513	515	(2)	0%
Income tax expense	108	5	103	nm	317	97	220	nm

Net income	$158	$212	$(54)	(25)%	$196	$418	$(222)	(53)%

Earnings per common share:
Basic	$0.09	$0.12	$(0.03)	(25)%	$0.11	$0.24	$(0.13)	(54)%
Diluted	$0.09	$0.12	$(0.03)	(25)%	$0.11	$0.24	$(0.13)	(54)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

The following table summarizes some of our key operational measures as of June 30, 2010 and 2009:

	June 30,
	2010	2009	Increase/ (Decrease)	% Change
	(in thousands except employees)
Employees	29,221	31,509	(2,288)	(7)%
Total access lines(1)	9,387	10,484	(1,097)	(10)%

(1)	We have updated our methodology for counting our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

Operating Revenue

Although strategic services revenue increased primarily due to increased volumes in Qwest iQ Networking®, a decrease in legacy services and Qwest-branded wireless services revenue resulted in lower total operating revenue. Strategic services revenue also increased due to higher broadband revenue resulting from an increase in subscribers as well as increased volumes in our private line services. Verizon Wireless services revenue also increased as we completed our transition to selling Verizon Wireless services from Qwest-branded wireless services.

Legacy services revenue decreased as a result of lower local services revenue due to access line losses resulting from competitive pressures, along with product substitution. Lower demand for our long-distance services, traditional WAN services and access services, due to customer migration, product substitution and increased competition, also contributed to the decrease in our legacy services revenue.

We stopped selling Qwest-branded wireless services in October 2009 due to our transition to selling Verizon Wireless services. We recognize revenue from Verizon Wireless services on a net basis and categorize this revenue as strategic services revenue, whereas we recognized revenue from Qwest-branded wireless services on a gross basis and categorized this revenue as a separate category of revenue. Due to the transition to selling Verizon Wireless services, we recognized no revenue from Qwest-branded wireless services in the six months ended June 30, 2010 and will not recognize any revenue from these services in future periods. This transition has resulted in lower wireless services revenue, but has favorably impacted our overall profitability.

Revenue from data integration increased primarily due to professional services for installation of customer premise equipment.

Other revenue, primarily USF surcharges, which we account for on a gross basis, increased primarily due to an increase in the USF contribution factor mandated by the Federal Communications Commission (“FCC”). We passed along this increase to our customers to align our USF revenue with our USF expenses.

Operating Expenses

The following table provides further detail regarding our total operating expenses for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization)	$940	$1,028	$(88)	(9)%	$1,881	$2,042	$(161)	(8)%
Selling	428	493	(65)	(13)%	868	1,036	(168)	(16)%
General, administrative and other operating	505	500	5	1%	977	994	(17)	(2)%
Depreciation and amortization	548	578	(30)	(5)%	1,093	1,151	(58)	(5)%

Total operating expenses	$2,421	$2,599	$(178)	(7)%	$4,819	$5,223	$(404)	(8)%

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales decreased primarily due to decreased facilities expenses as a result of both lower rates and lower volumes for long-distance service, the migration of our wireless customers from our Qwest-branded wireless services as well as cost optimization. Cost of sales also decreased due to lower salaries and wages related to employee reductions in our network operations as we continue to manage our workforce to our workload. These decreases were partially offset by an increase in equipment sales expense related to data integration and an increase in professional fees.

Selling Expenses

Selling expenses decreased due to lower bad debt expense, decreased employee-related expenses for salaries, wages and severance related to prior period employee reductions and decreased internal commissions driven by lower sales headcount. A reduction of marketing and advertising expenses due to the migration to using internal sales call centers from using third-party sales call centers also decreased selling expenses. In addition, lower professional fees and external commissions also reduced selling expenses. These decreases in expenses were partially offset by a legal settlement.

General, Administrative and Other Operating Expenses

General, administrative and other operating expenses for the three months ended June 30, 2010 increased due to expenses associated with our activities surrounding the proposed CenturyLink merger and increased taxes and fees primarily related to an increase in the USF contribution factor mandated by the FCC. These increases were partially offset by a decrease in pension and post-retirement benefits expenses and professional fees.

General, administrative and other operating expenses for the six months ended June 30, 2010 decreased primarily due to a decrease in pension and post-retirement benefits expenses and a reduction in professional fees. These decreases were partially offset by increases for expenses associated with our activities surrounding the proposed CenturyLink merger and increased taxes and fees primarily related to USF charges as a result of an increase in the FCC mandated USF contribution factor.

We expect to record combined pension and post-retirement benefits expenses of approximately $124 million in 2010 as compared to $196 million for 2009. The expected decrease in combined net periodic benefits expense in 2010 is primarily due to our decision to no longer provide pension benefit accruals for active management employees under our qualified and non-qualified pension plans, the elimination of the qualified and non-qualified pension plan death benefits for certain eligible retirees and reduced interest cost, partially offset by an increase in actuarial losses. Pension and post-retirement benefits expenses are based on several assumptions, including discount rates and expected rates of return on plan assets that are set at December 31 of each year. Changes to our assumptions at December 31 may increase or decrease our expected combined net periodic benefits expenses beyond 2010. For additional information on our pension and post-retirement benefit plans, see Note 8—Employee Benefits to our condensed consolidated financial statements in Item 1 of Part I of this report.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Depreciation and amortization:
Depreciation	$485	$518	$(33)	(6)%	$968	$1,032	$(64)	(6)%
Amortization	63	60	3	5%	125	119	6	5%

Total depreciation and amortization	$548	$578	$(30)	(5)%	$1,093	$1,151	$(58)	(5)%

Lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002 have decreased our depreciation expense. If we do not significantly shorten our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease for the foreseeable future. Amortization expense was higher due to increases in internally developed capitalized software.

Effective January 1, 2010, we changed our estimates of the economic lives of certain telecommunications equipment assets. These changes resulted in additional depreciation expense of approximately $12 million and $25 million for the three and six months ended June 30, 2010, respectively, when compared to the three and six months ended June 30, 2009 and will result in additional depreciation expense of approximately $50 million for the year ending December 31, 2010 when compared to the year ended December 31, 2009.

Other Consolidated Results

The following table provides detail regarding other expense (income)—net and income tax expense for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	$265	$276	$(11)	(4)%	$544	$536	$8	1%
Loss on early retirement of debt	—	—	—	—%	42	—	42	nm
Other—net	(22)	(2)	20	nm	(22)	(11)	11	100%

Total other expense (income)—net	$243	$274	$(31)	(11)%	$564	$525	$39	7%

Income tax expense	$108	$5	$103	nm	$317	$97	$220	nm

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other Expense (Income)—Net

Interest expense on long-term borrowings and capital leases—net decreased for the three months ended June 30, 2010 compared to the same period in 2009 primarily due to debt maturities and early retirement of debt, partially offset by interest on new debt.

Interest expense on long-term borrowings and capital leases—net increased for the six months ended June 30, 2010 compared to the same period in 2009 primarily due to new debt issuances, partially offset by debt maturities and early retirement of debt.

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

Other—net includes, among other things, interest income, income tax penalties, other interest expense (such as interest on income taxes), gains or losses on investments and gains or losses on the embedded option in our convertible debt. The change in other—net for the three and six months ended June 30, 2010 compared to the same period in 2010 is primarily due to a $21 million gain on our embedded option in our convertible debt. This non cash gain was primarily due to a reduction in historical stock price volatility and remaining option term, partially offset by a reduction in the exercise price due to dividend adjustment and share price increase. For additional information, see Note 3—Fair Value of Financial Instruments.

Income Tax Expense

Income tax expense for the six months ended June 30, 2010 increased by $113 million as a result of the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Among other things, these laws will disallow federal income tax deductions for retiree prescription drug benefits to the extent we receive reimbursements for those benefits under the Medicare Part D program. Although this tax increase does not take effect until 2013, under accounting principles generally accepted in the U.S. we recognize the full accounting impact in the period in which the laws are enacted. The enactment of these tax law changes increased our effective income tax rate to 62% for the six months ended June 30, 2010. During the three months ended June 30, 2009, we recognized $86 million of previously unrecognized tax benefits on uncertain tax positions and favorable income tax settlements related to prior years, which decreased our effective income tax rate to 2% and 19% for the three and six months ended June 30, 2009, respectively.

We had previously estimated and reported that our expected on-going income tax rate would be approximately 39%, but due largely to the loss of the Medicare subsidy permanent item we now estimate that our on-going expected effective income tax rate will be in the range of approximately 39% to 41%. However, in the near-term, our effective tax rate could be significantly impacted by fluctuations in the value of the embedded option on our stock in our convertible notes and by costs associated with activities surrounding the CenturyLink merger. Certain costs associated with the extinguishment of our convertible notes or activities surrounding the CenturyLink merger are not deductible for income tax purposes. As such, the projected differences between the expenses, gains, or losses recorded in our consolidated financial statements and the amounts that may ultimately be deductible on our tax returns will cause our effective tax rate to be higher or lower than our expected on-going effective income tax rate range of approximately 39% to 41%. For the three and six months ended June 30, 2010, the impacts of these two differences largely offset one another.

Segment Results

The following table summarizes our segment results for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Total segment revenue	$2,824	$3,001	$(177)	(6)%	$5,691	$6,096	$(405)	(7)%
Total segment expenses	1,368	1,509	(141)	(9)%	2,749	3,064	(315)	(10)%

Total segment income	$1,456	$1,492	$(36)	(2)%	$2,942	$3,032	$(90)	(3)%

Total segment margin percentage	52%	50%	2%		52%	50%	2%
Business markets:
Revenue	$1,002	$1,002	$—	—%	$2,001	$2,003	$(2)	—%
Expenses	613	607	6	1%	1,212	1,226	(14)	(1)%

Income	$389	$395	$(6)	(2)%	$789	$777	$12	2%

Margin percentage	39%	39%	—%		39%	39%	—%

Mass markets:
Revenue	$1,163	$1,269	$(106)	(8)%	$2,346	$2,594	$(248)	(10)%
Expenses	541	622	(81)	(13)%	1,097	1,259	(162)	(13)%

Income	$622	$647	$(25)	(4)%	$1,249	$1,335	$(86)	(6)%

Margin percentage	53%	51%	2%		53%	51%	2%

Wholesale markets:
Revenue	$659	$730	$(71)	(10)%	$1,344	$1,499	$(155)	(10)%
Expenses	214	280	(66)	(24)%	440	579	(139)	(24)%

Income	$445	$450	$(5)	(1)%	$904	$920	$(16)	(2)%

Margin percentage	68%	62%	6%		67%	61%	6%

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

The following table reconciles segment revenue to total operating revenue and segment expenses to total operating expenses for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010				Three Months Ended June 30, 2009
	Business Markets	Mass Markets	Wholesale Markets	Total Segment	Business Markets	Mass Markets	Wholesale Markets	Total Segment
	(Dollars in millions, access lines in thousands)
Segment revenue:
Strategic services	$426	$368	$318	$1,112	$392	$347	$307	$1,046
Legacy services	434	795	341	1,570	478	889	423	1,790

Total strategic and legacy services	860	1,163	659	2,682	870	1,236	730	2,836
Data integration	142	—	—	142	132	—	—	132
Qwest-branded wireless services	—	—	—	—	—	33	—	33

Total segment revenue	$1,002	$1,163	$659	2,824	$1,002	$1,269	$730	3,001

Other revenue (primarily USF surcharges)				106				89

Total operating revenue				$2,930				$3,090

Segment expenses:
Data integration	$101	$—	$—	$101	$95	$—	$—	$95
Customer service	23	73	11	107	28	98	24	150
Facilities	197	31	123	351	198	47	164	409
Segment overhead	38	16	9	63	30	19	12	61
Network, engineering and other operating	95	250	50	395	97	265	56	418
Customer acquisition and provisioning	159	171	21	351	159	193	24	376

Total segment expenses	$613	$541	$214	1,368	$607	$622	$280	1,509

Unassigned expenses (primarily general and administrative)				505				512
Depreciation and amortization				548				578

Total operating expenses				$2,421				$2,599

Total access lines(1)	1,942	6,457	988	9,387	2,067	7,310	1,107	10,484

(1)	We have updated our methodology for counting our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

The following table reconciles segment revenue to total operating revenue and segment expenses to total operating expenses for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30, 2010				Six Months Ended June 30, 2009
	Business Markets	Mass Markets	Wholesale Markets	Total Segment	Business Markets	Mass Markets	Wholesale Markets	Total Segment
	(Dollars in millions, access lines in thousands)
Segment revenue:
Strategic services	$843	$733	$634	$2,210	$777	$696	$620	$2,093
Legacy services	881	1,613	710	3,204	970	1,810	879	3,659

Total strategic and legacy services	1,724	2,346	1,344	5,414	1,747	2,506	1,499	5,752
Data integration	277	—	—	277	256	—	—	256
Qwest-branded wireless services	—	—	—	—	—	88	—	88

Total segment revenue	$2,001	$2,346	$1,344	5,691	$2,003	$2,594	$1,499	6,096

Other revenue (primarily USF surcharges)				205				167

Total operating revenue				$5,896				$6,263

Segment expenses:
Data integration	$198	$—	$—	$198	$178	$—	$—	$178
Customer service	51	155	26	232	56	210	55	321
Facilities	387	73	250	710	399	104	337	840
Segment overhead	69	32	20	121	63	36	24	123
Network, engineering and other operating	189	495	103	787	198	517	114	829
Customer acquisition and provisioning	318	342	41	701	332	392	49	773

Total segment expenses	$1,212	$1,097	$440	2,749	$1,226	$1,259	$579	3,064

Unassigned expenses (primarily general and administrative)				977				1,008
Depreciation and amortization				1,093				1,151

Total operating expenses				$4,819				$5,223

Total access lines(1)	1,942	6,457	988	9,387	2,067	7,310	1,107	10,484

(1)	We have updated our methodology for counting our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

Business Markets

The following table summarizes some of the key financial measures for our business markets segment for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Revenue:
Strategic services	$426	$392	$34	9%	$843	$777	$66	8%
Legacy services	434	478	(44)	(9)%	881	970	(89)	(9)%

Total strategic and legacy services	860	870	(10)	(1)%	1,724	1,747	(23)	(1)%
Data integration	142	132	10	8%	277	256	21	8%

Total revenue	1,002	1,002	—	—%	2,001	2,003	(2)	—%

Expenses:
Data integration	101	95	6	6%	198	178	20	11%
Customer service	23	28	(5)	(18)%	51	56	(5)	(9)%
Facilities	197	198	(1)	(1)%	387	399	(12)	(3)%
Segment overhead	38	30	8	27%	69	63	6	10%
Network, engineering and other operating	95	97	(2)	(2)%	189	198	(9)	(5)%
Customer acquisition and provisioning	159	159	—	—%	318	332	(14)	(4)%

Total expenses	613	607	6	1%	1,212	1,226	(14)	(1)%

Income	$389	$395	$(6)	(2)%	$789	$777	$12	2%

Margin percentage	39%	39%	—%		39%	39%	—%

The following table summarizes the total access lines for our business markets segment as of June 30, 2010 and 2009:

	June 30,
	2010	2009	Increase/ (Decrease)	% Change
	(in thousands)
Total access lines(1)	1,942	2,067	(125)	(6)%

(1)	We have updated our methodology for counting our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

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

Revenue

Strategic services revenue was 42% and 39% of our total business markets revenue for the six months ended June 30, 2010 and 2009, respectively. Revenue from strategic services increased due to increased volumes in Qwest iQ Networking®.

Legacy services revenue was 44% and 48% of our total business markets revenue for the six months ended June 30, 2010 and 2009, respectively. Revenue from legacy services declined as a result of lower demand for our traditional WAN services as some customers migrated to our strategic services, including Qwest iQ Networking®. Lower local services revenue due to access line losses also resulted in decreased legacy services revenue.

Revenue from data integration increased primarily due to professional services, including network management, security and integration of customer premise equipment.

Expenses

Data integration expenses increased primarily due to increased sales.

Facilities expenses decreased due to decreased volumes in traditional WAN services, continued cost optimization and better domestic rates for long-distance services, partially offset by increased volumes in Qwest iQ Networking® .

Segment overhead increased due to a legal settlement.

Network, engineering and other operating expenses decreased due to reduced headcount in maintenance and operations support and lower third-party support expenses as we continue to adjust our workforce as we improve our workforce productivity.

Customer acquisition and provisioning expenses decreased as we increased productivity attributable to lower sales headcount, partially offset by increased expenses associated with short-term sales incentives.

Income

Our income for the three months ended June 30, 2010 would have grown as compared to the same period in 2009 if not for the effect of the legal settlement noted above as we continued to reduce maintenance, operations and sales headcount and optimized facilities expenses in an effort to improve our overall cost efficiency. Despite this legal settlement, intense competition and continued unstable general economic conditions, we were able to grow income, and maintain margin percentage of 39%, for the six months ended June 30, 2010 as compared to the same period in 2009 as a result of our continued focus on strategic services and managing costs.

Mass Markets

The following table summarizes some of the key financial measures for our mass markets segment for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Revenue:
Strategic services	$368	$347	$21	6%	$733	$696	$37	5%
Legacy services	795	889	(94)	(11)%	1,613	1,810	(197)	(11)%

Total strategic and legacy services	1,163	1,236	(73)	(6)%	2,346	2,506	(160)	(6)%
Qwest-branded wireless services	—	33	(33)	nm	—	88	(88)	nm

Total revenue	1,163	1,269	(106)	(8)%	2,346	2,594	(248)	(10)%

Expenses:
Customer service	73	98	(25)	(26)%	155	210	(55)	(26)%
Facilities	31	47	(16)	(34)%	73	104	(31)	(30)%
Segment overhead	16	19	(3)	(16)%	32	36	(4)	(11)%
Network, engineering and other operating	250	265	(15)	(6)%	495	517	(22)	(4)%
Customer acquisition and provisioning	171	193	(22)	(11)%	342	392	(50)	(13)%

Total expenses	541	622	(81)	(13)%	1,097	1,259	(162)	(13)%

Income	$622	$647	$(25)	(4)%	$1,249	$1,335	$(86)	(6)%

Margin percentage	53%	51%	2%		53%	51%	2%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

The following table summarizes some of the key operational measures for our mass markets segment as of June 30, 2010 and 2009:

	June 30,
	2010	2009	Increase/ (Decrease)	% Change
	(in thousands)
Broadband subscribers(1)	2,859	2,741	118	4%
Video subscribers(1)	951	857	94	11%
Wireless subscribers(1)	982	738	244	33%
Access lines(1)	6,457	7,310	(853)	(12)%

(1)	We have updated our methodology for counting our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

The financial results for our mass markets segment continue to be impacted by several significant trends, which are described below.

•

Strategic services. We continue to focus on increasing subscribers of our broadband services in our mass markets segment. We reached approximately 2.9 million broadband subscribers at June 30, 2010 compared to over 2.7 million at June 30, 2009. We believe the ability to continually increase connection speeds is competitively important. As a result, we continue to invest in our fiber to the node, or FTTN, deployment, which we launched to meet customer demand for higher broadband speeds. In addition to the FTTN deployment, we continue to expand our product offerings and enhance our marketing efforts as we compete in a competitive and maturing market in which a significant portion of consumers already have broadband services. We expect these efforts will improve our ability to compete and grow our broadband subscribers.

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

•

Wireless revenue and expenses. In April 2008, we signed a five-year agreement with Verizon Wireless to market and sell its wireless services under its brand name. We began selling these services in the third quarter of 2008. Until October 31, 2009, we also provided Qwest-branded wireless services under an arrangement with a different wireless services provider. We recognize revenue from Verizon Wireless services on a net basis, whereas we recognized revenue from Qwest-branded wireless services on a gross basis. This difference in the treatment of revenue results in lower revenue and lower expenses (such as lower equipment sales expense, lower bad debt expense and elimination of customer care and facilities expenses) with respect to Verizon Wireless services when compared to Qwest-branded wireless services. We categorize revenue from Verizon Wireless services as strategic services revenue and revenue from Qwest-branded wireless services as a separate category of revenue.

Revenue

Strategic services revenue represented 31% of total revenue for the six months ended June 30, 2010 as compared to 27% for the six months ended June 30, 2009. Strategic services revenue increased primarily due to an increase in the volume of broadband subscribers and a product mix which favorably impacted our rates on broadband services. The increase in strategic services revenue was also a result of an increase in Verizon Wireless services revenue as we completed our transition to selling Verizon Wireless services.

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

Expenses

Customer service expenses decreased due to lower bad debt expense resulting from our transition to selling Verizon Wireless services and our reduction in revenue. We also reduced customer service expenses as our reduction in customers led to the closure of a billing and collections center and an operator agent center.

Facilities expenses decreased as we stopped selling Qwest-branded wireless services in October 2009 and completed our transition to selling Verizon Wireless services.

Network, engineering and other operating expenses decreased due to employee reductions in our network operations as we continue to adjust our workforce to reflect our workload.

Customer acquisition and provisioning expenses decreased as sales volumes declined as we have tried to make our sales process more efficient through sales headcount reductions. Migration to using internal sales call centers from using third-party sales call centers and reduced spending associated with direct mail and media have further improved our sales and marketing expenses.

Income

Expense reductions due to reduced customer service, customer acquisition and provisioning, network workforce, and our transition to selling Verizon Wireless services improved our margin percentage by approximately two percentage points to 53% for the six months ended June 30, 2010 when compared to 51% for the six months ended June 30, 2009. We continue to experience income pressure as a result of access line losses, driven by intense competition and product substitution.

Wholesale Markets

The following table summarizes some of the key financial measures for our wholesale markets segment for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Revenue:
Strategic services	$318	$307	$11	4%	$634	$620	$14	2%
Legacy services	341	423	(82)	(19)%	710	879	(169)	(19)%

Total revenue	659	730	(71)	(10)%	1,344	1,499	(155)	(10)%

Expenses:
Customer service	11	24	(13)	(54)%	26	55	(29)	(53)%
Facilities	123	164	(41)	(25)%	250	337	(87)	(26)%
Segment overhead	9	12	(3)	(25)%	20	24	(4)	(17)%
Network, engineering and other operating	50	56	(6)	(11)%	103	114	(11)	(10)%
Customer acquisition and provisioning	21	24	(3)	(13)%	41	49	(8)	(16)%

Total expenses	214	280	(66)	(24)%	440	579	(139)	(24)%

Income	$445	$450	$(5)	(1)%	$904	$920	$(16)	(2)%

Margin percentage	68%	62%	6%		67%	61%	6%

The following table summarizes the total access lines for our wholesale markets segment as of June 30, 2010 and 2009:

	June 30,
	2010	2009	Increase/ (Decrease)	% Change
	(in thousands)
Total access lines(1)	988	1,107	(119)	(11)%

(1)	We have updated our methodology for counting our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

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

•

Long-distance services revenue. We continue to take a disciplined approach to long-distance profitability; however, revenue continues to decline as a result of customer migration to more technologically advanced services, declining demand for traditional voice services and industry consolidation.

Revenue

Our total revenue was negatively impacted by industry consolidation, price compression, and our customers’ optimization of their cost structures. Strategic services revenue was 47% and 41% of our total wholesale markets revenue for the six months ended June 30, 2010 and 2009, respectively. Strategic services revenue increased slightly due to increased volumes in our private line services.

Legacy services revenue declined due to decreases in long-distance services revenue driven by: customer migration to more technologically advanced services; decreasing demand for traditional voice services; and industry consolidation. In addition, access and local services revenue declined due to access line loss, continued intense competition and declining demand for UNEs. Traditional WAN services also declined due to industry consolidation and customer migration to more advanced technology services.

Expenses

Customer service expenses decreased primarily due to: lower bad debt expense as a result of dispute settlements and corresponding reserve reductions; lower external commissions expenses in operator services due to decreased volumes; and increased productivity attributable to reduced headcount.

Facilities expenses decreased due to a decline in our long-distance services volumes and rates, as a result of declining demand for traditional voice services and the effects of industry consolidation.

Network, engineering and other operating expenses decreased as a result of employee reductions in our network operations as we continue to adjust our workforce to reflect our workload and lower repair expenses as we experienced a lower volume of repairs.

Customer acquisition and provisioning expenses decreased as we increased productivity through lower sales headcount, partially offset by an increase in expenses associated with increased sales volumes.

Income

Our margin percentage increased approximately six percentage points to 67% for the six months ended June 30, 2010 when compared to 61% for the six months ended June 30, 2009, due to a change in the mix of products and services and cost efficiencies. We continue to experience income pressure as a result of decreased access and local services and the impact of customer network optimization in strategic services.

Liquidity and Capital Resources

Near-Term View

We expect that our cash on hand and expected net cash generated by operating activities will exceed our cash needs over the next 12 months. At June 30, 2010, we held cash and cash equivalents and liquid, short-term investments totaling $1.779 billion and had $1.035 billion available under our currently undrawn revolving credit facility (referred to as the Credit Facility). During the six months ended June 30, 2010, we:

•

redeemed or repurchased $2.005 billion of debt, which includes a completed cash tender offer resulting in the purchase of approximately $960 million in aggregate principal amount of notes for $997 million; and

•	issued $800 million of debt for net proceeds of $775 million.

You can find additional information on these financing activities in Note 5—Borrowings to our condensed consolidated financial statements in Item 1 of Part I of this report.

During the 12 months ended June 30, 2010, our net cash generated by operating activities totaled $3.286 billion. For the coming 12 months, our expected financing and investing cash needs include:

•	$1.509 billion of maturing debt;

•	any premium paid in the tender offer for our 3.50% Convertible Senior Notes and any amounts in excess of their principal amount paid if any of these notes are converted;

•	capital expenditures of approximately $1 billion or less for the remaining six months of 2010;

•	capital expenditures of an as yet unknown amount in the first six months of 2011; and

•	quarterly dividends on our common stock of approximately $140 million per quarter.

The $1.509 billion of notes maturing in the coming 12 months includes $1.265 billion of our 3.50% Convertible Senior Notes. On July 13, 2010, we commenced a cash tender offer for the purchase of these notes. Upon the terms and subject to the conditions of the offer, holders of these notes who validly tender and do not validly withdraw their notes by August 12, 2010 will receive a cash purchase price between $1,000 and $1,170 per $1,000 principal amount of the notes, plus accrued and unpaid interest. This cash purchase price will be determined using a formula that is significantly based on the per share volume-weighted average price of our common stock between July 14 and August 10, 2010. Assuming all holders validly tender their notes, we could be required to pay an aggregate amount of cash equal to approximately $1.480 billion, which represents a premium of $215 million over the principal of the notes.

In addition, if any of our 3.50% Convertible Senior Notes are not tendered in the current tender offer, under the CenturyLink merger agreement, we are required to redeem for cash the remaining notes at a redemption price equal to 100% of the principal amount of the notes on November 20, 2010, and to exercise our right to pay cash in lieu of shares of our common stock if any holder exercises its conversion rights with respect to the convertible notes. As of July 30, 2010, the conversion price was $4.85, based on a conversion ratio of 206.3354 per $1,000 principal amount of notes. If a holder exercises his conversion rights, the holder will be entitled to a cash payment based on the then applicable conversion ratio and the average closing sale price of our common stock over a period of 20 consecutive trading days beginning on the third trading day following the date on which the holder exercises its right. Assuming an average share price of our common stock during this period of $5.62 (which was the closing share price on July 28, 2010) and a conversion ratio of 206.3354, and assuming no note holders tender their notes in the current tender offer and all note holders exercise their conversion rights in November, we would be required to pay approximately $1.467 billion in cash upon the conversion of the notes.

We have significant discretion in how we use our cash to pay for capital expenditures and for other costs of our business, as only a minority of our capital expenditures is dedicated to preservation activities or government mandates. We evaluate capital expenditure projects based on expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment. If we are not successful in maintaining or increasing our net cash generated by operating activities in the near term, we may use this discretion to decrease our capital expenditures, which may impact future years’ operating results and cash flows. Also, we lease certain facilities and equipment under various capital lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets. For the six months ended June 30, 2010, we entered into capital leases for approximately $55 million of assets, which allowed us to reduce our initial cash outlays. We may continue to use lease financing for some portion of our capital spending.

At June 30, 2010, our current liabilities exceeded our current assets by $424 million compared to $483 million as of December 31, 2009. Our working capital deficit decreased $59 million primarily due to earnings before depreciation, amortization and income taxes and net proceeds from our long term debt issuances, partially offset by early retirements of long term borrowings and capital expenditures.

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

As of June 30, 2010, we had $193 million in stock repurchases remaining under the $2 billion stock repurchase program that our Board of Directors authorized in October 2006. The repurchases were originally scheduled to be completed in 2008; however, our Board of Directors extended the timeframe to complete these repurchases for an undetermined period. We have not repurchased any stock under this program in 2010, and our merger agreement with CenturyLink prohibits us from repurchasing additional shares under this program without CenturyLink’s consent.

Long-Term View

We believe that cash provided by operations and our currently undrawn Credit Facility, combined with our current cash position, short-term investments and the likelihood that we will continue to have access to capital markets to refinance our debt as it matures, should allow us to meet our cash requirements for the foreseeable future. Our general policy is to refinance the debt maturities of our QC subsidiary and not to refinance other debt maturities.

Debt

We have a significant amount of debt maturing in the next several years, including $1.330 billion maturing in 2010 (including our 3.50% Convertible Senior Notes, which for the reasons discussed above we treat as maturing in 2010), $1.004 billion maturing in 2011, $1.500 billion maturing in 2012 and $750 million maturing in 2013. We believe that we will continue to have access to capital markets to refinance our debt as discussed above in the “Near-Term View.”

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

The Credit Facility also contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the legal matters discussed in Note 12 – Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In addition, to the extent that our earnings before interest, taxes, depreciation and amortization, or EBITDA (as defined in our debt covenants), is reduced by cash settlements or judgments relating to the matters discussed in that note, our debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected. This could reduce our liquidity and flexibility due to potential restrictions on drawing on our Credit Facility and potential restrictions on incurring additional debt under certain provisions of our debt agreements.

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

Historical View

The following table summarizes cash flow activities for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cash flows:
Provided by operating activities	$1,641	$1,662	$(21)	(1)%
Used for investing activities	1,379	684	695	102%
(Used for) provided by financing activities	(1,550)	253	1,803	nm

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Operating Activities

Cash provided by operating activities decreased primarily due to the decline in cash received from customers as a result of decreased revenue. This decrease was partially offset by lower payments for:

•	employee-related expenses resulting from one less pay period being paid in the six months ended June 30, 2010 as compared to the same period in 2009, and reduced headcount;

•	facilities expenses resulting from cost optimization, lower volumes and reduced rates, along with the transition to Verizon Wireless services from selling Qwest-branded wireless services; and

•	professional fees due to lower contracted labor and programming services.

Investing Activities

Cash used for investing activities increased primarily due to the purchases of short-term investment securities, along with increased capital expenditures. During the six months ended June 30, 2010, we purchased U.S. Treasury and U.S. government agency securities with maturities in excess of three months but less than one year on the date of our purchase. We classified these investments as held-to-maturity because we have the intent and ability to hold the securities until they mature. The increase in capital spending was due to a cautious investment climate in late 2008 and early 2009, increased spending on our strategic initiatives and timing of cash payments.

Financing Activities

For the six months ended June 30, 2010, we repaid $2.005 billion of long-term borrowings including current maturities, issued $800 million of new debt resulting in aggregate net proceeds of $775 million and paid $277 million in dividends.

For the six months ended June 30, 2009, we issued $811 million of new debt resulting in aggregate net proceeds of $738 million, paid $274 million in dividends and repaid $248 million of long-term borrowings including current maturities.

We were in compliance with all provisions and covenants of our borrowings as of June 30, 2010.

Letters of Credit

We maintain letter of credit arrangements with various financial institutions for up to $85 million. We had outstanding letters of credit of approximately $73 million as of June 30, 2010.

Credit Ratings

Following our announcement of our pending merger with CenturyLink:

(i)	Moody’s Investors Service placed the ratings of QCII and its subsidiaries under review for upgrade;

(ii)	Standard & Poor’s placed Qwest’s corporate credit rating and the ratings of QCII and QCF on “CreditWatch” with positive implications, meaning that S&P could affirm or upgrade the rating after it completes its review, and placed QC’s rating on “CreditWatch” with developing implications, meaning that S&P could raise or lower the rating; and

(iii)	Fitch Ratings affirmed its previous rating of BBB- with a stable outlook for QC and placed the ratings of QCII and QCF on “Rating Watch Positive,” meaning that there is a heightened probability of a potential upgrade.

Risk Management

We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We currently use derivative financial instruments to manage our interest rate risk exposure on our debt and we may continue to employ them in the future.

There were no material changes to market risks arising from changes in interest rates for the six months ended June 30, 2010, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

As previously discussed, our merger agreement with CenturyLink obligates us to redeem our 3.50% Convertible Senior Notes in cash during the fourth quarter of 2010. These notes contain an embedded written option on our stock, which is accounted for as a liability due to this obligation. We are therefore exposed to market risk associated with our stock price. A hypothetical 10% increase in our June 30, 2010 stock price of $5.25 would have resulted in a decrease of $112 million in our net income for the three months ended June 30, 2010 from $158 million to $46 million. Conversely, a hypothetical 10% decrease in our June 30, 2010 stock price would have resulted in an increase of $82 million in our net income for the three months ended June 30, 2010 from $158 million to $240 million. These estimates are based upon our Black-Scholes valuation model and June 30, 2010 inputs, except for changing the stock price. The ultimate income or expense recognized during 2010 for the embedded option, as well as cash required to settle the notes, is dependent upon our stock price during the settlement period, the number of notes tendered early under our outstanding tender offer and the ultimate conversion value of the notes, which will be adjusted, if or when, dividends are declared in the future. The ultimate net income impact from settling the embedded option may be materially different from the amount recognized during the three and six months ended June 30, 2010 and the amounts disclosed above.

Off-Balance Sheet Arrangements

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging, research and development services, or other relationships that expose us to any significant liabilities that are not reflected on the face of the condensed consolidated financial statements. There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the six months ended June 30, 2010, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2010. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the second quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The completion of the CenturyLink merger is subject to certain closing conditions, including the approval of CenturyLink’s and our stockholders, the absence of injunctions or other legal restrictions and the absence of a material adverse effect on either company. In addition, the merger remains subject to approvals from the Federal Communications Commission, or FCC, and several state public service or public utility commissions or other similar state regulators. These regulatory entities could impose requirements or obligations as conditions for their approvals. Despite our best efforts, we may not be able to satisfy the various closing conditions and obtain the necessary approvals. In addition, any required conditions to these approvals could adversely affect the combined company or could result in the delay or abandonment of the merger.

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

As described in Note 12—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, the KPNQwest matters present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters have sought billions of dollars in damages. In addition, the outcome of one or more of these matters could have a negative impact on the outcomes of the other matters. We continue to defend against these matters vigorously and are currently unable to provide any estimate as to the timing of their resolution.

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

We continue to carry significant debt. As of June 30, 2010, our consolidated debt was approximately $13.1 billion. Approximately $4.6 billion of our debt obligations comes due over the next three years. This amount includes $1.265 billion of our 3.50% Convertible Senior Notes, which we expect to purchase for cash pursuant to an outstanding cash tender offer or to redeem for cash on or after November 20, 2010. Before any such redemption, holders of these notes who do not tender their notes may require us to repurchase their notes for cash on November 15, 2010 or may elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate the future condition of our company, the credit markets or the economy generally. We may have unexpected costs and liabilities, and we may have limited access to financing. In addition, it is the current expectation of our Board of Directors that we will continue to pay a quarterly cash dividend. Cash used by us to pay dividends will not be available for other purposes, including the repayment of debt.

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

The capital markets often experience extreme price and volume fluctuations. The overall market and the trading price of our securities may fluctuate greatly. The trading price of our securities may be significantly affected by various factors, including:

•	our pending merger with CenturyLink;

•	quarterly fluctuations in our operating results;

•	changes in investors’ and analysts’ perception of the business risks and conditions of our business;

•	broader market fluctuations;

•	general economic or political conditions;

•	acquisitions and financings including the issuance of substantial number of shares of our common stock as consideration in acquisitions;

•	the high concentration of shares owned by a few investors;

•

sale of a substantial number of shares held by the existing shareholders in the public market, including shares issued upon exercise of outstanding options or upon the conversion of our convertible notes; and

•	general conditions in the telecommunications industry, including regulatory developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock or shares surrendered to satisfy tax obligations during the second quarter of 2010:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)

Period
April 2010	1,855	$5.28	—	$193,126,784
May 2010	12,836	$5.20	—	$193,126,784
June 2010	20,913	$5.30	—	$193,126,784

Total	35,604		—

(1)	Amounts represent shares of common stock delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our Equity Incentive Plan.
(2)	In October 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock. The repurchases were originally scheduled to be completed in 2008; however, our Board of Directors extended the timeframe to complete these repurchases for an undetermined period. As of June 30, 2010, we had repurchased a total of $1.807 billion of common stock under this program. Our merger agreement with CenturyLink prohibits us from repurchasing additional shares under this program without CenturyLink’s consent.

ITEM 6. EXHIBITS

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description

(2.1)	Agreement and Plan of Merger, dated April 21, 2010, by and among Qwest Communications International Inc., CenturyTel, Inc. and SB44 Acquisition Company (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on April 22, 2010, File No. 001-15577).

(3.1)	Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).

(3.2)	Certificate of Amendment of Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).

(3.3)	Amended and Restated Bylaws of Qwest Communications International Inc., adopted as of July 1, 2002 and amended as of May 25, 2004 and December 14, 2006 (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 18, 2006, File No. 001-15577).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.4)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.5)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as trustee (incorporated by reference to U S WEST’s Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).

(4.6)	Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.7)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as trustee (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).

(4.8)	Officer’s Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/ 8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

Exhibit Number	Description

(4.9)	Indenture, dated as of December 26, 2002, between Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).

(4.10)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.11)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.12)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.13)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001- 15577).

(4.14)	Indenture, dated as of February 5, 2004, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.15)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.16)	Second Supplemental Indenture, dated November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed on November 23, 2004, File No. 001-03040).

(4.17)	First Supplemental Indenture, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.18)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

Exhibit Number	Description

(4.19)	Second Supplemental Indenture, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.20)	Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.21)	First Supplemental Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.22)	First Supplemental Indenture, dated as of November 16, 2005, by and among Qwest Services Corporation, Qwest Communications International Inc., Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, N.A. as successor to Bank One Trust Company, N.A. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 21, 2005, File No. 001-15577).

(4.23)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

(4.24)	Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on May 18, 2007, File No. 001-15577).

(4.25)	Sixth Supplemental Indenture, dated April 13, 2009, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on April 13, 2009, File No. 001-15577).

(4.26)	Third Supplemental Indenture, dated September 17, 2009, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on September 21, 2009, File No. 001-15577).

(4.27)	Fourth Supplemental Indenture, dated January 12, 2010, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 13, 2010, File No. 001-15577).

(10.1)	Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2007 Annual Meeting of Stockholders, File No. 001-15577).*

(10.2)	Forms of restricted stock, performance share and option agreements used under Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, Annual Report on Form 10-K for the year ended December 31, 2005, Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Annual Report on Form 10-K for the year ended December 31, 2006, Current Report on Form 8-K filed on September 12, 2008, and Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 001-15577).*

(10.3)	Deferred Compensation Plan, as amended (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, and Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15577).*

Exhibit Number	Description

(10.4)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*

(10.5)	Deferred Compensation Plan for Nonemployee Directors, as amended and restated, and Amendment to Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on December 16, 2005 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*

(10.6)	2010 Qwest Management Annual Incentive Plan Summary (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 22, 2010, File No. 001-15577).*

(10.7)	Description of Executive Level Officer Access Only Health Care (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 001-15577).*

(10.8)	Executive Relocation Policy (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-15577).*

(10.9)	Qwest Nonqualified Pension Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-15577).*

(10.10)	Registration Rights Agreement, dated April 13, 2009, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on April 13, 2009, File No. 001-15577).

(10.11)	Registration Rights Agreement, dated September 17, 2009, among Qwest Communications International Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on September 21, 2009, File No. 001-15577).

(10.12)	Registration Rights Agreement, dated January 12, 2010, among Qwest Communications International Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 13, 2010, File No. 001-15577).

(10.13)	Amended and Restated Employment Agreement, dated August 20, 2009, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 21, 2009, File No. 001-15577).*

(10.14)	Equity Agreement, dated August 10, 2007, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 13, 2007, File No. 001-15577).*

(10.15)	Aircraft Time Sharing Agreement, dated December 1, 2008, by and between Qwest Corporation and Edward A. Mueller (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15577).

10.16	First Amendment to Aircraft Time Sharing Agreement, dated July 29, 2010, by and between Qwest Corporation and Edward A. Mueller.

Exhibit Number	Description

(10.17)	Form of Severance Agreement, effective as of December 10, 2008, by and between Qwest Communications International Inc. and each of Richard N. Baer, Teresa A. Taylor, C. Daniel Yost and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 15, 2008, File No. 001-15577).*

(10.18)	Letter, dated August 19, 2008, from Qwest to Richard N. Baer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 20, 2008, File No. 001-15577).*

(10.19)	Severance Agreement, dated September 12, 2008, by and between Qwest Communications International Inc. and Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on September 12, 2008, File No. 001-15577).*

(10.20)	Letter, dated September 12, 2008, from Qwest to Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on September 12, 2008, File No. 001-15577).*

(10.21)	Letter, dated August 19, 2009, from Qwest to Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 21, 2009, File No. 001-15577).*

(10.22)	Letter, dated August 19, 2008, from Qwest to Teresa A. Taylor (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*

(10.23)	Letter, dated September 4, 2009, from Qwest to Teresa A. Taylor (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on September 8, 2009, File No. 001-15577).*

(10.24)	Letter, dated August 19, 2008, from Qwest to C. Daniel Yost (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*

(10.25)	Severance Agreement, dated August 26, 2009, by and between Qwest Communications International Inc. and Christopher K. Ancell (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-15577).*

(10.26)	Letter, dated September 4, 2009, from Qwest to Christopher K. Ancell (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-15577).*

(10.27)	Severance Agreement, dated July 28, 2003, by and between Bill Johnston and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.28)	Amendment to Severance Agreement, dated as of April 24, 2006, by and between Bill Johnston and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.29)	Letter, dated July 28, 2008, from Qwest to Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on July 29, 2008, File No. 001-15577).*

Exhibit Number	Description

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Quarterly Segment Income.

99.2	Quarterly Statements of Operations.

101	Financial statements from the Quarterly Report on Form 10-Q of Qwest Communications International Inc. for the quarter ended June 30, 2010, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

( )	Previously filed.
*	Executive Compensation Plans and Arrangements.

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

August 4, 2010