Form 10-Q
period 2010-09-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2010-11-03
CIK 1037949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

On October 28, 2010, 1,742,716,118 shares of common stock were outstanding.

QWEST COMMUNICATIONS INTERNATIONAL INC.

FORM 10-Q

i

GLOSSARY OF TERMS

Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this document and other documents we file with the Securities and Exchange Commission, we have provided below definitions of some of these terms.

•

Access Lines. Telephone lines reaching from the customer’s premises to a connection with the public switched telephone network. Our access lines reported in this document include only those lines used to provide services to external customers and exclude lines used solely by us and our affiliates. We also exclude residential lines that we solely use to provide broadband services.

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions except per share amounts, shares in thousands)
Operating revenue	$2,935	$3,054	$8,831	$9,317
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	980	1,029	2,861	3,071
Selling	420	455	1,288	1,491
General, administrative and other operating	486	504	1,463	1,498
Depreciation and amortization	552	581	1,645	1,732

Total operating expenses	2,438	2,569	7,257	7,792

Operating income	497	485	1,574	1,525

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	255	274	799	810
Loss on embedded option in convertible debt	229	—	208	—
Loss on early retirement of debt	3	—	45	—
Other—net	(8)	—	(9)	(11)

Total other expense (income)—net	479	274	1,043	799

Income before income taxes	18	211	531	726
Income tax expense	108	75	425	172

Net (loss) income	$(90)	$136	$106	$554

(Loss) earnings per common share:
Basic	$(0.05)	$0.08	$0.06	$0.32
Diluted	$(0.05)	$0.08	$0.06	$0.32

Weighted average common shares outstanding:
Basic	1,726,768	1,711,954	1,723,091	1,707,354
Diluted	1,726,768	1,719,502	1,755,131	1,713,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2010	December 31, 2009
	(Dollars in millions, shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,967	$2,406
Accounts receivable—net of allowance of $83 and $100, respectively	1,259	1,302
Deferred income taxes—net	536	538
Prepaid expenses and other	323	368

Total current assets	4,085	4,614

Property, plant and equipment—net	11,830	12,299
Capitalized software—net	923	911
Deferred income taxes—net	1,537	1,971
Other	584	585

Total assets	$18,959	$20,380

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term borrowings	$2,191	$2,196
Accounts payable	759	765
Accrued expenses and other	1,752	1,580
Deferred revenue and advance billings	546	556

Total current liabilities	5,248	5,097

Long-term borrowings—net of unamortized debt discount and other of $211 and $266, respectively	10,788	12,004
Post-retirement and other post-employment benefits obligations—net	2,480	2,479
Pension obligations—net	777	817
Deferred revenue	463	486
Other	628	675

Total liabilities	20,384	21,558

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,753,377 and 1,738,330 shares issued, respectively	17	17
Additional paid-in capital	42,188	42,269
Treasury stock—11,302 and 9,084 shares, respectively (including 22 shares and 44 shares, respectively, held in rabbi trust)	(30)	(22)
Accumulated deficit	(43,125)	(42,953)
Accumulated other comprehensive loss	(475)	(489)

Total stockholders’ deficit	(1,425)	(1,178)

Total liabilities and stockholders’ deficit	$18,959	$20,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
	(Dollars in millions)
Operating activities:
Net income	$106	$554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,645	1,732
Deferred income taxes	422	156
Provision for bad debt—net	59	111
Loss on embedded option in convertible debt	208	—
Loss on early retirement of debt	45	—
Other non-cash charges—net	117	95
Changes in operating assets and liabilities:
Accounts receivable	(13)	17
Prepaid expenses and other current assets	78	(4)
Accounts payable, accrued expenses and other current liabilities	(35)	(209)
Deferred revenue and advance billings	(33)	(51)
Other non-current assets and liabilities	(35)	30

Cash provided by operating activities	2,564	2,431

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(1,090)	(1,023)
Proceeds from sales or maturities of investment securities	943	13
Purchases of investment securities	(944)	—
Other	1	(6)

Cash used for investing activities	(1,090)	(1,016)

Financing activities:
Proceeds from long-term borrowings	775	1,270
Repayments of long-term borrowings, including current maturities	(2,237)	(819)
Proceeds from issuances of common stock	41	45
Dividends paid	(416)	(412)
Settlement of embedded option in convertible debt	(24)	—
Early retirement of debt costs	(41)	—
Other	(11)	10

Cash (used for) provided by financing activities	(1,913)	94

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(439)	1,509
Beginning balance	2,406	565

Ending balance	$1,967	$2,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Unless the context requires otherwise, references in this report to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Communications International Inc. and its consolidated subsidiaries, and references in this report to “QCII” refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

Note 1: Basis of Presentation

Our condensed consolidated balance sheet as of December 31, 2009, which was derived from our audited financial statements, and our unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2010 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. We believe that the disclosures made are adequate such that the information presented is not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present our condensed consolidated statements of operations, financial position and cash flows as of September 30, 2010 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our condensed consolidated results of operations and condensed consolidated statement of cash flows for the nine months ended September 30, 2010 are not necessarily indicative of the results or cash flows expected for the full year.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 1: Basis of Presentation—(Continued)

service funds (“USF”) charges); rents and utilities expenses incurred by our administrative offices; and other general, administrative and other operating expenses (such as professional fees). These expenses also include our combined net periodic pension and post-retirement benefits expenses for all eligible employees and retirees.

These definitions reflect changes primarily to reclassify expenses for: rent and utilities incurred by our network operations and data centers; fleet; network and supply chain management; and insurance and risk management from general, administrative and other operating expenses to cost of sales, where these expenses are more aligned with how we now manage our segments. We believe these changes allow users of our financial statements to better understand our expense structure. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. These changes resulted in the reclassification of $97 million and $277 million from the general, administrative and other operating expenses and selling expenses categories to cost of sales for the three and nine months ended September 30, 2009, respectively.

We have also reclassified certain prior year segment revenue and expense amounts presented in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2009 to conform to the current period segment presentation.

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we made when accounting for items and matters such as, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, pension, post-retirement and other post-employment benefits, taxes, certain liabilities, embedded option valuations and other provisions and contingencies are reasonable, based on information available at the time they were made. These estimates, judgments and assumptions can affect the reported amounts of assets, liabilities and components of stockholders’ deficit as of the dates of the condensed consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our condensed consolidated statements of operations and our condensed consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 9—Tax Matters and Note 12—Commitments and Contingencies for additional information.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 1: Basis of Presentation—(Continued)

USF, Gross Receipts Taxes and Other Surcharges

Our revenue and general, administrative and other operating expenses included taxes and surcharges accounted for on a gross basis of $91 million and $298 million for the three and nine months ended September 30, 2010, respectively, and $97 million and $268 million for the three and nine months ended September 30, 2009, respectively.

Depreciation and Amortization

Property, plant and equipment is shown net of accumulated depreciation on our condensed consolidated balance sheets. Accumulated depreciation was $35.230 billion and $34.301 billion as of September 30, 2010 and December 31, 2009, respectively.

Capitalized software is shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $1.730 billion and $1.639 billion as of September 30, 2010 and December 31, 2009, respectively.

Effective January 1, 2010, we changed our estimates of the economic lives of certain telecommunications equipment assets. These changes resulted in additional depreciation expense of approximately $13 million and $38 million for the three and nine months ended September 30, 2010, respectively, when compared to the three and nine months ended September 30, 2009 and will result in additional depreciation expense of approximately $50 million for the year ending December 31, 2010 when compared to the year ended December 31, 2009.

The additional depreciation described above, net of deferred taxes, increased our net loss by approximately $8 million, or less than $0.01 per basic and diluted common share, for the three months ended September 30, 2010, and decreased our net income by approximately $23 million, or approximately $0.01 per basic and diluted common share, for the nine months ended September 30, 2010. This additional depreciation will reduce net income by approximately $31 million, or approximately $0.02 per basic and diluted common share, for the year ending December 31, 2010.

CenturyLink Merger

On April 21, 2010, we entered into a merger agreement whereby CenturyLink, Inc. (“CenturyLink”) will acquire us in a tax-free, stock-for-stock transaction. Under the terms of the agreement, our stockholders will receive 0.1664 shares of CenturyLink common stock for each share of our common stock they own at closing. Based on our and CenturyLink’s number of outstanding shares as of the date of the merger agreement, at closing CenturyLink shareholders are expected to own approximately 50.5% and our stockholders are expected to own approximately 49.5% of the combined company. On July 15, 2010, we received notification from the Department of Justice and the Federal Trade Commission that we received early termination of the waiting period under the Hart-Scott-Rodino Act, and as such have clearance from a federal antitrust perspective to proceed with the merger. On August 24, 2010, stockholders of each company approved all proposals relating to the merger. Completion of this transaction remains subject to a number of federal and state regulatory approvals as well as other customary closing conditions. We anticipate closing this transaction in the first half of 2011. If the merger agreement is terminated under certain circumstances, we may be obligated to pay CenturyLink a termination fee of $350 million.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 1: Basis of Presentation—(Continued)

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

Borrowings

Our 3.50% Convertible Senior Notes due 2025 (our “3.50% Convertible Senior Notes”) had previously been accounted for as two components: a debt component, and an equity component representing a written option on our stock. We believe that our obligation under the CenturyLink merger agreement to redeem these notes for cash triggered a change in accounting to reclassify the equity component from equity to a liability. We therefore computed the fair value of the equity component to be $165 million as of April 21, 2010 (the date the merger agreement was signed) and reclassified this amount from additional paid-in capital to a current liability. The equity component for any outstanding notes will be reported at fair value as of the end of each period, with changes recognized as other expense (income)—net. As described more fully in Note 5—Borrowings below, in August 2010, we completed a cash tender offer for the purchase of any and all of the $1.265 billion aggregate principal amount of our 3.50% Convertible Senior Notes. We received and accepted tenders of approximately $147 million aggregate principal amount of these notes, or 12%, for $172 million, resulting in an immaterial loss. Of the $172 million, $24 million was allocated to the redemption of the embedded conversion option.

Note 2: (Loss) Earnings Per Common Share

Basic (loss) earnings per common share excludes dilution and is computed by dividing net (loss) income allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted (loss) earnings per common share reflects the potential dilution that could occur if certain outstanding stock options are exercised and certain performance share awards require the issuance of common stock.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 2: (Loss) Earnings Per Common Share—(Continued)

The following is a reconciliation of the number of shares used in the basic and diluted (loss) earnings per common share computations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions except per share amounts, shares in thousands)
Net (loss) income allocated to common shareholders	$(89)	$135	$105	$550

Basic weighted average common shares outstanding	1,726,768	1,711,954	1,723,091	1,707,354
Dilutive effect of options with strike prices equal to or less than the average price of our common stock, calculated using the treasury stock method	—	512	4,387	470

Dilutive effect of performance shares	—	7,036	26,231	5,581
Dilutive effect of convertible debt	—	—	1,422	—

Diluted weighted average common shares outstanding	1,726,768	1,719,502	1,755,131	1,713,405

(Loss) earnings per common share:
Basic	$(0.05)	$0.08	$0.06	$0.32
Diluted	$(0.05)	$0.08	$0.06	$0.32

We had weighted average unvested restricted stock grants outstanding of approximately 13 million shares for both the three and nine months ended September 30, 2010, and approximately 13 million shares and 12 million shares during the three and nine months ended September 30, 2009, respectively. These shares were excluded from the (loss) earnings per common share calculation, and these shareholders have their own (loss) earnings per share calculation whereby they were allocated net loss of approximately $1 million for the three months ended September 30, 2010 and net income of approximately $1 million for the nine months ended September 30, 2010. For the three and nine months ended September 30, 2009, these shares were allocated approximately $1 million and $4 million, respectively, for purposes of calculating basic and diluted (loss) earnings per share.

The following is a summary of the securities that could potentially dilute basic (loss) earnings per common share, but have been excluded from the computations of diluted (loss) earnings per common share for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Shares in thousands)
Outstanding options to purchase common stock excluded because the strike prices of the options exceeded the average price of common stock during the period	9,868	50,739	18,574	50,748

Outstanding options to purchase common stock because the market-based vesting conditions have not been met	2,083	2,083	2,083	2,083

Performance shares excluded because the impact would have been antidilutive	31,400	—	—	—

Other outstanding instruments excluded because the impact would have been antidilutive	40,885	2,217	3,897	2,653

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 3: Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, auction rate securities, accounts receivable, accounts payable, interest rate hedges, the embedded option in our convertible debt and long-term notes including the current portion. The carrying values of the following items approximate their fair values: cash and cash equivalents, auction rate securities, accounts receivable, accounts payable, the embedded option in our convertible debt and interest rate hedges. The carrying value of our long-term notes, including the current portion, reflects original cost net of unamortized discounts and other and was $12.690 billion and $14.034 billion as of September 30, 2010 and December 31, 2009, respectively. For additional information, see Note 5—Borrowings.

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

The table below presents the fair values for auction rate securities, interest rate hedges, the embedded option in our convertible debt and long-term notes including the current portion, as well as the input levels used to determine these fair values as of September 30, 2010 and December 31, 2009:

		Fair Value As Of
	Level	September 30, 2010		December 31, 2009
		(Dollars in millions)
Assets:
Auction rate securities	3	$92		$95
Fair value hedges	3	—		2

Total assets		$92		$97

Liabilities:
Long-term notes, including the current portion	1 & 2	$14,144	(1)	$14,245
Embedded option in convertible debt	3	349		—
Cash flow hedges	3	—		3

Total liabilities		$14,493		$14,248

(1)	Amount includes the fair value of our 3.50% Convertible Senior Notes based upon quoted market prices. This value therefore reflects both accounting components—the debt at a market interest rate at the time of issuance and the embedded option as the components have not been separated for trading purposes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

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

We determined the fair value of our auction rate securities using a probability-weighted discounted cash flow model that takes into consideration the weighted average of the following factors:

•	coupon rate of 4.57%;

•	probability that we will be able to sell the securities in an auction or that the securities will be redeemed early of 76.30%;

•	probability that a default will occur of 20.27% with a related recovery rate of 55.00%; and

•	discount rate of 7.15%.

We determined the fair value of our interest rate hedges using projected future cash flows, discounted at the mid-market implied forward London Interbank Offered Rates (“LIBOR”) associated with those cash flows. We determined this valuation excluding accrued interest. For additional information on our derivative financial instruments, see Note 6—Derivative Financial Instruments.

We determined the fair values of our long-term notes including the current portion based on quoted market prices where available or, if not available, based on future cash flows discounted using current market interest rates.

We determined the fair value of the embedded option in our convertible debt using a Black-Scholes option valuation model. The value was computed using the following inputs and assumptions as of September 30, 2010 and April 21, 2010 (the date of the merger agreement), respectively.

•	Stock price of $6.27 and $5.24;

•	Stock price volatility of 12.9% and 28.7%;

•	Exercise price of $4.78 and $4.92;

•	Option term of approximately two months and eight months; and

•	Risk free rate of 0.15% and 0.29%.

We determined the stock price volatility considering the historical volatility of both our common stock and CenturyLink’s common stock for a historical period equivalent to the expected remaining option term. Under the

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 3: Fair Value of Financial Instruments—(Continued)

terms of the convertible debt, the conversion price of the debt is adjusted based on dividend payments. The embedded option therefore effectively participates in dividends and the fair value of the embedded option is computed based upon the conversion price in effect on the valuation date and an assumed dividend yield of zero.

In August 2010, we settled approximately 12% of the outstanding liability for our embedded option for $24 million, which approximated the carrying value of the option. See Note 5—Borrowings and Note 6—Derivative Financial Instruments for additional information.

The table below presents a rollforward of the instruments valued using Level 3 inputs for the nine months ended September 30, 2010:

	Instruments Valued Using Level 3 Inputs
	Auction Rate Securities	Fair Value Hedges	Cash Flow Hedges	Embedded Option in Convertible Debt
	(Dollars in millions)
Balance at December 31, 2009	$95	$2	$(3)	$—
Transfers into (out of) Level 3	—	—	—	—
Additions	—	—	—	—
Dispositions and settlements	—	(7)	—	24
Reclassification from equity	—	—	—	(165)
Realized and unrealized (losses) gains:
Included in long-term borrowings—net	—	5	—	—
Included in other income (expense)—net	—	—	—	(208)
Included in other comprehensive (loss) income	(3)	—	3	—

Balance at September 30, 2010	$92	$—	$—	$(349)

Note 4: Investments

As of September 30, 2010, our investments included auction rate securities, which are classified as non-current, available-for-sale investments and are included in other non-current assets at their estimated fair value on our condensed consolidated balance sheets.

The following table summarizes our unrealized loss, net of deferred income taxes, on our auction rate securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Unrealized loss, net of deferred income taxes	$—	$—	$2	$—

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 4: Investments—(Continued)

The following table summarizes our balance of these auction rate securities, the cumulative net unrealized loss, net of deferred income taxes, related to these securities and the cost basis of these securities:

	September 30, 2010	December 31, 2009
	(Dollars in millions)
Auction rate securities—fair value	$92	$95
Classification	Non-current, available-for-sale investments
Balance sheet location (reported at estimated fair value)	Other non-current assets
Cumulative net unrealized loss, net of deferred income taxes	$17	$15
Auction rate securities—cost basis	$120	$120

These unrealized losses were recorded in accumulated other comprehensive loss on our condensed consolidated balance sheets. We consider the decline in fair value to be a temporary impairment because we believe it is more likely than not that we will ultimately recover the entire $120 million cost basis, in part because the securities are rated investment grade, the securities are collateralized and the issuers continue to make required interest payments. Prior to August 2007, we invested in these securities for short periods of time as part of our cash management program. However, the state of the credit markets has prevented us and other investors from liquidating holdings of these securities in auctions since the third quarter of 2007. At some point in the future, we may determine that the decline in fair value is other than temporary if, among other factors:

•	the issuers cease making required interest payments;

•	we believe it is more likely than not that we will be required to sell these securities before their values recover; or

•	we change our intent to hold the securities due to events such as a change in the terms of the securities.

Our auction rate securities have stated maturities between 2033 and 2036.

Note 5: Borrowings

As of September 30, 2010 and December 31, 2009, our long-term borrowings, net of unamortized discounts and other, consisted of the following:

	September 30, 2010	December 31, 2009
	(Dollars in millions)
Current portion of long-term borrowings:
Long-term notes	$2,122	$2,168
Long-term capital lease and other obligations	69	28

Total current portion of long-term borrowings	2,191	2,196

Long-term borrowings—net:
Long-term notes—net	10,568	11,866
Long-term capital lease and other obligations—net	220	138

Total long-term borrowings—net	10,788	12,004

Total borrowings—net	$12,979	$14,200

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 5: Borrowings—(Continued)

We were in compliance with all provisions and covenants of our borrowings as of September 30, 2010.

Our merger agreement with CenturyLink requires us to redeem our 3.50% Convertible Senior Notes in the fourth quarter of 2010, and we are taking various actions in accordance with the indenture governing the notes to extinguish all of these notes in exchange for cash. More specifically:

•	holders may surrender their notes to us for purchase on or before November 12, 2010 and receive a cash payment equal to 100% of their principal amount (plus any accrued and unpaid interest);

•

holders may exercise their conversion rights under the notes on or before November 17, 2010, and receive a cash payment based on the conversion ratio for the notes and our stock price over a period described more fully in the indenture governing the notes; or

•

for any notes not surrendered for purchase or converted on or before November 17, 2010, we will redeem the notes for a cash payment equal to 100% of their principal amount (plus any accrued and unpaid interest).

The total amount we will be required to pay to extinguish all of these notes will depend on the number of holders that exercise their conversion rights and our future stock price. Assuming all holders exercise their conversion rights and the stock price applicable to all converted notes is $6.53 (which was the closing sale price on October 25, 2010), we would be required to pay approximately $1.527 billion for all of the notes.

Tender Offers

In August 2010, we completed a cash tender offer for the purchase of any and all of the $1.265 billion aggregate principal amount of our 3.50% Convertible Senior Notes. We received and accepted tenders of approximately $147 million aggregate principal amount of these notes, or 12%, for $172 million, resulting in an immaterial loss. Of the $172 million, $24 million was allocated to the redemption of the embedded conversion option.

In March 2010, we completed a cash tender offer for the purchase of any and all of the $1.204 billion aggregate principal amount of notes issued by our wholly owned subsidiary, Qwest Capital Funding, Inc. (“QCF”), consisting of $403 million of its 7.90% Notes due 2010 and $801 million of its 7.25% Notes due 2011. With respect to QCF’s 7.90% Notes due 2010, we received and accepted tenders of approximately $338 million aggregate principal amount of these notes, or 84%, for $347 million, resulting in a loss of $10 million. With respect to QCF’s 7.25% Notes due 2011, we received and accepted tenders of approximately $622 million aggregate principal amount of these notes, or 78%, for $650 million, resulting in a loss of $30 million. The combined loss on this tender offer, net of deferred taxes, reduced net income by approximately $25 million, or approximately $0.01 per basic and diluted common share, for the nine months ended September 30, 2010.

Repayments

In August 2010, QCF paid at maturity $65 million aggregate principal amount of its 7.90% Notes due 2010.

In June 2010, our wholly owned subsidiary, Qwest Corporation (“QC”), paid at maturity the $500 million aggregate principal amount of its 6.95% Term Loan due 2010.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 5: Borrowings—(Continued)

In February 2010, we redeemed $525 million aggregate principal amount of QCII’s Senior Notes due 2011, resulting in an immaterial loss.

New Issuance

In January 2010, QCII issued $800 million of 7.125% Senior Notes due 2018. We are using net proceeds of $775 million for general corporate purposes, including repayment of indebtedness and funding and refinancing investments in our telecommunications assets.

Credit Facility

Our revolving credit facility (the “Credit Facility”), which makes available to us $1.035 billion of additional credit subject to certain restrictions, is currently undrawn and expires in September 2013; however, the Credit Facility will be terminated or amended at the time of the closing of the merger with CenturyLink. The Credit Facility has 13 lenders, with commitments ranging from $25 million to $100 million. Any amounts drawn on the Credit Facility are guaranteed by our wholly owned subsidiary, Qwest Services Corporation (“QSC”), and are secured by a senior lien on the stock of our wholly owned subsidiary, QC.

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

We recognize all derivatives on our condensed consolidated balance sheets at fair value. We generally designate the derivative as either a cash flow hedge or a fair value hedge on the date on which we enter into the derivative instrument. Cash flows from derivative instruments that are cash flow hedges or fair value hedges are classified in cash flows from operations.

For a derivative that is designated as and meets all of the required criteria for a cash flow hedge, we record in accumulated other comprehensive loss on our condensed consolidated balance sheets, any changes in the fair value of the derivative. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In addition, if there are any changes in the fair value of the derivative arising from ineffectiveness of the cash flow hedging relationship, we record those amounts immediately in other expense (income)—net in our condensed consolidated statements of operations. For a derivative that is designated as and meets all of the required criteria for a fair value hedge, we record in other expense (income)—net in our condensed consolidated statements of operations the changes in fair value of the derivative and the underlying hedged item. However, if

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 6: Derivative Financial Instruments—(Continued)

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

In August 2009, QC entered into interest rate hedges on $400 million of the outstanding $1.500 billion aggregate principal amount of its 8.875% Notes due in 2012. QC designated these interest rate hedges as fair value hedges. We terminated these interest rate hedges in the third quarter of 2010. Upon termination, we received $10 million in cash for the fair value of the hedges and accrued interest. The accumulated $7 million increase in the carrying value of the notes is being amortized to interest expense using the effective interest method over the remaining term of the notes.

In March 2008, QC entered into interest rate hedges on $500 million of the outstanding $750 million aggregate principal amount of its Floating Rate Notes due 2013. QC designated these interest rate hedges as cash flow hedges. These hedges expired in March 2010. We did not recognize any gain or loss in earnings for hedge ineffectiveness during the lives of the hedges.

As of September 30, 2010, we had no outstanding interest rate hedge contracts. The interest rate hedges that were previously outstanding had immaterial effects on our consolidated statements of operations and balance sheets in all periods presented.

Embedded Option

In 2005, we issued our 3.50% Convertible Senior Notes to diversify our capital structure and minimize cash interest cost. As discussed in Note 1—Basis of Presentation above, these notes had previously been accounted for as two components: a debt component, and an equity component representing a written option on our stock. We believe that our obligation under the CenturyLink merger agreement to redeem these notes for cash triggered a change in accounting to reclassify the equity component from equity to a liability. We therefore computed the fair value of the equity component to be $165 million as of April 21, 2010 (the date the merger agreement was signed) and reclassified this amount from additional paid-in capital to a current liability. Listed below is information about the balance sheet presentation for these notes as of September 30, 2010 and the effect of the embedded option on our consolidated results of operations for the three and nine months ending September 30, 2010.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 6: Derivative Financial Instruments—(Continued)

In August 2010, we completed a cash tender offer for the purchase of any and all of the $1.265 billion aggregate principal amount of our 3.50% Convertible Senior Notes. We received and accepted tenders of approximately $147 million aggregate principal amount of these notes, or 12% of the outstanding notes. This tender resulted in the settlement of approximately 12% of the embedded conversion option for $24 million, which approximated the fair value of the option on the settlement date.

Embedded Option in Convertible Debt	September 30, 2010
(Dollars in millions)
Fair value at April 21, 2010	$165
Fair value at September 30, 2010	$349
Balance sheet location for liability	Accrued expenses and other
Amount of loss recognized for three months ended September 30, 2010	$229
Amount of loss recognized for nine months ended September 30, 2010	$208
Location of loss recognized for three and nine months ended September 30, 2010	Other expense (income)—net

Note 7: Severance and Restructuring

Severance

For the three months ended September 30, 2010 and 2009, we recorded severance expenses of $41 million and $11 million, respectively. For the nine months ended September 30, 2010 and 2009, we recorded severance expenses of $51 million and $57 million, respectively. A portion of our severance expenses is included in each of cost of sales, selling expenses and general, administrative and other operating expenses in our condensed consolidated statements of operations. We have not included any severance expenses in our segment expenses. As of September 30, 2010 and December 31, 2009, our severance liability was $49 million and $77 million, respectively, and is included in accrued expenses and other in our condensed consolidated balance sheets.

Restructuring

During 2004 and previous years, as part of our ongoing efforts to evaluate our operating costs, we established restructuring programs, which included workforce reductions, consolidation of excess facilities, and restructuring of certain business functions. As of September 30, 2010, the remaining restructuring reserve for these programs related to leases for real estate that we ceased using in prior periods and consisted of our estimates of amounts to be paid for these leases in excess of our estimates of any sublease revenue we may collect. We expect this reserve will be used over the remaining lease terms, which range from 1.0 to 15.3 years, with a weighted average of 12.1 years.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 7: Severance and Restructuring—(Continued)

The following table presents the details of our real estate restructuring reserves for the nine months ended September 30, 2010:

Real Estate Restructuring
(Dollars in millions)
Balance at December 31, 2009	$206
Provisions	—
Utilization	(18)
Reversals and adjustments	(6)

Balance at September 30, 2010	$182

Note 8: Employee Benefits

The components of net periodic benefits expense for our pension, non-qualified pension and post-retirement benefit plans for the three and nine months ended September 30, 2010 and 2009 are detailed below:

	Three Months Ended September 30,
	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2010	2009	2010	2009	2010	2009
	(Dollars in millions)
Net periodic benefits expense:
Service cost	$13	$26	$—	$—	$1	$2
Interest cost	112	126	—	1	46	54
Expected return on plan assets	(139)	(141)	—	—	(15)	(17)
Recognized prior service cost	(5)	—	—	—	(25)	(25)
Recognized net actuarial loss	32	19	1	—	10	8

Total net periodic benefits expense	$13	$30	$1	$1	$17	$22

	Nine Months Ended September 30,
	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2010	2009	2010	2009	2010	2009
	(Dollars in millions)
Net periodic benefits expense:
Service cost	$40	$78	$—	$1	$5	$6
Interest cost	335	379	1	2	137	161
Expected return on plan assets	(417)	(424)	—	—	(45)	(51)
Recognized prior service cost	(16)	—	—	—	(75)	(75)
Recognized net actuarial loss	97	56	1	1	30	23

Total net periodic benefits expense	$39	$89	$2	$4	$52	$64

The net periodic benefits expense for our pension, non-qualified pension and post-retirement benefit plans is recorded in general, administrative and other operating expenses in our condensed consolidated statements of

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 8: Employee Benefits—(Continued)

operations. The measurement date used to determine pension, non-qualified pension and post-retirement benefits is December 31; however, during the second quarter of 2010 we recorded a true-up to the net periodic benefits expense as we finalized the fair value of certain investments held by our plan trusts, plan census data and plan claims experience that we had previously estimated based on preliminary information available at December 31, 2009.

Note 9: Tax Matters

Our effective tax rate for the three and nine months ended September 30, 2010 increased by 483 percentage points and 17 percentage points, respectively, due to costs that are not deductible for income tax purposes. We recorded nondeductible costs totaling $238 million and $233 million, for the three and nine months ended September 30, 2010, respectively, for fluctuations in the value of the embedded option on our stock associated with our convertible notes and certain activities associated with the CenturyLink merger.

During the nine months ended September 30, 2010, our income tax expense also increased by $113 million as a result of the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Among other things, these laws disallow, beginning in 2013, federal income tax deductions for retiree prescription drug benefits to the extent we receive reimbursements for those benefits under the Medicare Part D program. Although this tax increase does not take effect until 2013, under accounting principles generally accepted in the U.S. we recognize the full accounting impact in the period in which the laws are enacted, which increased our effective tax rate for the nine months ended September 30, 2010 by 21 percentage points.

During the three and nine months ended September 30, 2009, we reduced our income tax expense by $0 million and $108 million, respectively, due to the recognition of previously unrecognized tax benefits and settlements of uncertain tax positions that are discrete to those periods, which decreased our effective tax rate for the nine months ended September 30, 2009 by 15 percentage points. The benefits recorded for previously unrecognized tax positions were the result of increases in the amount of benefit that we believe is more likely than not to be sustained on various individual tax positions.

We had unrecognized tax benefits as of September 30, 2010 of $202 million. This amount was a decrease of $80 million from the balance at December 31, 2009, as a result of the elimination of unrecognized tax benefits arising from settlements with taxing authorities. Approximately $57 million of the $202 million of unrecognized tax benefits we had at September 30, 2010 could affect our effective tax rate as these positions would permanently decrease the cumulative amount that we would ever have to pay the taxing authorities.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 10: Comprehensive (Loss) Income

Comprehensive (loss) income includes the amortization of actuarial gains and losses and prior service costs for our pension and post-retirement benefit plans, changes in the fair value and related amortization of certain financial derivative instruments (which qualify for hedge accounting) and unrealized gains and losses on certain investments. The components of comprehensive (loss) income for the three and nine months ended September 30, 2010 and 2009 are detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Net (loss) income	$(90)	$136	$106	$554
Other comprehensive gain (loss)—net of deferred taxes:
Pension—net	15	8	47	31
Post-retirement benefit plans—net	(9)	(13)	(30)	(38)
Unrealized gain (loss) on derivative instruments—net	—	2	(1)	5
Unrealized gain (loss) on auction rate securities and other—net	—	1	(2)	2

Total other comprehensive gain (loss)—net of deferred taxes	6	(2)	14	—

Comprehensive (loss) income	$(84)	$134	$120	$554

Note 11: Segment Information

Our operating revenue is generated from our business markets, mass markets and wholesale markets segments. Our Chief Operating Decision Maker (“CODM”) regularly reviews information for each of our segments to evaluate performance and to allocate resources. The accounting principles used to determine segment results are the same as those used in our condensed consolidated financial statements. In 2010 certain previously unallocated expenses were included in the information our CODM uses to evaluate the performance of each segment and certain revenue and expenses were realigned based on changes in how we manage our business. The majority of our cost of sales and selling expenses are incurred directly by or allocated to our segments based on an activity based costing methodology. As a result of these changes, we have reclassified and reallocated certain prior year segment revenue and expense amounts presented in our Quarterly Report on Form 10-Q for the three months ended September 30, 2009 to conform to the current period presentation.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 11: Segment Information—(Continued)

For each segment, segment income equals its revenue minus its expenses and other expenses allocated to it based on its operations. Segment information for the three and nine months ended September 30, 2010 and 2009 is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Total segment revenue	$2,845	$2,960	$8,536	$9,056
Total segment expenses	1,365	1,482	4,114	4,546

Total segment income	$1,480	$1,478	$4,422	$4,510

Total margin percentage	52%	50%	52%	50%

Business markets:
Revenue	$1,019	$1,015	$3,020	$3,018
Expenses	604	616	1,816	1,842

Income	$415	$399	$1,204	$1,176

Margin percentage	41%	39%	40%	39%

Mass markets:
Revenue	$1,165	$1,226	$3,511	$3,820
Expenses	548	600	1,645	1,859

Income	$617	$626	$1,866	$1,961

Margin percentage	53%	51%	53%	51%

Wholesale markets:
Revenue	$661	$719	$2,005	$2,218
Expenses	213	266	653	845

Income	$448	$453	$1,352	$1,373

Margin percentage	68%	63%	67%	62%

The following table reconciles segment income to net (loss) income for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Total segment income	$1,480	$1,478	$4,422	$4,510
Other revenue (primarily USF surcharges)	90	94	295	261
Unassigned expenses (primarily general and administrative)	(521)	(506)	(1,498)	(1,514)
Depreciation and amortization	(552)	(581)	(1,645)	(1,732)
Total other expense—net	(479)	(274)	(1,043)	(799)
Income tax expense	(108)	(75)	(425)	(172)

Net (loss) income	$(90)	$136	$106	$554

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 11: Segment Information—(Continued)

Revenue from our products and services for the three and nine months ended September 30, 2010 and 2009 is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Operating revenue by category:
Strategic and legacy services:
Strategic services(1)	$1,135	$1,051	$3,345	$3,144
Legacy services(2)	1,553	1,736	4,757	5,395

Total strategic and legacy services	2,688	2,787	8,102	8,539
Qwest-branded wireless services(3)	—	20	—	108
Data integration(4)	157	153	434	409

Total segment revenue	2,845	2,960	8,536	9,056
Other revenue (primarily USF surcharges)	90	94	295	261

Total operating revenue	$2,935	$3,054	$8,831	$9,317

(1)	Our strategic services include primarily private line, broadband, Qwest iQ Networking®, hosting, video, Verizon Wireless and Voice over Internet Protocol (“VoIP”) services.
(2)	Our legacy services include primarily local, long-distance, access, traditional wide area network (“WAN”) and integrated services digital network (“ISDN”) services.
(3)	Our Qwest-branded wireless services were wireless services that we provided through our mass markets segment under an arrangement with a wireless services provider. This arrangement ended on October 31, 2009.
(4)	Data integration is telecommunications equipment located on customers’ premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers.

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

KPNQwest Litigation/Investigation

On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which we were a major shareholder) filed a lawsuit in district court in Haarlem, the Netherlands, alleging tort and

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 12: Commitments and Contingencies—(Continued)

mismanagement claims under Dutch law. We and Koninklijke KPN N.V. (“KPN”) are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with us. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $5.7 billion based on the exchange rate on September 30, 2010), plus statutory interest. Two lawsuits asserting similar claims were previously filed against us and others in federal courts in New Jersey and Colorado from which they were dismissed without prejudice on the ground that the claims should not be litigated in the United States.

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against us, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with us. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $300 million based on the exchange rate on September 30, 2010).

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court. As amended and following the appeal of a partial summary judgment against plaintiffs which was affirmed in part and reversed in part, plaintiffs’ complaint alleges, among other things, that defendants violated state securities laws in connection with plaintiffs’ investments in KPNQwest securities. We were a defendant in this lawsuit along with Qwest B.V. (one of our subsidiaries), Joseph P. Nacchio, our former chief executive officer, and John McMaster, the former president and chief executive officer of KPNQwest. The Arizona Superior Court dismissed most of plaintiffs’ claims, and plaintiffs voluntarily dismissed the remainder of their claims. Plaintiffs appealed the court’s decision to the Arizona Court of Appeals, which affirmed the Arizona Superior Court’s decision. The Arizona Supreme Court granted plaintiffs’ petition for review, and affirmed the decision by the Arizona Court of Appeals. Plaintiffs claimed to have lost approximately $9 million in their investments in KPNQwest and were also seeking interest and attorneys’ fees.

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, the Netherlands, with regard to KPNQwest. VEB sought an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (us and KPN), and KPNQwest’s outside auditors and accountants. On December 28, 2006, the Enterprise Chamber ordered an inquiry into the management and conduct of affairs of KPNQwest for the period January 1 through May 23, 2002. On December 5, 2008, the Enterprise Chamber appointed investigators to conduct the inquiry. VEB claims that certain individuals have assigned to it their claims for losses totaling approximately €40 million (or approximately $55 million based on the exchange rate on September 30, 2010), which those individuals allegedly incurred on investments in KPNQwest securities. VEB has not yet filed any adjudicative action to assert those claims.

On June 7, 2010, a number of parties, including us and KPN, reached a settlement with VEB for €19 million (or approximately $25 million based on the exchange rate on September 30, 2010), conditioned in part on the termination of the investigation by the Enterprise Chamber. Pursuant to the terms of the settlement, VEB

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 12: Commitments and Contingencies—(Continued)

formally requested that the Enterprise Chamber terminate the investigation. The Enterprise Chamber denied that request and directed the investigation to proceed. The Enterprise Chamber’s decision has been appealed to the Dutch Supreme Court.

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

We, and our directors, believe that all of these actions are without merit. The defendants nevertheless negotiated with the purported stockholder plaintiffs regarding a settlement of the claims asserted in all of these actions, including the claims that challenge the sufficiency of the disclosures in the preliminary joint proxy statement-prospectus. On July 16, 2010, the parties entered into a memorandum of understanding reflecting the terms of their agreement-in-principle for a settlement of all of the claims asserted in these actions. Pursuant to this agreement, defendants included additional disclosures in the final joint proxy statement-prospectus filed with the SEC on July 19, 2010. If the settlement is consummated, all of these actions will be dismissed, with prejudice. The defendants intend to defend their positions in these matters vigorously to the extent they are not fully resolved by the settlement.

Other Matters

Several putative class actions relating to the installation of fiber-optic cable in certain rights-of-way were filed against us on behalf of landowners on various dates and in various courts in Arizona, California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Nevada, New Mexico, Oregon, South Carolina, Tennessee, Texas and Utah. For the most part, the complaints challenge our right to install our fiber-optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our fiber-optic cable in the right-of-way without the plaintiffs’ consent. Most of the actions purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states, although two of the currently pending actions purport to be brought on behalf of multi-state classes. Specifically, the Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin, and the Indiana state court action purports to be on behalf of a national class of landowners. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On September 10, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. On December 9, 2009, the court issued a revised ruling that, among other things, denied a motion for approval as moot and dismissed the matter for lack of subject matter jurisdiction.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 12: Commitments and Contingencies—(Continued)

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

A putative class action filed on behalf of certain of our retirees was brought against us, the Qwest Group Life Insurance Plan and other related entities in federal district court in Colorado in connection with our decision to reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that we and other defendants were obligated to continue their life insurance benefit at the levels in place before we decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. The district court ruled in our favor on the central issue of whether we properly reserved our right to reduce the life insurance benefit under applicable law and plan documents. The plaintiffs subsequently amended their complaint to assert additional claims. In 2009, the court dismissed or granted summary judgment to us on all of the plaintiffs’ claims. The plaintiffs have appealed the court’s decision to the Tenth Circuit Court of Appeals.

We continue to evaluate the method we use to assess the amount of USF payments that must be made on certain products, and during the three months ended September 30, 2010 we recorded an adjustment to our liability of $15 million related to previous years’ USF payments. This ongoing evaluation may result in further adjustments to previous years’ USF payments and charges to customers.

Note 13: Dividends

Our Board of Directors declared the following cash dividends payable in 2010:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
December 16, 2009	February 19, 2010	$0.08	$138	March 12, 2010
April 14, 2010	May 21, 2010	$0.08	$139	June 11, 2010
August 18, 2010	September 10, 2010	$0.08	$139	September 24, 2010
October 20, 2010	December 3, 2010	$0.08	$140	December 17, 2010

Note 14: Financial Statements of Guarantors

QCII and two of its subsidiaries, QCF and QSC, guarantee the payment of certain of each other’s registered debt securities. As of September 30, 2010, QCII’s total outstanding debt included $2.7 billion aggregate principal amount of senior notes that were issued in February 2004, June 2005, September 2009 and January 2010 and that are guaranteed by QCF and QSC (the “QCII Guaranteed Notes”). These notes are guaranteed through their respective maturity dates, the latest of which is in April 2018. In addition, each series of QCF’s outstanding notes totaling approximately $1.2 billion in aggregate principal amount is guaranteed on a senior unsecured basis by QCII (the “QCF Guaranteed Notes”). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2031. The guarantees described above are full and unconditional and joint and several. All of the QCF Guaranteed Notes and $1.3 billion of the QCII Guaranteed Notes are registered debt

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 14: Financial Statements of Guarantors—(Continued)

securities. A significant amount of QCII’s and QSC’s income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries.

The following information sets forth our condensed consolidating statements of operations for the three and nine months ended September 30, 2010 and 2009, our condensed consolidating balance sheets as of September 30, 2010 and December 31, 2009, and our condensed consolidating statements of cash flows for the nine months ended September 30, 2010 and 2009. The information for QCII is presented on a stand-alone basis, information for QSC and QCF is presented on a combined basis and information for all of our other subsidiaries is presented on a combined basis. Each entity’s investments in its subsidiaries, if any, are presented under the equity method. The condensed consolidating statements of operations and balance sheets include the effects of consolidating adjustments to our subsidiaries’ tax provisions and the related income tax assets and liabilities in the QSC and QCII results. Both QSC and QCF are 100% owned by QCII, and QCF is a finance subsidiary of QCII. Other than as already described in this note, the accounting principles used to determine the amounts reported in this note are the same as those used in our condensed consolidated financial statements.

We periodically restructure the internal capital structure of our subsidiaries based on the needs of our business.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$2,935	$—	$2,935
Operating revenue—affiliates	—	—	8	(8)	—

Total operating revenue	—	—	2,943	(8)	2,935

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	980	—	980
Selling	—	—	420	—	420
General, administrative and other operating	9	1	476	—	486
Operating expenses—affiliates	—	—	8	(8)	—
Depreciation and amortization	—	—	552	—	552

Total operating expenses	9	1	2,436	(8)	2,438

Operating (loss) income	(9)	(1)	507	—	497

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	82	22	151	—	255
Interest expense—affiliates	—	71	—	(71)	—
Interest income—affiliates	—	(71)	—	71	—
Loss on embedded option in convertible debt	229	—	—	—	229
Loss on early retirement of debt	3	—	—	—	3
Other—net	—	(6)	(2)	—	(8)
(Income) loss from equity investments in subsidiaries	(214)	(159)	—	373	—

Total other expense (income)—net	100	(143)	149	373	479

(Loss) income before income taxes	(109)	142	358	(373)	18
Income tax benefit (expense)	19	72	(199)	—	(108)

Net (loss) income	$(90)	$214	$159	$(373)	$(90)

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$3,054	$—	$3,054
Operating revenue—affiliates	—	(1)	7	(6)	—

Total operating revenue	—	(1)	3,061	(6)	3,054

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	1,029	—	1,029
Selling	—	—	455	—	455
General, administrative and other operating	14	(1)	491	—	504
Operating expenses—affiliates	—	—	6	(6)	—
Depreciation and amortization	—	—	581	—	581

Total operating expenses	14	(1)	2,562	(6)	2,569

Operating (loss) income	(14)	—	499	—	485

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	65	44	165	—	274
Interest expense—affiliates	1	92	—	(93)	—
Interest income—affiliates	—	(92)	(1)	93	—
Other—net	(1)	16	(15)	—	—
(Income) loss from equity investments in subsidiaries	(197)	(159)	—	356	—

Total other (income) expense—net	(132)	(99)	149	356	274

Income (loss) before income taxes	118	99	350	(356)	211
Income tax benefit (expense)	18	98	(191)	—	(75)

Net income (loss)	$136	$197	$159	$(356)	$136

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$8,831	$—	$8,831
Operating revenue—affiliates	—	2	16	(18)	—

Total operating revenue	—	2	8,847	(18)	8,831

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	2,861	—	2,861
Selling	—	—	1,288	—	1,288
General, administrative and other operating	48	2	1,413	—	1,463
Operating expenses—affiliates	—	—	18	(18)	—
Depreciation and amortization	—	—	1,645	—	1,645

Total operating expenses	48	2	7,225	(18)	7,257

Operating (loss) income	(48)	—	1,622	—	1,574

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	250	80	469	—	799
Interest expense—affiliates	—	226	—	(226)	—
Interest income—affiliates	—	(226)	—	226	—
Loss on embedded option in convertible debt	208	—	—	—	208
Loss on early retirement of debt	5	40	—	—	45
Other—net	—	(7)	(2)	—	(9)
(Income) loss from equity investments in subsidiaries	(580)	(494)	—	1,074	—

Total other (income) expense—net	(117)	(381)	467	1,074	1,043

Income (loss) before income taxes	69	381	1,155	(1,074)	531
Income tax benefit (expense)	37	203	(665)	—	(425)

Net income (loss)	$106	$584	$490	$(1,074)	$106

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$9,317	$—	$9,317
Operating revenue—affiliates	—	—	10	(10)	—

Total operating revenue	—	—	9,327	(10)	9,317

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	3,071	—	3,071
Selling	—	—	1,491	—	1,491
General, administrative and other operating	38	—	1,460	—	1,498
Operating expenses—affiliates	—	—	10	(10)	—
Depreciation and amortization	—	—	1,732	—	1,732

Total operating expenses	38	—	7,764	(10)	7,792

Operating (loss) income	(38)	—	1,563	—	1,525

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	192	145	473	—	810
Interest expense—affiliates	14	273	297	(584)	—
Interest income—affiliates	—	(583)	(1)	584	—
Other—net	(2)	(12)	3	—	(11)
(Income) loss from equity investments in subsidiaries	(737)	(196)	—	933	—

Total other (income) expense—net	(533)	(373)	772	933	799

Income (loss) before income taxes	495	373	791	(933)	726
Income tax benefit (expense)	59	372	(603)	—	(172)

Net income (loss)	$554	$745	$188	$(933)	$554

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

SEPTEMBER 30, 2010

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$38	$1,376	$553	$—	$1,967
Accounts receivable—net	16	14	1,229	—	1,259
Accounts receivable—affiliates	376	238	105	(719)	—
Notes receivable—affiliates	—	3,520	91	(3,611)	—
Deferred income taxes—net	—	317	229	(10)	536
Prepaid expenses and other	—	1	331	(9)	323

Total current assets	430	5,466	2,538	(4,349)	4,085
Property, plant and equipment—net	—	—	11,830	—	11,830
Capitalized software—net	—	—	923	—	923
Investments in subsidiaries	3,013	1,036	—	(4,049)	—
Deferred income taxes—net	897	1,712	150	(1,222)	1,537
Prepaid pension, post-retirement and other post-employment benefits—net—affiliate	2,868	71	925	(3,864)	—
Other	135	77	372	—	584

Total assets	$7,343	$8,362	$16,738	$(13,484)	$18,959

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term borrowings	$1,118	$179	$894	$—	$2,191
Current borrowings—affiliates	91	3,520	—	(3,611)	—
Accounts payable	2	—	757	—	759
Accounts payable—affiliates	17	9	25	(51)	—
Accrued expenses and other	661	27	1,070	(6)	1,752
Accrued expenses and other—affiliates	—	288	380	(668)	—
Deferred income taxes—net	10	—	—	(10)	—
Deferred revenue and advance billings	—	—	549	(3)	546

Total current liabilities	1,899	4,023	3,675	(4,349)	5,248
Long-term borrowings—net	2,589	978	7,221	—	10,788
Pension, post-retirement and other post-employment benefits obligations—net	3,257	—	—	—	3,257
Pension, post-retirement and other post-employment benefits obligations and other—affiliate	997	367	2,500	(3,864)	—
Deferred income taxes—net	—	7	1,215	(1,222)	—
Deferred revenue	—	—	463	—	463
Other	26	—	602	—	628

Total liabilities	8,768	5,375	15,676	(9,435)	20,384
Stockholders’ (deficit) equity	(1,425)	2,987	1,062	(4,049)	(1,425)

Total liabilities and stockholders’ (deficit) equity	$7,343	$8,362	$16,738	$(13,484)	$18,959

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(203)	$598	$2,126	$43	$2,564

Investing activities:
Expenditures for property, plant and equipment and capitalized software	—	—	(1,090)	—	(1,090)
Proceeds from sales or maturities of investment securities	—	943	—	—	943
Purchases of investment securities	—	(944)	—	—	(944)
Changes in interest in investments managed by QSC	7	(34)	27	—	—
Cash infusion to subsidiaries	—	(435)	—	435	—
Net decrease (increase) in short-term affiliate loans	—	1,302	22	(1,324)	—
Dividends received from subsidiaries	324	1,650	—	(1,974)	—
Other	—	—	1	—	1

Cash provided by (used for) investing activities	331	2,482	(1,040)	(2,863)	(1,090)

Financing activities:
Proceeds from long-term borrowings	775	—	—	—	775
Repayments of long-term borrowings, including current maturities	(672)	(1,025)	(540)	—	(2,237)
Net (repayments of) proceeds from short-term affiliate borrowings	(22)	(1,302)	—	1,324	—
Proceeds from issuances of common stock	41	—	—	—	41
Dividends paid	(416)	—	—	—	(416)
Cash infusion from parent	—	—	435	(435)	—
Dividends paid to parent	—	(324)	(1,650)	1,974	—
Settlement of embedded option in convertible debt	(24)	—	—	—	(24)
Early retirement of debt costs	(1)	(40)	—	—	(41)
Other	35	—	(3)	(43)	(11)

Cash (used for) provided by financing activities	(284)	(2,691)	(1,758)	2,820	(1,913)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(156)	389	(672)	—	(439)
Beginning balance	194	987	1,225	—	2,406

Ending balance	$38	$1,376	$553	$—	$1,967

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(203)	$808	$1,791	$35	$2,431

Investing activities:
Expenditures for property, plant and equipment and capitalized software	—	—	(1,023)	—	(1,023)
Proceeds from sales or maturities of investment securities	—	13	—	—	13
Changes in interest in investments managed by QSC	(21)	26	(5)	—	—
Net decrease (increase) in short-term affiliate loans	—	168	12	(180)	—
Dividends received from subsidiaries	640	1,500	—	(2,140)	—
Cash infusion to subsidiaries	—	(869)	—	869	—
Other	—	—	(6)	—	(6)

Cash provided by (used for) investing activities	619	838	(1,022)	(1,451)	(1,016)

Financing activities:
Proceeds from long-term borrowings	532	—	738	—	1,270
Repayments of long-term borrowings, including current maturities	(230)	(562)	(27)	—	(819)
Net (repayments of) proceeds from short-term affiliate borrowings	(40)	(252)	112	180	—
Proceeds from issuances of common stock	45	—	—	—	45
Dividends paid	(412)	—	—	—	(412)
Cash infusion from parent	—	—	869	(869)	—
Dividends paid to parent	—	(640)	(1,500)	2,140	—
Other	32	(1)	14	(35)	10

Cash (used for) provided by financing activities	(73)	(1,455)	206	1,416	94

Cash and cash equivalents:
Increase in cash and cash equivalents	343	191	975	—	1,509
Beginning balance	—	307	258	—	565

Ending balance	$343	$498	$1,233	$—	$2,074

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

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

On April 21, 2010, we entered into a merger agreement whereby CenturyLink, Inc. (“CenturyLink”) will acquire us in a tax-free, stock-for-stock transaction. Under the terms of the agreement, our stockholders will receive 0.1664 shares of CenturyLink common stock for each share of our common stock they own at closing. Based on our and CenturyLink’s number of outstanding shares as of the date of the merger agreement, at closing CenturyLink shareholders are expected to own approximately 50.5% and our stockholders are expected to own approximately 49.5% of the combined company. On July 15, 2010, we received notification from the Department of Justice and the Federal Trade Commission that we received early termination of the waiting period under the Hart-Scott-Rodino Act, and as such have clearance from a federal antitrust perspective to proceed with the merger. On August 24, 2010, stockholders of each company approved all proposals relating to the merger. Completion of this transaction remains subject to a number of federal and state regulatory approvals as well as other customary closing conditions. We anticipate closing this transaction in the first half of 2011. If the merger agreement is terminated under certain circumstances, we may be obligated to pay CenturyLink a termination fee of $350 million.

As of September 30, 2010, we had recognized $33 million of expenses associated with our activities surrounding the proposed CenturyLink merger. In addition, we recognized a $208 million loss for the nine months ended September 30, 2010 due to a change in the fair value of the embedded option in our convertible debt due to the disqualification of the option for equity treatment because of a requirement in the merger agreement to redeem this debt for cash. See Note 1—Basis of Presentation to our condensed consolidated financial statements in Item 1 of Part I of this report for additional information regarding the change in accounting for our convertible debt. We have not recognized certain other expenses that are contingent on completion of the merger. These expenses include approximately $35 million of financial advisory fees and an undetermined amount of compensation expense comprised of retention bonuses, severance and stock compensation for stock awards that will vest in connection with the merger. These contingent expenses will be recognized in our consolidated financial statements in the period in which the merger occurs. The final amount of compensation expense to be recognized is partially dependent upon personnel decisions that will be made as part of the integration planning occurring now through the merger date. These amounts may be material.

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

These definitions reflect changes primarily to reclassify expenses for: rent and utilities incurred by our network operations and data centers; fleet; network and supply chain management; and insurance and risk management from general, administrative and other operating expenses to cost of sales, where these expenses are more aligned with how we now manage our segments. We believe these changes allow users of our financial statements to better understand our expense structure. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. These changes resulted in the reclassification of $97 million and $277 million from the general, administrative and other operating expenses and selling expenses categories to cost of sales for the three and nine months ended September 30, 2009, respectively.

Almost all of our operating revenue is generated from our business markets, mass markets and wholesale markets segments. We currently group our products and services among the following three categories:

•	Strategic services, which include primarily private line, broadband, Qwest iQ Networking®, hosting, video, Verizon Wireless and voice over Internet Protocol, or VoIP, services;

•	Legacy services, which include primarily local, long-distance, access, traditional wide area network, or WAN and integrated services digital network, or ISDN, services; and

•

Data integration, which is telecommunications equipment we sell that is located on customers’ premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers.

With respect to the three and nine months ended September 30, 2009, we used a fourth category of products and services called Qwest-branded wireless services. Until October 31, 2009, we provided wireless services through our mass markets segment under an arrangement with a wireless services provider.

Segment results presented in this Item 2 and in Note 11—Segment Information to our condensed consolidated financial statements in Item 1 of Part I of this report are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

In 2010, certain previously unallocated expenses were included in the information our CODM uses to evaluate the performance of each segment and certain revenue and expenses were realigned based on changes in how we manage our business. The majority of our cost of sales and selling expenses are incurred directly by or allocated to our segments based on an activity based costing methodology. As a result of these changes, we have reclassified and reallocated certain prior year revenue, expense, access line and subscriber amounts presented in our Quarterly Report on Form 10-Q for the three months ended September 30, 2009 to conform to the current period presentation.

During the first quarter of 2010 we updated our methodology for counting our subscribers and access lines where we provide the services. We now count broadband subscribers and access lines when we earn revenue associated with them. Our access line methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates and residential lines that we solely use to provide broadband services. Our new broadband methodology also excludes business and wholesale markets customers from our broadband subscribers.

During the first quarter of 2010 we also updated our methodology for counting our partnership based video and wireless subscribers. We now count these subscribers when we earn revenue associated with them, regardless of whether we actually bill the subscribers for the services. Our new methodology also excludes business and wholesale markets customers from our wireless subscribers. Beginning in mid-2009 we began to earn an ongoing commission associated with video customers that we no longer bill so long as they remain active customers of DIRECTV. Because of the change in this commission we have begun to include them in our subscriber counts. We use this same methodology for our wireless subscribers. This methodology change has increased our video subscribers by approximately 57,000 at the end of the first quarter of 2010, an additional 3,000 subscribers at the end of the second quarter of 2010 and an additional 4,000 subscribers at the end of the third quarter of 2010. We believe the methodology updates described above align our subscribers and access lines with our revenue and better reflect our ongoing operations.

We have restated our subscribers and access lines reported as of September 30, 2009 to conform to the current period presentation. The table below quantifies these changes by segment:

	September 30, 2009
	Business Markets	Mass Markets	Wholesale Markets	Total
	(in thousands)
Previously reported access lines	2,468	7,045	1,048	10,561
Affiliates and us	(442)	—	—	(442)
Alignment to billed units	10	13	28	51

Currently reported access lines	2,036	7,058	1,076	10,170

Previously reported broadband subscribers	—	2,951	—	2,951
Excluding business and wholesale customers	—	(146)	—	(146)
Alignment to billed units	—	(35)	—	(35)

Currently reported broadband subscribers	—	2,770	—	2,770

Previously reported video subscribers	—	862	—	862
Alignment to billed units	—	38	—	38

Currently reported video subscribers	—	900	—	900

Previously reported wireless subscribers	—	786	—	786
Excluding business and wholesale customers	—	(1)	—	(1)
Alignment to billed units	—	(25)	—	(25)

Currently reported wireless subscribers	—	760	—	760

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto in Item 1 of Part I of this report. Unless otherwise noted below, discussions related to changes in revenue and expenses are applicable to both the three and nine months ended September 30, 2010.

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

Results of Operations

Overview

The following table summarizes our results of operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions except per share amounts)
Operating revenue by category:
Strategic and legacy services:
Strategic services	$1,135	$1,051	$84	8%	$3,345	$3,144	$201	6%
Legacy services	1,553	1,736	(183)	(11)%	4,757	5,395	(638)	(12)%

Total strategic and legacy services	2,688	2,787	(99)	(4)%	8,102	8,539	(437)	(5)%
Qwest-branded wireless services	—	20	(20)	nm	—	108	(108)	nm
Data integration	157	153	4	3%	434	409	25	6%

Total segment revenue	2,845	2,960	(115)	(4)%	8,536	9,056	(520)	(6)%
Other revenue (primarily USF surcharges)	90	94	(4)	(4)%	295	261	34	13%

Total operating revenue	2,935	3,054	(119)	(4)%	8,831	9,317	(486)	(5)%

Operating expenses	2,438	2,569	(131)	(5)%	7,257	7,792	(535)	(7)%

Operating income	497	485	12	2%	1,574	1,525	49	3%

Other expense—net	479	274	205	75%	1,043	799	244	31%

Income before income taxes	18	211	(193)	(91)%	531	726	(195)	(27)%
Income tax expense	108	75	33	44%	425	172	253	147%

Net (loss) income	$(90)	$136	$(226)	nm	$106	$554	$(448)	(81)%

(Loss) earnings per common share:
Basic	$(0.05)	$0.08	$(0.13)	nm	$0.06	$0.32	$(0.26)	(81)%
Diluted	$(0.05)	$0.08	$(0.13)	nm	$0.06	$0.32	$(0.26)	(81)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

The following table summarizes some of our key operational measures as of September 30, 2010 and 2009:

	September 30,
	2010	2009	Increase/ (Decrease)	% Change
	(in thousands except employees)
Employees	28,535	31,292	(2,757)	(9)%
Total access lines(1)	9,114	10,170	(1,056)	(10)%

(1)	We have updated our methodology for counting our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

Operating Revenue

Although strategic services revenue increased primarily due to increased volumes in Qwest iQ Networking®, a decrease in legacy services and Qwest-branded wireless services revenue resulted in lower total operating revenue. Strategic services revenue also increased due to higher broadband revenue resulting from an increase in subscribers and an improving mix of higher priced, higher speed services as well as increased volumes in our private line services.

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

We stopped selling Qwest-branded wireless services in October 2009 due to our transition to selling Verizon Wireless services. We recognize revenue from Verizon Wireless services on a net basis and categorize this revenue as strategic services revenue, whereas we recognized revenue from Qwest-branded wireless services on a gross basis and categorized this revenue as a separate category of revenue. Due to the transition to selling Verizon Wireless services, we recognized no revenue from Qwest-branded wireless services in the nine months ended September 30, 2010 and will not recognize any revenue from these services in future periods. This transition has resulted in lower wireless services revenue, but has favorably impacted our overall profitability.

Revenue from data integration increased primarily due to professional services for installation of customer premise equipment.

Other revenue, primarily USF surcharges, which we account for on a gross basis, decreased for the three months ended September 30, 2010 primarily due to decreased revenue associated with our services that are subject to USF payments, partially offset by an increase in the USF contribution factor mandated by the Federal Communications Commission (“FCC”). We passed along this increase to our customers to align our USF revenue with our USF expenses. Other revenue increased for the nine months ended September 30, 2010 primarily due to an increase in the USF contribution factor. This increase was partially offset by decreased revenue associated with our services subject to USF contributions.

Operating Expenses

The following table provides further detail regarding our total operating expenses for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization)	$980	$1,029	$(49)	(5)%	$2,861	$3,071	$(210)	(7)%
Selling	420	455	(35)	(8)%	1,288	1,491	(203)	(14)%
General, administrative and other operating	486	504	(18)	(4)%	1,463	1,498	(35)	(2)%
Depreciation and amortization	552	581	(29)	(5)%	1,645	1,732	(87)	(5)%

Total operating expenses	$2,438	$2,569	$(131)	(5)%	$7,257	$7,792	$(535)	(7)%

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

Selling Expenses

Selling expenses decreased due to lower bad debt expense resulting from our transition to selling Verizon Wireless services and our reduction in revenue, decreased employee-related expenses for salaries, wages and severance related to prior period employee reductions and decreased internal commissions driven by lower sales headcount. The migration to internal sales call centers from using third-party sales call centers also decreased selling expenses. In addition, lower professional fees and external commissions also reduced selling expenses. These decreases in expenses were partially offset by a legal settlement during the second quarter of 2010.

General, Administrative and Other Operating Expenses

General, administrative and other operating expenses decreased primarily due to a decrease in pension and post-retirement benefits expenses and a legal settlement in the third quarter of 2009. These decreases were partially offset by increases for expenses associated with our activities surrounding the proposed CenturyLink merger and increased taxes and fees primarily related to USF charges as a result of an increase in the USF contribution factor mandated by the FCC and an adjustment resulting from prior period assessments of USF fees.

We expect to record combined pension and post-retirement benefits expenses of approximately $124 million in 2010 as compared to $196 million for 2009. The expected decrease in combined net periodic benefits expense in 2010 is primarily due to our decision to no longer provide pension benefit accruals for active management employees under our qualified and non-qualified pension plans, the elimination of the qualified and non-qualified pension plan death benefits for certain retirees and reduced interest cost, partially offset by an increase in actuarial losses. Pension and post-retirement benefits expenses are based on several assumptions, including discount rates and expected rates of return on plan assets that are set at December 31 of each year. Changes to our assumptions at December 31 may increase or decrease our expected combined net periodic benefits expenses beyond 2010. For additional information on our pension and post-retirement benefit plans, see Note 8—Employee Benefits to our condensed consolidated financial statements in Item 1 of Part I of this report.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Depreciation and amortization:
Depreciation	$490	$520	$(30)	(6)%	$1,458	$1,552	$(94)	(6)%
Amortization	62	61	1	2%	187	180	7	4%

Total depreciation and amortization	$552	$581	$(29)	(5)%	$1,645	$1,732	$(87)	(5)%

Lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002 have decreased our depreciation expense. If we do not significantly shorten our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease for the foreseeable future. Amortization expense was higher for the three and nine months ended September 30, 2010 due to increases in internally developed capitalized software.

Effective January 1, 2010, we changed our estimates of the economic lives of certain telecommunications equipment assets. These changes resulted in additional depreciation expense of approximately $13 million and $38 million for the three and nine months ended September 30, 2010, respectively, when compared to the three and nine months ended September 30, 2009 and will result in additional depreciation expense of approximately $50 million for the year ending December 31, 2010 when compared to the year ended December 31, 2009.

Other Consolidated Results

The following table provides detail regarding other expense (income)—net and income tax expense for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	$255	$274	$(19)	(7)%	$799	$810	$(11)	(1)%
Loss on embedded option in convertible debt	229	—	229	nm	208	—	208	nm
Loss on early retirement of debt	3	—	3	nm	45	—	45	nm
Other—net	(8)	—	(8)	nm	(9)	(11)	(2)	(18)%

Total other expense (income)—net	$479	$274	$205	75%	$1,043	$799	$244	31%

Income tax expense	$108	$75	$33	44%	$425	$172	$253	147%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other Expense (Income)—Net

Interest expense on long-term borrowings and capital leases—net decreased primarily due to debt maturities and early retirement of debt, partially offset by interest on new debt.

The loss on the embedded option of our convertible debt resulted from an increase in our stock price and a reduction in the exercise price due to adjustments for dividends paid, partially offset by lower stock price volatility and a shorter remaining option term. For additional information, see Note 3—Fair Value of Financial Instruments.

In February 2010, we redeemed $525 million aggregate principal amount of our Senior Notes due 2011, resulting in an immaterial loss. In the first and third quarters of 2010, we completed cash tender offers for the purchase of certain of our outstanding debt securities. We received and accepted tenders of approximately $1.107 billion aggregate principal amount of notes for $1.169 billion, resulting in an aggregate loss of $43 million.

Other—net includes, among other things, interest income, income tax penalties, other interest expense (such as interest on income taxes), gains or losses on investments.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2010 increased by $113 million as a result of the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Among other things, these laws will disallow federal income tax deductions for retiree prescription drug benefits to the extent we receive reimbursements for those benefits under the Medicare Part D program. Although this tax increase does not take effect until 2013, under accounting principles generally accepted in the U.S. we recognize the full accounting impact in the period in which the laws are enacted, which increased our effective tax rate for the nine months ended September 30, 2010 by 21 percentage points.

We had previously estimated and reported that our expected on-going income tax rate would be approximately 39%, but due largely to the loss of the Medicare subsidy permanent item we now estimate that our on-going expected effective income tax rate will be in the range of approximately 39% to 41%. However, in the near-term, our effective tax rate has been and will continue to be significantly impacted by fluctuations in the value of the embedded option on our stock in our convertible notes and by costs associated with activities surrounding the CenturyLink merger. Certain costs associated with the extinguishment of our convertible notes or activities surrounding the CenturyLink merger are not deductible for income tax purposes. As such, the projected differences between the expenses, gains, or losses recorded in our consolidated financial statements and the amounts that may ultimately be deductible on our tax returns will cause our effective tax rate to be higher or lower than our expected on-going effective income tax rate range of approximately 39% to 41%. For the three and nine months ended September 30, 2010, the impacts of these two differences increased our effective tax rate by 483 percentage points and 17 percentage points, respectively.

Segment Results

The following table summarizes our segment results for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Total segment revenue	$2,845	$2,960	$(115)	(4)%	$8,536	$9,056	$(520)	(6)%
Total segment expenses	1,365	1,482	(117)	(8)%	4,114	4,546	(432)	(10)%

Total segment income	$1,480	$1,478	$2	—%	$4,422	$4,510	$(88)	(2)%

Total segment margin percentage	52%	50%	2%		52%	50%	2%
Business markets:
Revenue	$1,019	$1,015	$4	—%	$3,020	$3,018	$2	—%
Expenses	604	616	(12)	(2)%	1,816	1,842	(26)	(1)%

Income	$415	$399	$16	4%	$1,204	$1,176	$28	2%

Margin percentage	41%	39%	2%		40%	39%	1%
Mass markets:
Revenue	$1,165	$1,226	$(61)	(5)%	$3,511	$3,820	$(309)	(8)%
Expenses	548	600	(52)	(9)%	1,645	1,859	(214)	(12)%

Income	$617	$626	$(9)	(1)%	$1,866	$1,961	$(95)	(5)%

Margin percentage	53%	51%	2%		53%	51%	2%
Wholesale markets:
Revenue	$661	$719	$(58)	(8)%	$2,005	$2,218	$(213)	(10)%
Expenses	213	266	(53)	(20)%	653	845	(192)	(23)%

Income	$448	$453	$(5)	(1)%	$1,352	$1,373	$(21)	(2)%

Margin percentage	68%	63%	5%		67%	62%	5%

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

The following table reconciles segment revenue to total operating revenue and segment expenses to total operating expenses for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010				Three Months Ended September 30, 2009
	Business Markets	Mass Markets	Wholesale Markets	Total Segment	Business Markets	Mass Markets	Wholesale Markets	Total Segment
	(Dollars in millions, access lines in thousands)
Segment revenue:
Strategic services	$432	$380	$323	$1,135	$398	$347	$306	$1,051
Legacy services	430	785	338	1,553	464	859	413	1,736

Total strategic and legacy services	862	1,165	661	2,688	862	1,206	719	2,787
Data integration	157	—	—	157	153	—	—	153
Qwest-branded wireless services	—	—	—	—	—	20	—	20

Total segment revenue	$1,019	$1,165	$661	2,845	$1,015	$1,226	$719	2,960

Other revenue (primarily USF surcharges)				90				94

Total operating revenue				$2,935				$3,054

Segment expenses:
Data integration	$116	$—	$—	$116	$113	$—	$—	$113
Customer service	25	72	13	110	28	85	19	132
Facilities	190	31	119	340	193	41	155	389
Segment overhead	28	14	11	53	30	16	13	59
Network, engineering and other operating	96	264	51	411	98	272	57	427
Customer acquisition and provisioning	149	167	19	335	154	186	22	362

Total segment expenses	$604	$548	$213	1,365	$616	$600	$266	1,482

Unassigned expenses (primarily general and administrative)				521				506
Depreciation and amortization				552				581

Total operating expenses				$2,438				$2,569

Total access lines(1)	1,913	6,238	963	9,114	2,036	7,058	1,076	10,170

(1)	We have updated our methodology for counting our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

The following table reconciles segment revenue to total operating revenue and segment expenses to total operating expenses for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30, 2010				Nine Months Ended September 30, 2009
	Business Markets	Mass Markets	Wholesale Markets	Total Segment	Business Markets	Mass Markets	Wholesale Markets	Total Segment
	(Dollars in millions, access lines in thousands)
Segment revenue:
Strategic services	$1,275	$1,113	$957	$3,345	$1,175	$1,043	$926	$3,144
Legacy services	1,311	2,398	1,048	4,757	1,434	2,669	1,292	5,395

Total strategic and legacy services	2,586	3,511	2,005	8,102	2,609	3,712	2,218	8,539
Data integration	434	—	—	434	409	—	—	409
Qwest-branded wireless services	—	—	—	—	—	108	—	108

Total segment revenue	$3,020	$3,511	$2,005	8,536	$3,018	$3,820	$2,218	9,056

Other revenue (primarily USF surcharges)				295				261

Total operating revenue				$8,831				$9,317

Segment expenses:
Data integration	$314	$—	$—	$314	$291	$—	$—	$291
Customer service	76	227	39	342	84	295	74	453
Facilities	577	104	369	1,050	592	145	492	1,229
Segment overhead	97	46	31	174	93	52	37	182
Network, engineering and other operating	285	759	154	1,198	296	789	171	1,256
Customer acquisition and provisioning	467	509	60	1,036	486	578	71	1,135

Total segment expenses	$1,816	$1,645	$653	4,114	$1,842	$1,859	$845	4,546

Unassigned expenses (primarily general and administrative)				1,498				1,514
Depreciation and amortization				1,645				1,732

Total operating expenses				$7,257				$7,792

Total access lines(1)	1,913	6,238	963	9,114	2,036	7,058	1,076	10,170

(1)	We have updated our methodology for counting our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

Business Markets

The following table summarizes some of the key financial measures for our business markets segment for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Revenue:
Strategic services	$432	$398	$34	9%	$1,275	$1,175	$100	9%
Legacy services	430	464	(34)	(7)%	1,311	1,434	(123)	(9)%

Total strategic and legacy services	862	862	—	—%	2,586	2,609	(23)	(1)%
Data integration	157	153	4	3%	434	409	25	6%

Total revenue	1,019	1,015	4	—%	3,020	3,018	2	—%

Expenses:
Data integration	116	113	3	3%	314	291	23	8%
Customer service	25	28	(3)	(11)%	76	84	(8)	(10)%
Facilities	190	193	(3)	(2)%	577	592	(15)	(3)%
Segment overhead	28	30	(2)	(7)%	97	93	4	4%
Network, engineering and other operating	96	98	(2)	(2)%	285	296	(11)	(4)%
Customer acquisition and provisioning	149	154	(5)	(3)%	467	486	(19)	(4)%

Total expenses	604	616	(12)	(2)%	1,816	1,842	(26)	(1)%

Income	$415	$399	$16	4%	$1,204	$1,176	$28	2%

Margin percentage	41%	39%	2%		40%	39%	1%

The following table summarizes the total access lines for our business markets segment as of September 30, 2010 and 2009:

	September 30,
	2010	2009	Increase/ (Decrease)	% Change
	(in thousands)
Total access lines(1)	1,913	2,036	(123)	(6)%

(1)	We have updated our methodology for counting our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

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

•

Legacy services. We face intense competition and price compression with respect to our legacy services and continue to see customers migrating away from these services and into strategic services. In addition, our legacy services revenue has been and we expect it will continue to be adversely affected by access line losses.

•

Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload and our productivity improvements. Through planned reductions and normal employee attrition, we have reduced our workforce while achieving operational efficiencies and improving our processes through automation.

Revenue

Strategic services revenue was 42% and 39% of our total business markets revenue for the nine months ended September 30, 2010 and 2009, respectively. Revenue from strategic services increased due to increased volumes in Qwest iQ Networking®.

Legacy services revenue was 43% and 48% of our total business markets revenue for the nine months ended September 30, 2010 and 2009, respectively. Revenue from legacy services declined as a result of lower demand for our traditional WAN services as some customers migrated to our strategic services, including Qwest iQ Networking®. Lower local services revenue due to access line losses also resulted in decreased legacy services revenue.

Revenue from data integration increased primarily due to professional services, including network management, security and integration of customer premise equipment.

Expenses

Data integration expenses increased primarily due to increased sales.

Customer service expenses decreased due to lower bad debt as a result of improved collections experience.

Facilities expenses decreased due to decreased volumes in traditional WAN services, continued cost optimization and better domestic rates for long-distance services, partially offset by increased volumes in Qwest iQ Networking®.

Segment overhead increased for the nine months ended September 30, 2010 compared to the same period in 2009 due to a legal settlement in the second quarter of 2010.

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

Income

We continued to reduce maintenance, operations and sales headcount and optimized facilities expenses in an effort to improve our overall cost efficiency. Despite the second quarter of 2010 legal settlement noted above, intense competition and continued unstable general economic conditions, we were able to grow our margin percentage one percentage point to 40% for the nine months ended September 30, 2010 compared to the same period in 2009 as a result of our continued focus on strategic services and managing costs.

Mass Markets

The following table summarizes some of the key financial measures for our mass markets segment for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Revenue:
Strategic services	$380	$347	$33	10%	$1,113	$1,043	$70	7%
Legacy services	785	859	(74)	(9)%	2,398	2,669	(271)	(10)%

Total strategic and legacy services	1,165	1,206	(41)	(3)%	3,511	3,712	(201)	(5)%
Qwest-branded wireless services	—	20	(20)	nm	—	108	(108)	nm

Total revenue	1,165	1,226	(61)	(5)%	3,511	3,820	(309)	(8)%

Expenses:
Customer service	72	85	(13)	(15)%	227	295	(68)	(23)%
Facilities	31	41	(10)	(24)%	104	145	(41)	(28)%
Segment overhead	14	16	(2)	(13)%	46	52	(6)	(12)%
Network, engineering and other operating	264	272	(8)	(3)%	759	789	(30)	(4)%
Customer acquisition and provisioning	167	186	(19)	(10)%	509	578	(69)	(12)%

Total expenses	548	600	(52)	(9)%	1,645	1,859	(214)	(12)%

Income	$617	$626	$(9)	(1)%	$1,866	$1,961	$(95)	(5)%

Margin percentage	53%	51%	2%		53%	51%	2%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

The following table summarizes some of the key operational measures for our mass markets segment as of September 30, 2010 and 2009:

	September 30,
	2010	2009	Increase/ (Decrease)	% Change
	(in thousands)
Broadband subscribers(1)	2,899	2,770	129	5%
Video subscribers(1)	963	900	63	7%
Wireless subscribers(1)	1,044	760	284	37%
Access lines(1)	6,238	7,058	(820)	(12)%

(1)	We have updated our methodology for counting our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

The financial results for our mass markets segment continue to be impacted by several significant trends, which are described below.

•

Strategic services. We continue to focus on increasing subscribers of our broadband services in our mass markets segment. We reached approximately 2.9 million broadband subscribers at September 30, 2010 compared to approximately 2.8 million at September 30, 2009. We believe the ability to continually increase connection speeds is competitively important. As a result, we continue to invest in our fiber to the node, or FTTN, deployment, which we launched to meet customer demand for higher broadband speeds. In addition to the FTTN deployment, we continue to expand our product offerings and enhance our marketing efforts as we compete in a competitive and maturing market in which a significant portion of consumers already have broadband services. We expect these efforts will improve our ability to compete and grow our broadband subscribers.

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

Revenue

Strategic services revenue represented 32% of total revenue for the nine months ended September 30, 2010 as compared to 27% for the nine months ended September 30, 2009. Strategic services revenue increased primarily due to an increase in broadband subscribers and an improving mix of higher priced, higher speed services.

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

Income

Expense reductions due to reduced customer service, customer acquisition and provisioning, network workforce, and our transition to selling Verizon Wireless services improved our margin percentage by approximately two percentage points to 53% for the nine months ended September 30, 2010 when compared to 51% for the nine months ended September 30, 2009. We continue to experience income pressure as a result of access line losses, driven by intense competition and product substitution.

Wholesale Markets

The following table summarizes some of the key financial measures for our wholesale markets segment for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Revenue:
Strategic services	$323	$306	$17	6%	$957	$926	$31	3%
Legacy services	338	413	(75)	(18)%	1,048	1,292	(244)	(19)%

Total revenue	661	719	(58)	(8)%	2,005	2,218	(213)	(10)%

Expenses:
Customer service	13	19	(6)	(32)%	39	74	(35)	(47)%
Facilities	119	155	(36)	(23)%	369	492	(123)	(25)%
Segment overhead	11	13	(2)	(15)%	31	37	(6)	(16)%
Network, engineering and other operating	51	57	(6)	(11)%	154	171	(17)	(10)%
Customer acquisition and provisioning	19	22	(3)	(14)%	60	71	(11)	(15)%

Total expenses	213	266	(53)	(20)%	653	845	(192)	(23)%

Income	$448	$453	$(5)	(1)%	$1,352	$1,373	$(21)	(2)%

Margin percentage	68%	63%	5%		67%	62%	5%

The following table summarizes the total access lines for our wholesale markets segment as of September 30, 2010 and 2009:

	September 30,
	2010	2009	Increase/ (Decrease)	% Change
	(in thousands)
Total access lines(1)	963	1,076	(113)	(11)%

(1)	We have updated our methodology for counting our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

The financial results for our wholesale markets segment continue to be impacted by several significant trends, which are described below.

•

Private line services. Demand for our private line services continues to increase, despite our customers’ optimization of their networks, industry consolidation and technological migration. While we expect that these factors will continue to impact our wholesale markets segment, technological migration is driving our fiber growth and we expect that growth to offset decreases in our traditional private line services.

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

Revenue

Our total revenue was negatively impacted by industry consolidation, price compression, and our customers’ optimization of their cost structures. Strategic services revenue was 48% and 42% of our total wholesale markets revenue for the nine months ended September 30, 2010 and 2009, respectively. Strategic services revenue primarily increased due to increased volumes in our private line services.

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

Expenses

Customer service expenses decreased primarily due to: lower bad debt expense as a result of dispute settlements and corresponding allowance reductions; lower external commissions expenses in operator services due to decreased volumes; and increased productivity attributable to reduced headcount.

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

Customer acquisition and provisioning expenses decreased as we increased productivity through lower sales headcount.

Income

Our margin percentage increased approximately five percentage points to 67% for the nine months ended September 30, 2010 when compared to 62% for the nine months ended September 30, 2009, due to a change in the mix of products and services and cost efficiencies. We continue to experience income pressure as a result of decreased access and local services and the impact of customer network optimization in strategic services.

Liquidity and Capital Resources

Near-Term View

We expect that our cash on hand and expected net cash generated by operating activities will exceed our cash needs over the next 12 months. At September 30, 2010, we held cash and cash equivalents of $1.967 billion and had $1.035 billion available under our currently undrawn revolving credit facility (referred to as the Credit Facility). During the nine months ended September 30, 2010, we:

•

redeemed or repurchased $2.237 billion of debt, which includes completed cash tender offers resulting in the purchase of approximately $1.107 billion in aggregate principal amount of notes for $1.169 billion; and

•	issued $800 million of debt for net proceeds of $775 million.

You can find additional information on these financing activities in Note 5—Borrowings to our condensed consolidated financial statements in Item 1 of Part I of this report.

During the 12 months ended September 30, 2010, our net cash generated by operating activities totaled $3.440 billion. For the coming 12 months, our expected financing and investing cash needs include:

•	$2.122 billion of maturing debt (including $1.118 billion of our 3.50% Convertible Senior Notes);

•	any amounts paid in excess of principal if any of the holders of our 3.50% Convertible Senior Notes convert their notes;

•	capital expenditures of approximately $600 million or less in the remaining three months of 2010;

•	capital expenditures of an as yet unknown amount in the first nine months of 2011; and

•	quarterly dividends on our common stock of approximately $140 million per quarter.

Our merger agreement with CenturyLink requires us to redeem our 3.50% Convertible Senior Notes in the fourth quarter of 2010, and we are taking various actions in accordance with the indenture governing the notes to extinguish all of these notes in exchange for cash. More specifically:

•	holders may surrender their notes to us for purchase on or before November 12, 2010 and receive a cash payment equal to 100% of their principal amount (plus any accrued and unpaid interest);

•

holders may exercise their conversion rights under the notes on or before November 17, 2010, and receive a cash payment based on the conversion ratio for the notes and our stock price over a period described more fully in the indenture governing the notes; or

•

for any notes not surrendered for purchase or converted on or before November 17, 2010, we will redeem the notes for a cash payment equal to 100% of their principal amount (plus any accrued and unpaid interest).

The total amount we will be required to pay to extinguish all of these notes will depend on the number of holders that exercise their conversion rights and our future stock price. Assuming all holders exercise their conversion rights and the stock price applicable to all converted notes is $6.53 (which was the closing sale price on October 25, 2010), we would be required to pay approximately $1.527 billion for all of the notes. A hypothetical 10% increase in our October 25 stock price would increase this amount by $152 million.

We have significant discretion in how we use our cash to pay for capital expenditures and for other costs of our business, as only a minority of our capital expenditures is dedicated to preservation activities or government mandates. We evaluate capital expenditure projects based on expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment. If we are not successful in maintaining or increasing our net cash generated by operating activities in the near term, we may use this discretion to decrease our capital expenditures, which may impact future years’ operating results and cash flows. Also, we lease certain facilities and equipment under various capital lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets. For the nine months ended September 30, 2010, we entered into capital leases for approximately $115 million of assets, which allowed us to reduce our initial cash outlays. We may continue to use lease financing for some portion of our capital spending.

At September 30, 2010, our current liabilities exceeded our current assets by $1.163 billion compared to $483 million as of December 31, 2009. Our working capital deficit increased $680 million primarily due to early retirements of long-term borrowings, the reclassification of non-current debt to current, capital expenditures and dividends declared on our common stock, partially offset by earnings before depreciation, amortization and income taxes and net proceeds from our long-term debt issuances.

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

As of September 30, 2010, we had $193 million in stock repurchases remaining under the $2 billion stock repurchase program that our Board of Directors authorized in October 2006. The repurchases were originally scheduled to be completed in 2008; however, our Board of Directors extended the timeframe to complete these repurchases for an undetermined period. We have not repurchased any stock under this program in 2010, and our merger agreement with CenturyLink prohibits us from repurchasing additional shares under this program without CenturyLink’s consent.

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

Debt

We have a significant amount of debt maturing in the next several years, including $1.118 billion maturing in 2010 (consisting of our 3.50% Convertible Senior Notes, which for the reasons discussed above we treat as maturing in 2010), $1.004 billion maturing in 2011, $1.500 billion maturing in 2012 and $750 million maturing in 2013. We believe that we will continue to have access to capital markets to refinance our debt as discussed above in the “Near-Term View.”

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

The Credit Facility will be terminated or amended at the time of the closing of our merger with CenturyLink.

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

Pension Plan

Benefits paid by our pension plan are paid through a trust. This pension plan is measured annually at December 31. The accounting unfunded status of our pension plan was $790 million at December 31, 2009. Cash funding requirements can be significantly impacted by earnings on investments, the applicable discount rate used to value the benefit obligation, changes in the plan and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision; however, in general, current funding laws and regulations require funding deficits to be paid over a seven year period unless the plan is fully funded before then. We will not be required to make a cash contribution to this plan in 2010 and based on current funding laws and regulations, we will not be required to make a contribution in 2011. It is very likely, based on current funding laws and regulations, that significant contributions will be required in 2012 and beyond. The amount of any required contributions in 2012 and beyond will depend on earnings on investments, discount rates, changes in the plan and funding laws and regulations.

Post-Retirement Benefits

Certain of our post-retirement health care and life insurance benefits plans are unfunded. As of December 31, 2009, the unfunded status of all of our post-retirement benefit plans was $2.525 billion. A trust holds assets that are used to help cover the health care costs of retirees who are former occupational (also referred to as union) employees. As of December 31, 2009, the fair value of the trust assets was $863 million; however, a portion of these assets is comprised of investments with restricted liquidity. We believe that, as of December 31, 2009, the more liquid assets in the trust would be adequate to provide continuing reimbursements for our occupational post-retirement health care costs for approximately five years. Thereafter, covered benefits for our eligible retirees who are former occupational employees will be paid either directly by us or from the trust as the remaining assets become liquid. This five year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits. Our estimate of the annual long-term rate of return on the plan assets is 8.0% based on the currently held assets; however, actual returns could vary widely in any given year.

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

Historical View

The following table summarizes cash flow activities for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cash flows:
Provided by operating activities	$2,564	$2,431	$133	5%
Used for investing activities	1,090	1,016	74	7%
(Used for) provided by financing activities	(1,913)	94	(2,007)	nm

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Operating Activities

Cash provided by operating activities increased during the period, despite a decline in cash received from customers as a result of decreased revenue. This increase was due to lower payments for:

•

facilities expenses as a result of both lower rates and lower volumes for long-distance service, the migration of our wireless customers from our Qwest-branded wireless services as well as cost optimization;

•	employee-related expenses resulting from reduced headcount and one less pay period being paid in the nine months ended September 30, 2010 as compared to the same period in 2009;

•	professional fees due to lower contracted labor and programming services; and

•	interest mainly due to retirement of debt, partially offset by interest paid on new debt issuance.

Investing Activities

Cash used for investing activities increased primarily due to increased capital expenditures and purchases of U.S. Treasury and U.S. government agency securities which were partially offset by the maturity of these securities. The increase in capital spending was due to a cautious investment climate in late 2008 and early 2009, increased spending on our strategic initiatives and timing of cash payments.

Financing Activities

For the nine months ended September 30, 2010, we repaid $2.237 billion of long-term borrowings including current maturities, issued $800 million of new debt resulting in aggregate net proceeds of $775 million and paid $416 million in dividends.

For the nine months ended September 30, 2009, we issued $811 million of new debt resulting in aggregate net proceeds of $738 million, as well as $550 million of Senior Notes which resulted in net proceeds of $532 million. For the nine months ended September 30, 2009, we paid $412 million in dividends and $819 million in repayments of long-term borrowings, including current maturities.

We were in compliance with all provisions and covenants of our borrowings as of September 30, 2010.

Letters of Credit

We maintain letter of credit arrangements with various financial institutions for up to $85 million. We had outstanding letters of credit of approximately $72 million as of September 30, 2010.

Credit Ratings

Since our announcement of our pending merger with CenturyLink:

•

on August 13, 2010, Moody’s Investors Service upgraded the ratings of QC from Ba1 to Baa3 (investment grade), QCF from B1 to Ba3 and QCII from Ba3/B1 to Ba2/Ba3, upgraded Qwest’s corporate rating from Ba2 to Ba1 and noted that these ratings remain on review for further upgrade;

•

Standard & Poor’s placed Qwest’s corporate rating and the ratings of QCII and QCF on “CreditWatch” with positive implications, meaning that S&P could affirm or upgrade the ratings after it completes its review, and placed QC’s rating on “CreditWatch” with developing implications, meaning that S&P could raise or lower the rating; and

•

Fitch Ratings affirmed its previous rating of BBB- with a stable outlook for QC and placed the ratings of QCII and QCF on “Rating Watch Positive,” meaning that there is a heightened probability of a potential upgrade.

Risk Management

We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We have used derivative financial instruments to manage our interest rate risk exposure on our debt and we may continue to employ them in the future.

There were no material changes to market risks arising from changes in interest rates for the nine months ended September 30, 2010, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

As previously discussed, our merger agreement with CenturyLink obligates us to redeem our 3.50% Convertible Senior Notes in cash during the fourth quarter of 2010. These notes contain an embedded written option on our stock, which is accounted for as a liability due to this obligation. We are therefore exposed to market risk associated with our stock price. A hypothetical 10% increase in our September 30, 2010 stock price of $6.27 would have resulted in a increase of $147 million in our net loss for the three months ended September 30, 2010 from $90 million to $237 million. Conversely, a hypothetical 10% decrease in our September 30, 2010 stock price would have resulted in us reporting net income of $57 million for the three months ended September 30, 2010 rather than a net loss of $90 million, an increase of $147 million. These estimates are based upon our Black-Scholes valuation model and September 30, 2010 inputs, except for changing the stock price. The ultimate income or expense recognized during 2010 for the embedded option, as well as cash required to settle the notes, is dependent upon our stock price during the settlement period and the ultimate conversion ratio for the notes, which will be adjusted, for dividends. The ultimate net income impact from settling the embedded option may be materially different from the amount recognized during the three and nine months ended September 30, 2010 and the amounts disclosed above.

Off-Balance Sheet Arrangements

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging, research and development services, or other relationships that expose us to any significant liabilities that are not reflected on the face of the condensed consolidated financial statements. There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the nine months ended September 30, 2010, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2010. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the third quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 12—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Risks Relating to our Pending Merger with CenturyLink

Our merger with CenturyLink is subject to closing conditions, including government approvals, which could result in additional conditions that adversely affect us or which could cause the merger to be delayed or abandoned.

The completion of the CenturyLink merger is subject to certain closing conditions, including the absence of injunctions or other legal restrictions and the absence of a material adverse effect on either company. In addition, the merger remains subject to approvals from the Federal Communications Commission, or FCC, and several state public service or public utility commissions or other similar state regulators. These regulatory entities could impose requirements or obligations as conditions for their approvals. Despite our best efforts, we may not be able to satisfy the various closing conditions and obtain the necessary approvals. In addition, any required conditions to these approvals could adversely affect the combined company or could result in the delay or abandonment of the merger.

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

We continue to carry significant debt. As of September 30, 2010, our consolidated debt was approximately $13.0 billion. Approximately $4.4 billion of our debt obligations comes due over the next three years. This amount includes $1.118 billion of our 3.50% Convertible Senior Notes, which we expect to repurchase or redeem in the fourth quarter of 2010. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate the future condition of our company, the credit markets or the economy generally. We may have unexpected costs and liabilities, and we may have limited access to financing. In addition, it is the current expectation of our Board of Directors that we will continue to pay a quarterly cash dividend. Cash used by us to pay dividends will not be available for other purposes, including the repayment of debt.

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

We maintain a qualified pension plan, a non-qualified pension plan and post-retirement benefit plans. The funded status of these plans is the difference between the value of all plan assets and benefit obligations. The accounting unfunded status of our pension plan was $790 million at December 31, 2009. The process of calculating benefit obligations is complex. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in our benefit obligations or a significant decrease in the value of plan assets. With respect to our qualified pension plan, adverse changes could require us to contribute a material amount of cash to the plan or could accelerate the timing of any required cash payments. We will not be required to make a cash contribution to this plan in 2010 and based on current funding laws and regulations, we will not be required to make a contribution in 2011. It is very likely, based on current funding laws and regulations, that significant contributions will be required in 2012 and beyond. The amount of any required contributions in 2012 and beyond will depend on earnings on investments, discount rates, changes in the plan and funding laws and regulations. Any future material cash contributions in 2011 and beyond could have a negative impact on our liquidity by reducing our cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock or shares surrendered to satisfy tax obligations during the third quarter of 2010:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
Period
July 2010	129,034	$5.61	—	$193,126,784
August 2010	7,257	$5.66	—	$193,126,784
September 2010	198,901	$5.87	—	$193,126,784

Total	335,192		—

(1)	Amounts represent shares of common stock delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our Equity Incentive Plan.
(2)	In October 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock. The repurchases were originally scheduled to be completed in 2008; however, our Board of Directors extended the timeframe to complete these repurchases for an undetermined period. As of September 30, 2010, we had repurchased a total of $1.807 billion of common stock under this program. Our merger agreement with CenturyLink prohibits us from repurchasing additional shares under this program without CenturyLink’s consent.

ITEM 6. EXHIBITS

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description

(2.1)	Agreement and Plan of Merger, dated April 21, 2010, by and among Qwest Communications International Inc., CenturyTel, Inc. and SB44 Acquisition Company (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on April 22, 2010, File No. 001-15577).

(3.1)	Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).

(3.2)	Certificate of Amendment of Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).

(3.3)	Amended and Restated Bylaws of Qwest Communications International Inc., adopted as of July 1, 2002 and amended as of May 25, 2004 and December 14, 2006 (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 18, 2006, File No. 001-15577).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.4)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.5)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as trustee (incorporated by reference to U S WEST’s Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).

(4.6)	Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.7)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as trustee (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).

(4.8)	Officer’s Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

Exhibit Number	Description

(4.9)	Indenture, dated as of December 26, 2002, between Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).

(4.10)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.11)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.12)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.13)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001- 15577).

(4.14)	Indenture, dated as of February 5, 2004, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.15)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.16)	Second Supplemental Indenture, dated November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed on November 23, 2004, File No. 001-03040).

(4.17)	First Supplemental Indenture, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.18)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

Exhibit Number	Description

(4.19)	Second Supplemental Indenture, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.20)	Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.21)	First Supplemental Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.22)	First Supplemental Indenture, dated as of November 16, 2005, by and among Qwest Services Corporation, Qwest Communications International Inc., Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, N.A. as successor to Bank One Trust Company, N.A. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 21, 2005, File No. 001-15577).

(4.23)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

(4.24)	Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on May 18, 2007, File No. 001-15577).

(4.25)	Sixth Supplemental Indenture, dated April 13, 2009, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on April 13, 2009, File No. 001-15577).

(4.26)	Third Supplemental Indenture, dated September 17, 2009, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on September 21, 2009, File No. 001-15577).

(4.27)	Fourth Supplemental Indenture, dated January 12, 2010, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 13, 2010, File No. 001-15577).

(10.1)	Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2007 Annual Meeting of Stockholders, File No. 001-15577).*

(10.2)	Forms of restricted stock, performance share and option agreements used under Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, Annual Report on Form 10-K for the year ended December 31, 2005, Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Annual Report on Form 10-K for the year ended December 31, 2006, Current Report on Form 8-K filed on September 12, 2008, and Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 001-15577).*

(10.3)	Deferred Compensation Plan, as amended (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, and Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15577).*

Exhibit Number	Description

(10.4)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*

(10.5)	Deferred Compensation Plan for Nonemployee Directors, as amended and restated, and Amendment to Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on December 16, 2005 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577) .*

(10.6)	2010 Qwest Management Annual Incentive Plan Summary (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 22, 2010, File No. 001-15577).*

(10.7)	Description of Executive Level Officer Access Only Health Care (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 001-15577).*

(10.8)	Executive Relocation Policy (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-15577).*

(10.9)	Qwest Nonqualified Pension Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-15577).*

(10.10)	Registration Rights Agreement, dated April 13, 2009, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on April 13, 2009, File No. 001-15577).

(10.11)	Registration Rights Agreement, dated September 17, 2009, among Qwest Communications International Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on September 21, 2009, File No. 001-15577).

(10.12)	Registration Rights Agreement, dated January 12, 2010, among Qwest Communications International Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 13, 2010, File No. 001-15577).

(10.13)	Amended and Restated Employment Agreement, dated August 20, 2009, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 21, 2009, File No. 001-15577).*

(10.14)	Equity Agreement, dated August 10, 2007, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 13, 2007, File No. 001-15577).*

(10.15)	Aircraft Time Sharing Agreement, dated December 1, 2008, by and between Qwest Corporation and Edward A. Mueller (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15577).

(10.16)	First Amendment to Aircraft Time Sharing Agreement, dated July 29, 2010, by and between Qwest Corporation and Edward A. Mueller (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 001-15577).

Exhibit Number	Description

(10.17)	Form of Severance Agreement, effective as of December 10, 2008, by and between Qwest Communications International Inc. and each of Richard N. Baer, Teresa A. Taylor, C. Daniel Yost and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 15, 2008, File No. 001-15577).*

(10.18)	Letter, dated August 19, 2008, from Qwest to Richard N. Baer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 20, 2008, File No. 001-15577).*

(10.19)	Severance Agreement, dated September 12, 2008, by and between Qwest Communications International Inc. and Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on September 12, 2008, File No. 001-15577).*

(10.20)	Letter, dated September 12, 2008, from Qwest to Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on September 12, 2008, File No. 001-15577).*

(10.21)	Letter, dated August 19, 2009, from Qwest to Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 21, 2009, File No. 001-15577).*

(10.22)	Letter, dated August 19, 2008, from Qwest to Teresa A. Taylor (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*

(10.23)	Letter, dated September 4, 2009, from Qwest to Teresa A. Taylor (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on September 8, 2009, File No. 001-15577).*

(10.24)	Letter, dated August 19, 2008, from Qwest to C. Daniel Yost (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*

(10.25)	Severance Agreement, dated August 26, 2009, by and between Qwest Communications International Inc. and Christopher K. Ancell (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-15577).*

(10.26)	Letter, dated September 4, 2009, from Qwest to Christopher K. Ancell (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-15577).*

(10.27)	Severance Agreement, dated July 28, 2003, by and between Bill Johnston and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.28)	Amendment to Severance Agreement, dated as of April 24, 2006, by and between Bill Johnston and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.29)	Letter, dated July 28, 2008, from Qwest to Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on July 29, 2008, File No. 001-15577).*

Exhibit Number	Description

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Quarterly Segment Income.

99.2	Quarterly Statements of Operations.

101	Financial statements from the Quarterly Report on Form 10-Q of Qwest Communications International Inc. for the quarter ended September 30, 2010, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

( )	Previously filed.
*	Executive Compensation Plans and Arrangements.

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

November 3, 2010