Form 10-K
period 2010-12-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2011-02-15
CIK 1037949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On February 8, 2011, 1,765,304,139 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2010 was $9.1 billion.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by certain portions of Part III (Items 10, 11, 12 and 13) is incorporated by reference to either a definitive proxy statement or an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

i

GLOSSARY OF TERMS

Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this document and other documents we file with the Securities and Exchange Commission, we have provided below definitions of some of these terms.

•

Access Lines. Telephone lines reaching from the customer’s premises to a connection with the public switched telephone network. Our access lines reported in this document include only those lines used to provide services to external customers and exclude lines used solely by us and our affiliates. We also exclude residential lines that are used solely to provide broadband services.

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

•

Fiber to the Cell Site (FTTCS). A type of telecommunications network consisting of fiber-optic cables that run from a telecommunication provider’s broadband interconnection points to cellular sites. Fiber to the cell site services, commonly referred to as wireless backhaul, allow for the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional telecommunications network.

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

On April 21, 2010, we entered into a merger agreement whereby CenturyLink, Inc., or CenturyLink, will acquire us in a tax-free, stock-for-stock transaction. Under the terms of the agreement, our stockholders will receive 0.1664 shares of CenturyLink common stock for each share of our common stock they own at closing. Based on our and CenturyLink’s number of outstanding shares as of the date of the merger agreement, at closing CenturyLink shareholders are expected to own approximately 50.5% and our stockholders are expected to own approximately 49.5% of the combined company. On July 15, 2010, we received notification from the Department of Justice and the Federal Trade Commission that we received early termination of the waiting period under the Hart-Scott-Rodino Act, and as such have clearance from a federal antitrust perspective to proceed with the merger. On August 24, 2010, stockholders of each company approved all proposals relating to the merger. Completion of this transaction remains subject to a number of regulatory approvals as well as other customary closing conditions. We have received most of the necessary approvals from state public service or public utility commissions, but we still need approvals from the Federal Communications Commission, or FCC, and several other state public service or public utility commissions. While the timing of the receipt of these approvals cannot be predicted with certainty, we currently expect to receive all required approvals in the first quarter and are planning toward an April 1st closing date. If the merger agreement is terminated under certain circumstances, we may be obligated to pay CenturyLink a termination fee of $350 million.

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

Financial and Operational Highlights

The table below provides a summary of some of our financial highlights.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions, except per share amounts)
Operating results:
Operating revenue	$11,730	$12,311	$13,475
Operating expenses	9,729	10,336	11,378
Income before income taxes	450	903	1,051
Net (loss) income	(55)	662	652
(Loss) earnings per common share:
Basic	$(0.03)	$0.38	$0.38
Diluted	$(0.03)	$0.38	$0.37

Cash flow data:
Cash provided by operating activities	$3,367	$3,307	$2,931
Expenditures for property, plant and equipment and capitalized software	1,488	1,409	1,777
Dividends paid	555	551	556

	December 31,
	2010	2009
	(Dollars in millions)
Balance sheet data:
Cash and cash equivalents	$372	$2,406
Total borrowings—net(1)	11,947	14,200
Working capital deficit(2)	(1,649)	(483)
Total stockholders’ deficit	(1,655)	(1,178)

(1)	Total borrowings—net is the sum of current portion of long-term borrowings and long-term borrowings—net on our consolidated balance sheets. For total obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations” in Item 7 of this report.
(2)	Working capital deficit is the amount by which our current liabilities exceed our current assets.

The table below presents some of our operational metrics.

	December 31,
	2010	2009	2008
	(in thousands)
Operational metrics(1):
Total broadband subscribers	2,914	2,812	2,652
Total video subscribers	1,003	940	814
Total wireless subscribers	1,086	838	658
Total access lines	8,855	9,925	11,127

(1)	We have updated our methodology for counting our subscribers and access lines. For additional information see “Business Overview and Presentation” in Item 7 in this report.

Operations

We operate our business through the following three segments: business markets, mass markets and wholesale markets. We group our products and services among three major categories, including:

•	strategic services, which include primarily private line, broadband, Qwest iQ Networking®, hosting, video (including DIRECTV), Verizon Wireless services and voice over Internet Protocol, or VoIP;

•	legacy services, which include primarily local, long-distance, access, traditional wide area network, or WAN, and integrated services digital network, or ISDN, services; and

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

We have reclassified certain prior year amounts in our Annual Report on Form 10-K for the year ended December 31, 2009 to conform to the current year presentation. Our revenue by segment, including a breakdown of our revenue by major product and service category, is as follows:

	Years Ended December 31,			% of Operating Revenue
	2010	2009	2008	2010	2009	2008
	(Dollars in millions)
Operating revenue by category:
Business markets:
Strategic services	$1,709	$1,584	$1,401	14%	13%	11%
Legacy services	1,724	1,887	2,058	15%	15%	15%

Total strategic and legacy services	3,433	3,471	3,459	29%	28%	26%
Data integration	604	557	570	5%	5%	4%

Total business markets revenue	4,037	4,028	4,029	34%	33%	30%

Mass markets:
Strategic services	$1,495	$1,398	$1,333	13%	11%	10%
Legacy services	3,164	3,510	3,953	27%	29%	29%

Total strategic and legacy services	4,659	4,908	5,286	40%	40%	39%
Qwest-branded wireless services(1)	—	112	460	—%	1%	4%

Total mass markets revenue	4,659	5,020	5,746	40%	41%	43%

Wholesale markets:
Strategic services	$1,285	$1,235	$1,251	11%	10%	9%
Legacy services	1,369	1,678	2,092	12%	14%	16%

Total wholesale markets revenue	2,654	2,913	3,343	23%	24%	25%

Total segment revenue	11,350	11,961	13,118	97%	97%	97%
Other revenue (primarily USF surcharges)	380	350	357	3%	3%	3%

Total operating revenue	$11,730	$12,311	$13,475	100%	100%	100%

(1)	As noted above, we stopped selling Qwest-branded wireless services on October 31, 2009. The decrease in Qwest-branded wireless services revenue in 2009 as compared to 2008 was primarily due to our transition to selling Verizon Wireless services. We categorize net revenue from Verizon Wireless services as strategic services revenue.

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

Products, Services and Customers

Our products and services include a variety of data, Internet and voice services. Through our strategic partnerships with DIRECTV and Verizon Wireless, we also offer satellite digital television and wireless services to customers in our local service area. As noted above, we operate our business through three segments: business markets, mass markets and wholesale markets. We group our products and services among three major categories: strategic services, legacy services and data integration. Revenue from our strategic services represented 38% of our total revenue for the year ended December 31, 2010, and these services are a growing source of revenue. We also sold Qwest-branded wireless services until October 31, 2009 and included those services as a fourth major category for 2009 and prior years.

We offer our business markets and mass markets customers the ability to bundle together several products and services. For example, we offer our mass markets customers integrated and unlimited local and long-distance services. These customers can also bundle two or more services such as broadband, video (including DIRECTV), voice and Verizon Wireless services. We believe these customers value the convenience of, and price discounts associated with, receiving multiple services through a single company.

Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic broadband cables and other equipment. The majority of our network is located in our local service area. Within our local service area, our network serves approximately 8.9 million access lines in 14 states and forms a portion of the public switched telephone network, or PSTN.

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

Hosting. Hosting includes providing space, power, bandwidth and managed services in data centers. We also offer a variety of server and application management, back-up, disaster recovery, and professional web design services. We currently operate 17 hosting centers, or CyberCentersSM, in 11 metropolitan areas.

Broadband. We offer our business markets customers broadband services that allow them to connect to the Internet through their existing telephone lines and fiber-optic cables at higher speeds than dial-up access. Substantially all of our broadband customers are located within our local service area.

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

Strategic Services

Our mass markets customers generally use our strategic services to access the Internet, Internet-based services and video services. These strategic services include primarily broadband, video (including DIRECTV) and Verizon Wireless services. Our marketing and sales efforts with respect to our mass markets customers increasingly focus on these growth services.

Broadband. Our broadband services allow customers to connect to the Internet through their existing telephone lines and fiber-optic cables at higher speeds than dial-up access. Substantially all of our broadband customers are located within our local service area.

Video. Our video services include primarily satellite digital television. These services are offered under an arrangement with DIRECTV that allows us to market, sell and bill for its services under its brand name. Our current arrangement with DIRECTV has an initial five-year term ending in 2014 and automatically renews for one-year terms thereafter unless terminated by one of the parties. Although DIRECTV will have the right to terminate the arrangement upon the closing of the CenturyLink merger, we expect to be able to continue to provide DIRECTV services after the merger.

Verizon Wireless services. Our wireless services are offered under an arrangement with Verizon Wireless that allows us to market, sell, and bill for its services under its brand name, primarily to customers who buy these services as part of a bundle with one or more of our other products and services. This arrangement allows us to sell the full complement of Verizon Wireless services. We began selling Verizon Wireless services in the third quarter of 2008. Our current arrangement with Verizon Wireless has a five-year term ending in 2013 and is terminable by either party thereafter. Although Verizon Wireless will have the right to terminate the arrangement upon the closing of the CenturyLink merger, we expect to be able to continue to provide Verizon Wireless services after the merger.

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

Strategic Services

Nearly all of the strategic services revenue we generate from wholesale markets customers is from private line services. Our wholesale customers use our private line services to connect their customers and their networks to our network. We also provide private line services to wireless service providers that use our fiber to the cell site services, commonly referred to as wireless backhaul, to support their next generation wireless networks.

Legacy Services

Our wholesale markets legacy services include local, long-distance, access and traditional WAN services. Local services include primarily unbundled network elements, or UNEs, which allow our wholesale customers to use our network or a combination of our network and their own networks to provide voice and data services to their customers. Our local services also include network transport, billing services and access to our network by other telecommunications providers and wireless carriers. These services allow other telecommunications companies to provide telecommunications services that originate or terminate on our network. Long-distance services include domestic and international long-distance services.

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

Competition

We compete in a rapidly evolving and highly competitive market, and we expect intense competition to continue. Regulatory developments and technological advances have increased opportunities for alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the telecommunications industry has experienced some consolidation and several of our competitors have consolidated with other telecommunications providers. The resulting consolidated companies are generally larger, have more financial and business resources and have greater geographical reach than we currently do.

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

Strategic Services

In providing broadband services to our mass markets customers, we compete primarily with cable companies, wireless providers and other broadband service providers. Competition is based on price, bandwidth, service, promotions and bundled offerings. In reselling DIRECTV video services, we compete primarily with cable and other satellite companies as well as other sales agents and resellers. Competition is based on price, content, quality, promotions and bundled offerings. Many of our competitors for these strategic services are not subject to the same regulatory requirements as we are, and therefore they are able to avoid significant regulatory costs and obligations.

The market for wireless services is highly competitive. In reselling Verizon Wireless services, we compete with national and regional carriers as well as other sales agents and resellers. We market and sell wireless services to customers who are buying these services as part of a bundle with one or more of our other services. Competition is based on coverage area, price, services, features, handsets, technical quality and customer service.

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

Legacy Services

The market for wholesale legacy services is highly competitive. In providing long-distance services to our wholesale customers, we compete primarily with national telecommunications and VoIP providers. Competition in the wholesale long-distance market is based primarily on price; however customer service, quality and reliability can also be influencing factors. Our resale and UNE customers are experiencing the same competition with CLECs for local services customers as we are, as discussed in mass markets and business markets above. We also compete with some of our own wholesale markets customers that are deploying their own networks to provide customers with local services. By doing so, these competitors take traffic off of our network.

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

Interconnection

In our local service area, we are required by law to interconnect with other telecommunications providers and to allow competing local exchange carriers to resell our services and use our facilities as unbundled network elements. State commissions periodically conduct proceedings to change the rates we are allowed to charge for these services, and those proceedings can result in changes to our revenue from wholesale markets customers.

Intercarrier Compensation and Access Pricing

The FCC has initiated a number of proceedings that could affect the rates and charges for services that we sell to or purchase from other carriers and for traffic that we exchange with other carriers. The FCC has been considering comprehensive reform of these charges, known as “intercarrier compensation,” in a proceeding that could result in fundamental changes in the charges we collect from and pay to other carriers. This proceeding may not be completed for some time. State commissions also periodically open proceedings to change the rates that we or other local carriers charge to terminate and originate intrastate calls. The FCC, state commissions and federal courts are also reviewing intercarrier compensation issues relating to IP services, including whether we should pay intercarrier compensation to carriers for traffic bound for Internet service providers that cross local exchange boundaries (known as “VNXX traffic”) and whether VoIP providers must pay carrier access charges. In 2010, we received approximately $350 million in switched access revenue (which includes a significant amount of related services not subject to these proceedings), and we paid a greater amount to other carriers for switched access. The majority of switched access revenue is included in wholesale markets legacy revenue.

The FCC also has an open proceeding to examine whether rates should be reduced for high-capacity facilities that local exchange carriers, like Qwest, sell to other companies. Some parties have proposed changes to the FCC’s rules that would significantly reduce our revenues from these facilities. This proceeding remains pending before the FCC. In 2010, we received approximately $1.4 billion for interstate special access services (excluding digital subscriber line), but not all of that revenue is at issue in the FCC’s special access proceeding. Of the approximately $1.4 billion interstate special access services revenue, approximately $1.1 billion is included in wholesale markets strategic revenue while approximately $300 million is located in business markets strategic revenue. Most proposals submitted in the proceeding would impact only lower-capacity services and not higher-capacity fiber-based services, and many proposals would impact services only in geographic areas where the FCC has granted us pricing flexibility. If the FCC does mandate lower prices, we will benefit from lower prices for the special access services we purchase from other carriers, which totaled $550 million in 2010. The majority of this amount is included in business markets facilities expenses.

Regulatory proceedings are pending in numerous jurisdictions regarding rural local exchange carriers that have inflated the demand for their terminating services by entering into arrangements with companies providing free calling services. We have disputed and withheld payment on the charges billed by many of these rural carriers. The FCC released an order in 2009 ruling in our favor that a rural provider’s interstate switched access tariffs did not apply to this traffic. In another case brought by us against several rural carriers, the Iowa Utilities Board issued an order in our favor in 2009 ruling that the rural carriers’ intrastate switched access tariffs did not apply to this traffic. Other proceedings addressing these matters are pending before the FCC, the Minnesota state commission and federal courts. The developments in 2010 in those cases were consistent with the favorable 2009 orders.

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

In 2010, we received approximately $67 million in federal universal service high-cost subsidies. The majority of this amount is included in mass markets legacy revenue. The FCC is actively considering changes in the structure and distribution methodology of its universal service programs. The FCC is also considering whether to reconfigure its universal service funds to support broadband services. The resolution of these proceedings ultimately could affect the amount of universal service support we receive.

In 2010, we received approximately $82 million in state universal service high-cost subsidies. Almost all of this amount is included in mass markets legacy revenue. State commissions and legislatures may review and alter their respective state universal service programs, and, as a result, our distributions may be affected.

Network Neutrality

In December 2010, the FCC issued network neutrality rules applicable to providers of broadband Internet access services. In general, network neutrality refers to government policies designed to safeguard and promote an open Internet. As written, the FCC’s rules do not materially impact our business operations, but the FCC indicated that it would decide in later cases the extent to which broadband providers like Qwest can charge content providers for enhancing or prioritizing their traffic when it is being delivered to Qwest’s broadband customers.

Employees

	December 31,			Increase/(Decrease)		% Change
	2010	2009	2008	2010 v 2009	2009 v 2008	2010 v 2009	2009 v 2008
Management employees	14,164	14,581	15,792	(417)	(1,211)	(3)%	(8)%
Occupational employees	14,179	15,557	17,145	(1,378)	(1,588)	(9)%	(9)%

Total employees	28,343	30,138	32,937	(1,795)	(2,799)	(6)%	(8)%

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

The completion of the CenturyLink merger is subject to certain closing conditions, including the absence of injunctions or other legal restrictions and the absence of a material adverse effect on either company. In addition, the merger remains subject to a number of regulatory approvals. We have received most of the necessary approvals from state public service or public utility commissions, but we still need approvals from the FCC and several other state public service or public utility commissions. These regulatory entities could impose requirements or obligations as conditions for their approvals. Despite our best efforts, we may not be able to satisfy the various closing conditions and obtain the necessary approvals. In addition, any required conditions to these approvals could adversely affect the combined company or could result in the delay or abandonment of the merger.

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

Our employees, customers and suppliers may have uncertainties about the effects of the merger. Although we have taken actions designed to reduce any adverse effects of these uncertainties, these uncertainties may impair our ability to attract, retain and motivate key employees and could cause customers, suppliers and others that deal with us to try to change our existing business relationships.

The pursuit of the merger and preparations for integration have placed and will continue to place a significant burden on many employees and internal resources. If, despite our efforts, key employees depart because of these uncertainties and burdens, or because they do not wish to remain with a combined company, our business and operating results could be adversely affected.

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

The merger will involve the combination of two companies that currently operate as independent public companies. The combined company will need to devote management attention and resources to integrate our and CenturyLink’s businesses. In addition, the combined company may face difficulties with the integration process. For example:

•	the combined company may not realize the anticipated cost savings and operating synergies at expected levels or in the expected timeframe;

•	existing customers and suppliers may decide not to do business with the combined company;

•	the costs of integrating our policies, procedures, operations, technologies and systems with those of CenturyLink could be higher than expected;

•	the integration process could consume significant time and attention on the part of the combined company’s management, thereby diverting attention from day-to-day operations; or

•	the combined company may not be able to integrate employees from the two companies while maintaining existing levels of sales, customer service and operational support.

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

We are continually evaluating our responses to these competitive pressures. Some of our more recent responses are expanded broadband capabilities and strategic partnerships. We also remain focused on customer service and providing customers with simple and integrated solutions, including, among other things, product bundles and packages. However, we may not be successful in these efforts. We may not be able to distinguish our offerings and service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller or sales agent such as wireless and video services. Our operating results and financial condition would be adversely affected if these initiatives are unsuccessful or insufficient and if we otherwise are unable to sufficiently stem or offset our continuing access line losses and our revenue declines significantly without corresponding cost reductions. If this occurred, our ability to service debt, pay other obligations and enhance shareholder returns would also be adversely affected.

Unfavorable general economic conditions in the United States could negatively impact our operating results and financial condition.

Unfavorable general economic conditions, including the unstable economy and the current credit market environment, could negatively affect our business. While it is often difficult for us to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. One or more of these circumstances could cause our revenue to decline. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. In addition, as discussed below under the heading “Risks Affecting our Liquidity,” due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to service debt, pay other obligations and enhance shareholder returns.

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

As described in “Legal Proceedings” in Item 3 of this report, the KPNQwest matters present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters have sought billions of euros (equating to billions of dollars) in damages. In addition, the outcome of one or more of these matters could have a negative impact on the outcomes of the other matters. We continue to defend against these matters vigorously and are currently unable to provide any estimate as to the timing of their resolution.

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

Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. The state legislatures and state utility commissions in our local service area have adopted reduced or modified forms of regulation for retail services. These changes also generally allow more flexibility for rate changes and for new product introduction, and they enhance our ability to respond to competition. Despite these regulatory changes, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which could expose us to unanticipated price declines. For instance, in 2011 the state utility commission in Arizona may consider a price cap plan that will govern the rates that we charge in that state. The FCC is also considering changing the rates that carriers can charge each other for originating, carrying and terminating traffic and for local access facilities. Also under review by the FCC and state commissions are the intercarrier compensation issues arising from the delivery of traffic destined for entities that offer conference and chat line services for free (known in the industry as “access stimulation,” or “traffic pumping”), and of traffic bound for Internet service providers that cross local exchange boundaries (known as “VNXX traffic”). The FCC and state commissions are also considering changes to funds they have established to subsidize service to high-cost areas. Changes to how those funds are distributed could result in us receiving less in universal service funding, and changes to how the funds are collected could make some of our services less competitive. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

We continue to carry significant debt. As of December 31, 2010, our consolidated debt was approximately $11.9 billion. Approximately $3.5 billion of our debt obligations comes due over the next three years. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate the future condition of our company, the credit markets or the economy generally. We may have unexpected costs and liabilities, and we may have limited access to financing. In addition, it is the current expectation of our Board of Directors that we will continue to pay a quarterly cash dividend. Cash used by us to pay dividends will not be available for other purposes, including the repayment of debt.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. Due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets), if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if we are required to contribute a material amount of cash to our pension plan, if we are required to begin to pay other post-retirement benefits significantly earlier than is anticipated, or if we become subject to significant judgments or settlements in one or more of the matters discussed in “Legal Proceedings” in Item 3 of this report, but we would need to do so in a manner consistent with the terms of our merger agreement with CenturyLink. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

Our $1.035 billion revolving credit facility (referred to as our Credit Facility), which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain of our other debt issues have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the legal matters discussed in “Legal Proceedings” in Item 3 of this report. See “Liquidity and Capital Resources—Near-Term View” in Item 7 of this report for additional information about the Credit Facility.

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

Adverse changes in the value of assets or obligations associated with our qualified pension plan could negatively impact our liquidity.

The funded status of our qualified pension plan is the difference between the value of plan assets and the benefit obligation. The accounting unfunded status of our pension plan was $585 million at December 31, 2010. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in our benefit obligation or a significant decrease in the value of plan assets. These adverse changes could require us to contribute a material amount of cash to our pension plan or could accelerate the timing of required cash payments. Based on current funding laws and regulations, we will not be required to make a cash contribution in 2011. During 2012 we expect to begin making required contributions to the plan and we estimate that these 2012 contributions could be between $300 million and $350 million. Although potentially significant in the aggregate, we currently expect that contributions in 2013 and beyond will decrease annually from the 2012 expected contribution amount. However, the actual amount of required contributions in 2013 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in the plan and funding laws and regulations. Any future material cash contributions in 2011 and beyond could have a negative impact on our liquidity by reducing our cash flows.

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

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in Item 7 of this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

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

We are a party to collective bargaining agreements with our labor unions, which represent a significant number of our employees. Our current four-year agreements with the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW, expire on October 6, 2012. Although we believe that our relations with our employees and unions are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. The impact of future negotiations, including changes in wages and benefit levels, could have a material impact on our financial results. Also, if we fail to extend or renegotiate our collective bargaining agreements, if significant disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

The trading price of our securities has been and could continue to be volatile.

The capital markets often experience extreme price and volume fluctuations. The overall market and the trading price of our securities may fluctuate greatly. The trading price of our securities may be significantly affected by various factors, including:

•	our pending merger with CenturyLink;

•	quarterly fluctuations in our operating results;

•	changes in investors’ and analysts’ perception of the business risks and conditions of our business;

•	broader market fluctuations;

•	general economic or political conditions;

•	acquisitions and financings including the issuance of substantial number of shares of our common stock as consideration in acquisitions;

•	the high concentration of shares owned by a few investors;

•	sale of a substantial number of shares held by the existing shareholders in the public market, including shares issued upon exercise of outstanding options; and

•	general conditions in the telecommunications industry, including regulatory developments.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal properties do not lend themselves to simple description by character and location. The components of our gross investment in property, plant and equipment consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Components of gross investment in property, plant and equipment:
Land and buildings	7%	7%
Communications equipment	43%	43%
Other network equipment	46%	46%
General-purpose computers and other	4%	4%

Total	100%	100%

Our property, plant and equipment is used in our business markets, mass markets and wholesale markets segments. We evaluate depreciation, amortization and impairment charges on a total company basis because we do not allocate assets to our segments. As a result, these charges are not generally assigned to any segment.

Land and buildings consists of land, land improvements, central office and certain administrative office buildings. Communications equipment consists primarily of switches, routers and transmission electronics. Other network equipment includes primarily conduit and cable. General-purpose computers and other consists principally of computers, office equipment, vehicles and other general support equipment. We own substantially all of our telecommunications equipment required for our business. However, we lease certain facilities and equipment under various capital lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets. Due to favorable economics, we have increasingly turned to financing our assets through capital leases. Total gross investment in property, plant and equipment was approximately $47.3 billion and $46.6 billion as of December 31, 2010 and 2009, respectively, before deducting accumulated depreciation.

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

KPNQwest Litigation/Investigation

On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which we were a major shareholder) filed a lawsuit in district court in Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. We and Koninklijke KPN N.V. (“KPN”) are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with us. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $5.6 billion based on the exchange rate on December 31, 2010), plus statutory interest.

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against us, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with us. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $290 million based on the exchange rate on December 31, 2010).

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, the Netherlands, with regard to KPNQwest. VEB sought an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (us and KPN), and KPNQwest’s outside auditors and accountants. On December 28, 2006, the Enterprise Chamber ordered an inquiry into the management and conduct of affairs of KPNQwest for the period January 1 through May 23, 2002. On December 5, 2008, the Enterprise Chamber appointed investigators to conduct the inquiry. VEB claims that certain individuals have assigned to it their claims for losses totaling approximately €40 million (or approximately $55 million based on the exchange rate on December 31, 2010), which those individuals allegedly incurred on investments in KPNQwest securities. VEB has not yet filed any adjudicative action to assert those claims.

On June 7, 2010, a number of parties, including us and KPN, reached a settlement with VEB for €19 million (or approximately $25 million based on the exchange rate on December 31, 2010), conditioned in part on the termination of the investigation by the Enterprise Chamber. Pursuant to the terms of the settlement, VEB formally requested that the Enterprise Chamber terminate the investigation. The Enterprise Chamber denied that request and directed the investigation to proceed. On an appeal of that decision, the Dutch Supreme Court reversed the Enterprise Chamber’s decision and, among other things, referred the case back to the Enterprise Chamber to terminate the investigation.

We will continue to defend against the pending KPNQwest litigation matters vigorously.

Stockholder Litigation

In the weeks following the April 22, 2010 announcement of our pending merger with CenturyLink, purported Qwest stockholders filed 17 lawsuits against us, our directors, certain of our officers, CenturyLink and SB44 Acquisition Company. The purported stockholder plaintiffs commenced these actions in three jurisdictions: the District Court for the City and County of Denver, the United States District Court for the District of Colorado, and the Delaware Court of Chancery. The plaintiffs generally allege that our directors breached their fiduciary duties in approving the merger and seek to enjoin the merger and, in some cases, damages if the merger is completed. Many of the lawsuits also challenge the sufficiency of the disclosures in the preliminary joint proxy statement-prospectus relating to the merger, which was filed with the SEC on June 4, 2010.

We, and our directors, believe that all of these actions are without merit. The defendants nevertheless negotiated with the purported stockholder plaintiffs regarding a settlement of the claims asserted in all of these actions, including the claims that challenge the sufficiency of the disclosures in the preliminary joint proxy statement-prospectus. On July 16, 2010, the parties entered into a memorandum of understanding reflecting the terms of their agreement-in-principle for a settlement of all of the claims asserted in these actions. Pursuant to this agreement, defendants included additional disclosures in the final joint proxy statement-prospectus filed with the SEC on July 19, 2010. On December 17, 2010, the United States District Court for the District of Colorado preliminarily approved the settlement, and notice was subsequently provided to stockholders of the proposed final resolution. A final fairness hearing is scheduled for February 25, 2011. If the settlement is approved at the final hearing, all of these actions will be dismissed, with prejudice. The defendants intend to defend their positions in these matters vigorously to the extent they are not fully resolved by the settlement.

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

We continue to evaluate the method we use to assess the amount of USF payments that must be made on certain products, and during the year ended December 31, 2010 we recorded an adjustment to our liability of $15 million related to previous years’ USF payments. This ongoing evaluation may result in further adjustments to previous years’ USF payments and charges to customers.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Qwest Common Stock

Our common stock is listed on the New York Stock Exchange under the trading symbol “Q.” On February 8, 2011, we had approximately 232,000 stockholders of record, although there are significantly more beneficial holders of our common stock. The following table sets forth the high and low sales prices per share of our common stock for the periods indicated.

	Market Price
	High	Low
2010
Fourth quarter	$7.73	$6.24
Third quarter	6.37	5.16
Second quarter	5.53	4.87
First quarter	5.38	4.11

2009
Fourth quarter	$4.43	$3.42
Third quarter	4.17	3.30
Second quarter	4.87	3.36
First quarter	4.04	2.86

Our Board of Directors declared the following cash dividends payable in 2010 and 2009:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
October 20, 2010	December 3, 2010	$0.08	$139	December 17, 2010
August 18, 2010	September 10, 2010	$0.08	$139	September 24, 2010
April 14, 2010	May 21, 2010	$0.08	$139	June 11, 2010
December 16, 2009	February 19, 2010	$0.08	$138	March 12, 2010
October 14, 2009	November 20, 2009	$0.08	$138	December 11, 2009
July 27, 2009	August 21, 2009	$0.08	$138	September 11, 2009
April 15, 2009	May 22, 2009	$0.08	$138	June 12, 2009
December 10, 2008	February 13, 2009	$0.08	$136	March 6, 2009

On January 24, 2011, our Board of Directors declared a quarterly dividend for the first quarter of 2011 of $0.08 per share totaling approximately $141 million. The dividend is payable on February 25, 2011 to stockholders of record as of February 18, 2011.

It is the current expectation of our Board of Directors that we will continue to pay a quarterly cash dividend. Some of our debt instruments contain restrictions on the amount of dividends we can pay. See Note 8—Borrowings to our consolidated financial statements in Item 8 of this report for additional information about our restrictions. The most restrictive covenant is under our Credit Facility, which is currently undrawn. The Credit Facility currently allows us to pay cash dividends and repurchase shares up to $1.7 billion, plus any cumulative net income and net proceeds from the issuance of common stock, less any dividends paid or shares repurchased. In addition, like other companies that are incorporated in Delaware, we are also limited by Delaware law in the amount of dividends we can pay. Our merger agreement with CenturyLink requires that CenturyLink and we coordinate with each other to designate the record dates and payment dates for the two companies respective quarterly dividends. Thus, the timing of our future dividends may deviate from historical dates due to this requirement.

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock or shares surrendered to satisfy tax obligations during the fourth quarter of 2010:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
Period
October 2010	4,353	$6.34	—	$193,126,784
November 2010	9,201	$6.87	—	$193,126,784
December 2010(3)	16,519,323	$7.71	—	$193,126,784

Total	16,532,877		—

(1)	Amounts represent shares of common stock delivered to us as payment of withholding taxes due on the vesting and payout of restricted stock and performance shares issued under our Equity Incentive Plan.
(2)	In October 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock. The repurchases were originally scheduled to be completed in 2008; however, our Board of Directors extended the timeframe to complete these repurchases for an undetermined period. As of December 31, 2010, we had repurchased a total of $1.807 billion of common stock under this program. Our merger agreement with CenturyLink prohibits us from repurchasing additional shares under this program without CenturyLink’s consent.
(3)	On December 21, 2010, we accelerated the vesting of certain restricted stock and performance share awards issued under our Equity Incentive Plan in order to preserve certain economic benefits to our stockholders that otherwise would have been lost in connection with our pending merger with CenturyLink.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and notes thereto in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. The comparability of the following selected financial data is significantly impacted by various changes in accounting principles including:

•

the adoption of Financial Accounting Standards Board, or FASB, Interpretation No., or FIN, 48, “Accounting for Uncertainty in Income Taxes” (Accounting Standards Codification, or ASC, 740), which was effective for us on January 1, 2007; and

•

the adoption of Statement of Financial Accounting Standards, or SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (ASC 715), which was effective for us on December 31, 2006.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in millions, shares in thousands except per share amounts)
Operating revenue	$11,730	$12,311	$13,475	$13,778	$13,923
Operating expenses	9,729	10,336	11,378	12,022	12,368
Income before income taxes	450	903	1,051	620	517
Net (loss) income(1)	(55)	662	652	2,890	553

(Loss) earnings per common share:
Basic	$(0.03)	$0.38	$0.38	$1.57	$0.29
Diluted	$(0.03)	$0.38	$0.37	$1.50	$0.28

Weighted average common shares outstanding:
Basic	1,726,085	1,709,346	1,728,731	1,829,244	1,889,857
Diluted	1,726,085	1,713,498	1,730,206	1,915,167	1,965,751

Dividends declared per common share	$0.24	$0.32	$0.32	$0.08	$—

Other data:
Cash provided by operating activities	$3,367	$3,307	$2,931	$3,026	$2,789
Cash used for investing activities	1,488	1,406	1,693	1,601	1,700
Cash used for financing activities	3,913	60	1,575	1,764	694
Expenditures for property, plant and equipment and capitalized software	1,488	1,409	1,777	1,669	1,632

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in millions)
Balance sheet data:
Cash and cash equivalents	$372	$2,406	$565	$902	$1,241
Total assets	17,220	20,380	20,141	22,471	21,234
Total borrowings—net(2)	11,947	14,200	13,555	14,098	14,695
Total borrowings—net to total capital ratio(3)	116%	109%	111%	96%	109%

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in Item 7 of this report for a discussion of unusual items affecting the results for 2010, 2009 and 2008. Results for 2007 and 2006 were affected by the changes in accounting principles described above the table.

(2)	Total borrowings—net is the sum of current portion of long-term borrowings and long-term borrowings—net on our consolidated balance sheets. For total obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations” in Item 7 of this report.
(3)	The total borrowings—net to total capital ratio is a measure of the percentage of total borrowings—net in our capital structure. The ratio is calculated by dividing total borrowings—net by total capital. Total borrowings—net is the sum of current portion of long-term borrowings and long-term borrowings—net on our consolidated balance sheets. Total capital is the sum of total borrowings—net and total stockholders’ equity or deficit.

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

Our operating revenue is primarily generated from our business markets, mass markets and wholesale markets segments. We group our products and services among major categories of products and services as described below:

•	Strategic services, which include primarily private line, broadband, Qwest iQ Networking®, hosting, video (including DIRECTV), Verizon Wireless services and voice over Internet Protocol, or VoIP;

•	Legacy services, which include primarily local, long-distance, access, traditional wide area network, or WAN and integrated services digital network, or ISDN, services;

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

Segment results presented in this Item 7 and in Note 16—Segment Information to our consolidated financial statements in Item 8 of this report are not indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 of this report.

CenturyLink Merger

On April 21, 2010, we entered into a merger agreement whereby CenturyLink will acquire us in a tax-free, stock-for-stock transaction. Under the terms of the agreement, our stockholders will receive 0.1664 shares of CenturyLink common stock for each share of our common stock they own at closing. Based on our and CenturyLink’s number of outstanding shares as of the date of the merger agreement, at closing CenturyLink shareholders are expected to own approximately 50.5% and our stockholders are expected to own approximately 49.5% of the combined company. On July 15, 2010, we received notification from the Department of Justice and the Federal Trade Commission that we received early termination of the waiting period under the Hart-Scott-Rodino Act, and as such have clearance from a federal antitrust perspective to proceed with the merger. On August 24, 2010, stockholders of each company approved all proposals relating to the merger. Completion of this transaction remains subject to a number of regulatory approvals as well as other customary closing conditions. We have received most of the necessary approvals from state public service or public utility commissions, but we still need approvals from the FCC and several other state public service or public utility commissions. While the timing of the receipt of these approvals cannot be predicted with certainty, we currently expect to receive all required approvals in the first quarter and are planning toward an April 1st closing date. If the merger agreement is terminated under certain circumstances, we may be obligated to pay CenturyLink a termination fee of $350 million.

As of December 31, 2010, we had recognized $39 million of expenses associated with our activities surrounding the pending CenturyLink merger. We have not recognized certain other expenses that are contingent on completion of the merger. These expenses include financial advisory fees and compensation expense comprised of retention bonuses, severance and stock-based compensation for stock-based awards that will vest in connection with the merger. These contingent expenses will be recognized in our consolidated financial statements commencing in the period in which the merger occurs. The final amount of compensation expense to be recognized is partially dependent upon personnel decisions that will be made as part of the integration planning. These amounts may be material.

Upon completion of the merger, our assets and liabilities will be revalued and recorded at fair value. The assignment of fair value will require a significant amount of judgment. The use of fair value measures will affect the comparability of our post-merger financial information and may make it more difficult to predict earnings in future periods. For example, we have certain deferred costs and deferred revenues on our balance sheet associated with installation activities and capacity leases whereby we incurred costs and received payments up front but are recognizing the related expenses and revenues over the estimated life of the customer or life of the contract. Based on the accounting guidance for business combinations, these existing deferred costs and deferred revenues are expected to be assigned little or no value in the purchase price allocation process and will thus be eliminated.

In 2010, we also recognized a $475 million loss due to the embedded option in our convertible debt being settled during the year. The embedded option was disqualified for equity treatment due to a requirement in the merger agreement to redeem this debt, including the option component, with cash. See Note 3—Fair Value of Financial Instruments to our consolidated financial statements in Item 8 of this report for additional information regarding the change in accounting for our previously outstanding convertible debt.

For unaudited pro forma financial information relating to the merger, see the joint proxy statement /prospectus filed with the SEC by CenturyLink on July 19, 2010.

Reclassifications

During the first quarter of 2010, we changed the definitions we use to classify expenses as cost of sales, selling expenses or general, administrative and other operating expenses and, as a result, certain expenses in our consolidated statements of operations for the prior year have been reclassified to conform to the current year presentation. Our new definitions of these expenses are as follows:

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

These definitions reflect changes primarily to reclassify expenses for: rent and utilities incurred by our network operations and data centers; fleet; network and supply chain management; and insurance and risk management from general, administrative and other operating expenses to cost of sales, where these expenses are more aligned with how we now manage our segments. We believe these changes allow users of our financial statements to better understand our expense structure. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. These changes resulted in the reclassification of $370 million and $371 million from the general, administrative and other operating expenses and selling expenses categories to cost of sales for the years ended December 31, 2009 and 2008, respectively.

We anticipate that we will change our definitions again once the merger with CenturyLink is complete in order to conform our definitions to those used by CenturyLink.

In 2010, certain previously unallocated expenses were included in the information our Chief Operating Decision Maker, or CODM, uses to evaluate the performance of each segment and certain revenue and expenses were realigned based on changes in how we manage our business. The majority of our cost of sales and selling expenses are incurred directly by or allocated to our segments based on an activity based costing methodology. We have reclassified and reallocated certain prior year amounts in our Annual Report on Form 10-K for the year ended December 31, 2009 to conform to the current year presentation.

During the first quarter of 2010 we updated our methodology for counting our subscribers and access lines where we provide the services. We now count broadband subscribers and access lines when we earn revenue associated with them. Our access line methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates and residential lines that are used solely to provide broadband services. Our new broadband methodology also excludes business and wholesale markets customers from our broadband subscribers.

During the first quarter of 2010 we also updated our methodology for counting our partnership based video and wireless subscribers. We now count these subscribers when we earn revenue associated with them, regardless of whether we actually bill the subscribers for the services. Our new methodology also excludes business and wholesale markets customers from our wireless subscribers. Beginning in mid-2009 we began to earn an ongoing commission associated with video customers that we no longer bill so long as they remain active customers of DIRECTV. Because of the change in this commission we have begun to include them in our subscriber counts. We use this same methodology for our wireless subscribers. This methodology change has increased our video subscribers by approximately 68,000 for the year ended December 31, 2010. We believe the methodology updates described above align our subscribers and access lines with our revenue and better reflect our ongoing operations.

We have restated our subscribers and access lines reported as of December 31, 2009 to conform to the current year presentation. The table below quantifies these changes by segment:

	December 31, 2009
	Business Markets	Mass Markets	Wholesale Markets	Total
	(in thousands)
Previously reported access lines	2,396	6,840	1,030	10,266
Affiliates and us	(403)	—	—	(403)
Alignment to billed units	10	25	27	62

Currently reported access lines	2,003	6,865	1,057	9,925

Previously reported broadband subscribers	—	2,974	—	2,974
Excluding business and wholesale customers	—	(143)	—	(143)
Alignment to billed units	—	(19)	—	(19)

Currently reported broadband subscribers	—	2,812	—	2,812

Previously reported video subscribers	—	880	—	880
Alignment to billed units	—	60	—	60

Currently reported video subscribers	—	940	—	940

Previously reported wireless subscribers	—	850	—	850
Excluding business and wholesale customers	—	(1)	—	(1)
Alignment to billed units	—	(11)	—	(11)

Currently reported wireless subscribers	—	838	—	838

We have restated our subscribers and access lines reported as of December 31, 2008 to conform to the current year presentation. The table below quantifies these changes by segment:

	December 31, 2008
	Business Markets	Mass Markets	Wholesale Markets	Total
	(in thousands)
Previously reported access lines	2,636	7,796	1,133	11,565
Affiliates and us	(484)	—	—	(484)
Alignment to billed units	(6)	11	41	46

Currently reported access lines	2,146	7,807	1,174	11,127

Previously reported broadband subscribers	—	2,847	—	2,847
Excluding business and wholesale customers	—	(151)	—	(151)
Alignment to billed units	—	(44)	—	(44)

Currently reported broadband subscribers	—	2,652	—	2,652

Previously reported video subscribers	—	798	—	798
Alignment to billed units	—	16	—	16

Currently reported video subscribers	—	814	—	814

Previously reported wireless subscribers	—	717	—	717
Excluding business and wholesale customers	—	(1)	—	(1)
Alignment to billed units	—	(58)	—	(58)

Currently reported wireless subscribers	—	658	—	658

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

•	Mass markets. This segment provides data, Internet, voice and resold video and wireless services to consumers and small business customers. Our mass markets products and services include:

•	Strategic services, which include primarily broadband, video (including DIRECTV) and Verizon Wireless services;

•	Legacy services, which include primarily local and long-distance services; and

•	Qwest-branded wireless services (until October 31, 2009).

•	Wholesale markets. This segment provides data, Internet and voice services primarily to other telecommunications providers. Our wholesale markets products and services include:

•	Strategic services, which are predominately private line services provided to other carriers; and

•	Legacy services, which include primarily local, long-distance, access and traditional WAN services.

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

We centrally manage expenses for administrative services (such as finance, computer systems development and support, real estate, legal and human resources), severance costs, restructuring charges and combined net periodic pension and post-retirement benefits expenses for all employees and retirees; consequently, these expenses are not assigned to our segments. We evaluate depreciation, amortization, information technology impairment charges and interest expense on a total company basis because we do not allocate assets or debt to specific segments. As a result, these items, along with other non-operating income or expenses, are not assigned to any segment. Therefore, the segment results presented below are not indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

The following table summarizes our results of operations for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,			Increase/(Decrease)		% Change
	2010	2009	2008	2010 v 2009	2009 v 2008	2010 v 2009	2009 v 2008
	(Dollars in millions, except per share amounts)
Operating revenue by category:
Strategic and legacy services:
Strategic services	$4,489	$4,217	$3,985	$272	$232	6%	6%
Legacy services	6,257	7,075	8,103	(818)	(1,028)	(12)%	(13)%

Total strategic and legacy services	10,746	11,292	12,088	(546)	(796)	(5)%	(7)%
Qwest-branded wireless services	—	112	460	(112)	(348)	nm	(76)%
Data integration	604	557	570	47	(13)	8%	(2)%

Total segment revenue	11,350	11,961	13,118	(611)	(1,157)	(5)%	(9)%
Other revenue (primarily USF surcharges)	380	350	357	30	(7)	9%	(2)%

Total operating revenue	11,730	12,311	13,475	(581)	(1,164)	(5)%	(9)%
Operating expenses	9,729	10,336	11,378	(607)	(1,042)	(6)%	(9)%
Other expense—net	1,551	1,072	1,046	479	26	45%	2%

Income before income taxes	450	903	1,051	(453)	(148)	(50)%	(14)%
Income tax expense	505	241	399	264	(158)	110%	(40)%

Net (loss) income	$(55)	$662	$652	$(717)	$10	(108)%	2%

(Loss) earnings per common share:
Basic	$(0.03)	$0.38	$0.38	$(0.41)	$—	(108)%	—%
Diluted	$(0.03)	$0.38	$0.37	$(0.41)	$0.01	(108)%	3%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

The following table summarizes our results of operations as a percentage of total operating revenue for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(in percentages of total operating revenue)
Operating revenue by category:
Strategic and legacy services:
Strategic services	38%	34%	30%
Legacy services	54%	58%	60%

Total strategic and legacy services	92%	92%	90%
Qwest-branded wireless services	—%	—%	3%
Data integration	5%	5%	4%

Total segment revenue	97%	97%	97%
Other revenue (primarily USF surcharges)	3%	3%	3%

Total operating revenue	100%	100%	100%
Operating expenses	83%	84%	84%
Other expense—net	13%	9%	8%

Income before income taxes	4%	7%	8%
Income tax expense	4%	2%	3%

Net (loss) income	—%	5%	5%

The following table summarizes some of our key operational measures for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,			Increase/(Decrease)		% Change
	2010	2009	2008	2010 v 2009	2009 v 2008	2010 v 2009	2009 v 2008
	(in thousands except employees)
Employees	28,343	30,138	32,937	(1,795)	(2,799)	(6)%	(8)%
Total broadband subscribers	2,914	2,812	2,652	102	160	4%	6%
Total video subscribers	1,003	940	814	63	126	7%	15%
Total wireless subscribers	1,086	838	658	248	180	30%	27%
Total access lines	8,855	9,925	11,127	(1,070)	(1,202)	(11)%	(11)%

2010 COMPARED TO 2009

Operating Revenue

Although strategic services revenue increased, a decrease in legacy services and Qwest-branded wireless services revenue resulted in lower total operating revenue. Strategic services revenue increased primarily due to increased volumes in Qwest iQ Networking®, as well as higher broadband revenue resulting from an increase in subscribers and an improving mix of higher priced, higher speed services as well as increased volumes in our private line services.

Legacy services revenue decreased as a result of lower local services revenue due to access line losses resulting from competitive pressures, along with product substitution. Lower demand for our long-distance services, traditional WAN services and access services, due to customer migration, product substitution and increased competition also contributed to the decrease in our legacy services revenue.

We stopped selling Qwest-branded wireless services in October 2009 due to our transition to selling Verizon Wireless services. We recognize revenue from Verizon Wireless services on a net basis and categorize this revenue as strategic services revenue, whereas we recognized revenue from Qwest-branded wireless services on a gross basis and categorized this revenue as a separate category of revenue. Due to this transition, we recognized no revenue from Qwest-branded wireless services in the year ended December 31, 2010 and will not recognize any revenue from these services in future periods. This transition has resulted in lower wireless services revenue, but has favorably impacted our overall profitability.

Revenue from data integration increased primarily due to professional services for installation of customer premise equipment.

Other revenue, primarily USF surcharges, which we account for on a gross basis, increased for the year ended December 31, 2010 primarily due to an increase in the USF contribution factor. We passed along this increase to our customers to align our USF revenue with our USF expenses. This increase was partially offset by decreased revenue associated with our services subject to USF contributions.

Operating Expenses

The following table provides further detail regarding our total operating expenses for the years ended December 31, 2010 and 2009:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2010	2009	2010 v 2009	2010 v 2009
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization)	$3,804	$4,088	$(284)	(7)%
Selling	1,702	1,944	(242)	(12)%
General, administrative and other operating	2,023	1,993	30	2%
Depreciation and amortization	2,200	2,311	(111)	(5)%

Total operating expenses	$9,729	$10,336	$(607)	(6)%

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

Selling Expenses

Selling expenses decreased due to decreased employee-related expenses for salaries, wages and severance related to prior period employee reductions and decreased internal commissions driven by lower sales headcount. Selling expenses also decreased due to lower bad debt expense resulting from our transition to selling Verizon Wireless services and our reduction in revenue. The migration to internal sales call centers from using third-party sales call centers also decreased selling expenses. In addition, lower professional fees and external commissions also reduced selling expenses. These decreases in expenses were partially offset by a legal settlement during 2010 and increased expenses associated with the acceleration of stock-based compensation.

General, Administrative and Other Operating Expenses

General, administrative and other operating expenses increased due to increased employee-related expenses for salaries and wages associated with the acceleration of stock-based compensation. On December 21, 2010, we accelerated the vesting of certain restricted stock and performance share awards issued under our Equity Incentive Plan in order to preserve certain economic benefits to our stockholders of approximately $120 million that otherwise would have been lost in connection with our pending merger with CenturyLink. General, administrative and other operating expenses also increased primarily due to expenses associated with the pending CenturyLink merger and increased taxes and fees primarily related to USF charges as a result of an increase in the USF contribution factor mandated by the FCC and an adjustment resulting from prior period assessments. These increases were partially offset by decreases in pension and post-retirement benefits expenses during 2010 and a legal settlement in the third quarter of 2009.

We recorded combined pension and post-retirement benefits expenses of $124 million in 2010 as compared to $196 million for 2009. The decrease in combined net periodic benefits expense in 2010 is primarily due to our decision to no longer provide pension benefit accruals for active management employees under our qualified and non-qualified pension plans, the elimination of the qualified and non-qualified pension plan death benefits for eligible beneficiaries of certain retirees and reduced interest cost, partially offset by an increase in actuarial losses. Actuarial gains or losses reflect the differences between earlier actuarial assumptions and what actually occurred. Pension and post-retirement benefits expenses are based on several assumptions, including discount rates and expected rates of return on plan assets that are set at December 31 of each year. We expect to record combined net periodic expense of approximately $106 million in 2011. The expected decrease in combined net periodic expense in 2011 is primarily due to decreased interest cost partially offset by a decrease in the expected return on assets. For additional information on our pension and post-retirement benefit plans, see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Depreciation and Amortization

The following table breaks out depreciation and amortization expense for the years ended December 31, 2010 and 2009:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2010	2009	2010 v 2009	2010 v 2009
	(Dollars in millions)
Depreciation and amortization:
Depreciation	$1,949	$2,071	$(122)	(6)%
Amortization	251	240	11	5%

Total depreciation and amortization	$2,200	$2,311	$(111)	(5)%

Although our capital expenditures fluctuate from year to year, we continue to see decreased depreciation expense due to significantly lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. If we do not significantly shorten our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease for the foreseeable future. Amortization expense was higher for the year ended December 31, 2010 due to increases in internally developed capitalized software.

Effective January 1, 2010, we changed our estimates of the economic lives of certain telecommunications equipment assets. These changes resulted in additional depreciation expense of approximately $50 million for the year ended December 31, 2010 when compared to the year ended December 31, 2009.

Other Consolidated Results

The following table provides detail regarding other expense (income)—net and income tax expense for the years ended December 31, 2010 and 2009:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2010	2009	2010 v 2009	2010 v 2009
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	$1,039	$1,089	$(50)	(5)%
Loss on embedded option in convertible debt	475	—	475	nm
Loss on early retirement of debt	45	—	45	nm
Other—net	(8)	(17)	(9)	(53)%

Total other expense (income)—net	$1,551	$1,072	$479	45%

Income tax expense	$505	$241	$264	110%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other Expense (Income)—Net

Interest expense on long-term borrowings and capital leases—net decreased primarily due to debt maturities and early retirement of debt, partially offset by interest on new debt.

The loss on the embedded option in our convertible debt resulted from stock appreciation well above any that was implied through historical volatility. For additional information, see Note 3—Fair Value of Financial Instruments to our consolidated financial statements in Item 8 of this report.

In November and December 2010, we redeemed all of the then-outstanding $1.118 billion aggregate principal amount of our 3.50% Convertible Senior Notes due 2025 (referred to as our 3.50% Convertible Senior Notes) and the remaining embedded option for $616 million. This resulted in no gain or loss on the notes and a total loss of $475 million on the embedded conversion option for the year ended December 31, 2010.

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

Other—net includes, among other things, interest income, income tax penalties, other interest expense (such as interest on income taxes), and equity method investment losses. The change in other—net in 2010 compared to 2009 is due to an equity method investment loss in 2009, offset by lower tax interest credits and lower interest income.

Income Tax Expense

Income tax expense for the year ended December 31, 2010 increased by $264 million as a result of the tax treatment of the premium paid on our convertible debt, the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, the tax treatment of the expenses incurred when we accelerated the vesting of certain stock-based compensation and the tax treatment of certain expenses associated with the pending CenturyLink merger, as well our recognition in 2009 of previously unrecognized tax benefits on uncertain tax positions and favorable income tax settlements related to prior years.

As described above, we recorded $475 million of expenses associated with extinguishing our convertible notes with cash. These expenses are not deductible for income tax purposes and, as such, they increased our effective tax rate for the year ended December 31, 2010 by 40.8 percentage points.

Among other things, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 will disallow federal income tax deductions for retiree prescription drug benefits to the extent we receive reimbursements for those benefits under the Medicare Part D program. Although this tax increase does not take effect until 2013, under accounting principles generally accepted in the U.S. we recognize the full accounting impact in the period in which the laws are enacted, which increased our effective tax rate for the year ended December 31, 2010 by 25.5 percentage points.

On December 21, 2010, we accelerated the vesting of certain restricted stock and performance share awards issued under our Equity Incentive Plan in order to preserve certain economic benefits to our stockholders of $120 million that otherwise would have been lost in connection with our pending merger with CenturyLink. However, certain of the expenses we recorded for this acceleration are not deductible for income tax purposes, and as such they increased our effective tax rate for the year ended December 31, 2010 by 4.8 percentage points.

During the year ended December 31, 2010 we incurred approximately $39 million of expenses associated with the pending CenturyLink merger. Certain of these expenses are not deductible for income tax purposes and, as such, they increased our effective tax rate for the year ended December 31, 2010 by 1.9 percentage points.

During the year ended December 31, 2009, we recognized previously unrecognized tax benefits on uncertain tax positions and favorable income tax settlements related to prior years, which decreased our effective tax rate for the year ended December 31, 2009 by 11.1 percentage points.

We had previously estimated and reported that our expected on-going income tax rate would be approximately 39%, but due largely to the loss of the Medicare subsidy permanent item we now estimate that our on-going expected effective income tax rate will be in the range of approximately 39% to 41%. However, in the near-term, our effective tax rate may continue to be impacted by expenses associated with activities surrounding the pending CenturyLink merger, which may cause our effective tax rate to be higher than our expected on-going effective income tax rate range of approximately 39% to 41%.

For additional information on income taxes, see Note 12—Income Taxes to our consolidated financial statements in Item 8 of this report.

Segment Results

The following table summarizes our segment results for the years ended December 31, 2010 and 2009:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2010	2009	2010 v 2009	2010 v 2009
	(Dollars in millions)
Total segment revenue	$11,350	$11,961	$(611)	(5)%
Total segment expenses	5,463	5,974	(511)	(9)%

Total segment income	$5,887	$5,987	$(100)	(2)%

Total segment margin percentage	52%	50%	2%
Business markets:
Revenue	$4,037	$4,028	$9	—%
Expenses	2,416	2,459	(43)	(2)%

Income	$1,621	$1,569	$52	3%

Margin percentage	40%	39%	1%
Mass markets:
Revenue	$4,659	$5,020	$(361)	(7)%
Expenses	2,186	2,415	(229)	(9)%

Income	$2,473	$2,605	$(132)	(5)%

Margin percentage	53%	52%	1%
Wholesale markets:
Revenue	$2,654	$2,913	$(259)	(9)%
Expenses	861	1,100	(239)	(22)%

Income	$1,793	$1,813	$(20)	(1)%

Margin percentage	68%	62%	6%

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

•

Facilities expenses, which are expenses incurred from using other carriers’ networks for providing telecommunications services, including our previously offered Qwest-branded wireless services, and the related regulatory, tax and other fees, and are included in cost of sales;

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

The following table reconciles segment revenue to total operating revenue and segment expenses to total operating expenses for the years ended December 31, 2010 and 2009.

	Year Ended December 31, 2010				Year Ended December 31, 2009
	Business Markets	Mass Markets	Wholesale Markets	Total Segment	Business Markets	Mass Markets	Wholesale Markets	Total Segment
	(Dollars in millions, access lines in thousands)
Segment revenue:
Strategic services	$1,709	$1,495	$1,285	$4,489	$1,584	$1,398	$1,235	$4,217
Legacy services	1,724	3,164	1,369	6,257	1,887	3,510	1,678	7,075

Total strategic and legacy services	3,433	4,659	2,654	10,746	3,471	4,908	2,913	11,292
Data integration	604	—	—	604	557	—	—	557
Qwest-branded wireless services	—	—	—	—	—	112	—	112

Total segment revenue	$4,037	$4,659	$2,654	11,350	$4,028	$5,020	$2,913	11,961

Other revenue (primarily USF surcharges)				380				350

Total operating revenue				$11,730				$12,311

Segment expenses:
Data integration	$426	$—	$—	$426	$390	$—	$—	$390
Customer service	102	302	53	457	113	372	88	573
Facilities	772	133	484	1,389	793	181	643	1,617
Segment overhead	125	62	43	230	124	69	48	241
Network, engineering and other operating	383	1,012	203	1,598	393	1,050	227	1,670
Customer acquisition and provisioning	608	677	78	1,363	646	743	94	1,483

Total segment expenses	$2,416	$2,186	$861	5,463	$2,459	$2,415	$1,100	5,974

Unassigned expenses (primarily general and administrative)				2,066				2,051
Depreciation and amortization				2,200				2,311

Total operating expenses				$9,729				$10,336

Total access lines(1)				8,855				9,925

(1)	We have updated our methodology for counting our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

Business Markets

The following table summarizes some of the key financial measures for our business markets segment for the years ended December 31, 2010 and 2009:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2010	2009	2010 v 2009	2010 v 2009
	(Dollars in millions)
Revenue:
Strategic services	$1,709	$1,584	$125	8%
Legacy services	1,724	1,887	(163)	(9)%

Total strategic and legacy services	3,433	3,471	(38)	(1)%
Data integration	604	557	47	8%

Total revenue	4,037	4,028	9	—%

Expenses:
Data integration	426	390	36	9%
Customer service	102	113	(11)	(10)%
Facilities	772	793	(21)	(3)%
Segment overhead	125	124	1	1%
Network, engineering and other operating	383	393	(10)	(3)%
Customer acquisition and provisioning	608	646	(38)	(6)%

Total expenses	2,416	2,459	(43)	(2)%

Income	$1,621	$1,569	$52	3%

Margin percentage	40%	39%	1%

The following table summarizes the access lines for our business markets segment as of December 31, 2010 and 2009:

	December 31,
	2010	2009	Increase/ (Decrease)	% Change
	(in thousands)
Access lines(1)	1,872	2,003	(131)	(7)%

(1)	We have updated our methodology for counting our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

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

•

Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our productivity improvements. Through planned reductions and normal employee attrition, we have reduced our workforce while achieving operational efficiencies and improving our processes through automation.

Revenue

Strategic services revenue was 42% and 39% of our total business markets revenue for the year ended December 30, 2010 and 2009, respectively. Revenue from strategic services increased due to increased volumes in Qwest iQ Networking®.

Legacy services revenue was 43% and 47% of our total business markets revenue for the year ended December 31, 2010 and 2009, respectively. Revenue from legacy services declined as a result of lower demand for our traditional WAN services as some customers migrated to our strategic services, including Qwest iQ Networking®. Lower local services revenue due to access line losses also resulted in decreased legacy services revenue.

Revenue from data integration increased primarily due to increased equipment sales and professional services, including network management, security and integration of customer premise equipment.

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

Network, engineering and other operating expenses decreased due to reduced headcount in maintenance and operations support and lower third-party support expenses as we continue to adjust our workforce as we improve our productivity.

Customer acquisition and provisioning expenses decreased as we increased productivity attributable to lower sales headcount, partially offset by increased expenses associated with short-term sales incentives.

Income

We continued to reduce maintenance, operations and sales headcount and optimized facilities expenses in an effort to improve our overall cost efficiency. Despite a 2010 legal settlement, intense competition and continued unstable general economic conditions, we were able to grow our margin percentage one percentage point to 40% for the year ended December 31, 2010 compared to the same period in 2009 as a result of our continued focus on strategic services and managing costs.

Mass Markets

The following table summarizes some of the key financial measures for our mass markets segment for the years ended December 31, 2010 and 2009:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2010	2009	2010 v 2009	2010 v 2009
	(Dollars in millions)
Revenue:
Strategic services	$1,495	$1,398	$97	7%
Legacy services	3,164	3,510	(346)	(10)%

Total strategic and legacy services	4,659	4,908	(249)	(5)%
Qwest-branded wireless services	—	112	(112)	nm

Total revenue	4,659	5,020	(361)	(7)%

Expenses:
Customer service	302	372	(70)	(19)%
Facilities	133	181	(48)	(27)%
Segment overhead	62	69	(7)	(10)%
Network, engineering and other operating	1,012	1,050	(38)	(4)%
Customer acquisition and provisioning	677	743	(66)	(9)%

Total expenses	2,186	2,415	(229)	(9)%

Income	$2,473	$2,605	$(132)	(5)%

Margin percentage	53%	52%	1%

nm—Comparisons to/from zero values are considered not meaningful.

The following table summarizes some of the key operational measures for our mass markets segment as of December 31, 2010 and 2009:

	December 31,
	2010	2009	Increase/ (Decrease)	% Change
	(in thousands)
Broadband subscribers(1)	2,914	2,812	102	4%
Video subscribers(1)	1,003	940	63	7%
Access lines(1)	6,038	6,865	(827)	(12)%
Wireless subscribers(1)	1,086	838	248	30%

(1)	We have updated our methodology for counting our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

The financial results for our mass markets segment continue to be impacted by several significant trends, which are described below.

•

Strategic services. We continue to focus on increasing subscribers of our broadband services in our mass markets segment. We reached approximately 2.9 million broadband subscribers at December 31, 2010 compared to approximately 2.8 million at December 31, 2009. Due to price compression, we believe the ability to continually increase connection speeds is competitively important. As a result, we continue to invest in our fiber to the node, or FTTN, deployment, which we launched to meet customer demand for higher broadband speeds. In addition to the FTTN deployment, we continue to expand our product offerings and enhance our marketing efforts as we compete in a competitive and maturing market in which a significant portion of consumers already have broadband services. We expect these efforts will improve our ability to compete and grow our broadband subscribers.

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

Revenue

Strategic services revenue represented 32% of total revenue for the year ended December 31, 2010 as compared to 28% for the year ended December 31, 2009. Strategic services revenue increased primarily due to an increase in broadband subscribers and an improving mix of higher priced, higher speed services.

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

Customer acquisition and provisioning expenses decreased as sales volumes declined and as we have tried to make our sales process more efficient through sales headcount reductions. Migration to using internal sales call centers from using third-party sales call centers and reduced spending associated with direct mail and media have further improved our sales and marketing expenses.

Income

Expense reductions due to reduced network workforce expenses, customer acquisition and provisioning, customer service expenses, and our transition to selling Verizon Wireless services improved our margin percentage by approximately one percentage point to 53% for the year ended December 31, 2010 when compared to 52% for the year ended December 31, 2009. We continue to experience income pressure as a result of access line losses, driven by intense competition and product substitution.

Wholesale Markets

The following table summarizes some of the key financial measures for our wholesale markets segment for the years ended December 31, 2010 and 2009:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2010	2009	2010 v 2009	2010 v 2009
	(Dollars in millions)
Revenue:
Strategic services	$1,285	$1,235	$50	4%
Legacy services	1,369	1,678	(309)	(18)%

Total revenue	2,654	2,913	(259)	(9)%

Expenses:
Customer service	53	88	(35)	(40)%
Facilities	484	643	(159)	(25)%
Segment overhead	43	48	(5)	(10)%
Network, engineering and other operating	203	227	(24)	(11)%
Customer acquisition and provisioning	78	94	(16)	(17)%

Total expenses	861	1,100	(239)	(22)%

Income	$1,793	$1,813	$(20)	(1)%

Margin percentage	68%	62%	6%

The following table summarizes the access lines for our wholesale markets segment as of December 31, 2010 and 2009:

	December 31,
	2010	2009	Increase/ (Decrease)	% Change
	(in thousands)
Access lines(1)	945	1,057	(112)	(11)%

(1)	We have updated our methodology for counting our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

The financial results for our wholesale markets segment continue to be impacted by several significant trends, which are described below.

•

Private line services. Demand for our private line services continues to increase, despite our customers’ optimization of their networks, industry consolidation and technological migration. While we expect that these factors will continue to impact our wholesale markets segment, we ultimately believe the growth in fiber based private line will offset our decline in copper based private line, although the timing of this technological migration is uncertain.

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

Revenue

Our total revenue was negatively impacted by industry consolidation, price compression, and our customers’ optimization of their networks. Strategic services revenue was 48% and 42% of our total wholesale markets revenue for the year ended December 31, 2010 and 2009, respectively. Strategic services revenue primarily increased due to increased volumes in our private line services.

Legacy services revenue declined due to decreases in long-distance services revenue driven by: customer migration to more technologically advanced services; decreasing demand for traditional voice services; and industry consolidation. In addition, access and local services revenue declined due to access line losses, continued intense competition and declining demand for UNEs. Traditional WAN services also declined due to industry consolidation and customer migration to more advanced technology services.

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

Income

Our margin percentage increased approximately six percentage points to 68% for the year ended December 31, 2010 when compared to 62% for the year ended December 31, 2009, due to a change in the mix of products and services and cost efficiencies. We continue to experience income pressure as a result of decreased access and local services and the impact of customer network optimization in strategic services.

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

In addition to the specific items discussed below, we believe declining general economic conditions negatively impacted our revenue in 2009.

Operating Expenses

The following table provides further detail regarding our operating expenses for the years ended December 31, 2009 and 2008:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2009	2008	2009 v 2008	2009 v 2008
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization)	$4,088	$4,956	$(868)	(18)%
Selling	1,944	2,188	(244)	(11)%
General, administrative and other operating	1,993	1,880	113	6%
Depreciation and amortization	2,311	2,354	(43)	(2)%

Total operating expenses	$10,336	$11,378	$(1,042)	(9)%

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

Selling Expenses

Selling expenses decreased due to reduced spending associated with direct mail and media, reduced bad debt expense, decreased employee-related expenses for salaries and wages related to prior period employee reductions and decreased internal commissions driven by lower sales headcount. The migration to internal sales call centers from using third-party sales call centers also decreased selling expenses. In addition, lower professional fees and external commissions also reduced selling expenses. These decreases were partially offset by increases in severance expenses.

General, Administrative and Other Operating Expenses

General, administrative and other operating expenses increased primarily due to an increase in pension and post-retirement benefits expenses of $210 million. In 2008 we recognized combined net periodic benefits income, as pension income exceeded post-retirement benefit expense for the year. However, during 2008 we experienced significant losses on our pension and post-retirement benefit plan assets, which significantly impacted the pension and post-retirement benefits expenses we recorded in 2009. We recorded approximately $196 million in combined net periodic benefits expense for 2009 as compared to combined net periodic benefits income of $14 million for 2008. The 2009 expense is net of a $13 million gain we recognized as a result of our decision to no longer provide pension benefit accruals for active management employees under our qualified and non-qualified pension plans on or after January 1, 2010. The shift from recording combined net periodic income to recording combined net periodic expense was primarily due to a decrease in expected return on plan assets as a result of lower plan asset values and an increase in net actuarial losses. Actuarial gains or losses reflect the differences between earlier actuarial assumptions and what actually occurred. For additional information on our pension and post-retirement benefit plans, see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

General, administrative and other operating expenses also increased due to an increase in taxes and fees as a result of a $40 million favorable property tax settlement and other favorable adjustments recorded in 2008 as well as by the 2008 reversal of a reserve resulting from a favorable lease termination. These increases were partially offset by lower USF charges, real estate and occupancy expenses, lower severance expenses as a result of workforce reductions in 2008 as we continue to manage our workforce to our workload, lower litigation charges and settlements, as well as reductions in professional fees, materials, supplies and marketing expenses.

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

Effective January 1, 2009, we changed our estimates of the economic lives of certain copper cable and telecommunications equipment assets. These changes resulted in additional depreciation expense of approximately $38 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Although our capital expenditures fluctuate from year to year, we continue to see decreased depreciation expense due to significantly lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002.

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

Other Consolidated Results

The following table provides detail regarding other expense (income)—net and income tax expense for the years ended December 31, 2009 and 2008:

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

For additional information on income taxes, see Note 12—Income Taxes to our consolidated financial statements in Item 8 of this report.

Segment Results

The following table summarizes our segment results for the years ended December 31, 2009 and 2008:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2009	2008	2009 v 2008	2009 v 2008
	(Dollars in millions)
Total segment revenue	$11,961	$13,118	$(1,157)	(9)%
Total segment expenses	5,974	7,078	(1,104)	(16)%

Total segment income	$5,987	$6,040	$(53)	(1)%

Total segment margin percentage	50%	46%	4%
Business markets:
Revenue	$4,028	$4,029	$(1)	—%
Expenses	2,459	2,556	(97)	(4)%

Income	$1,569	$1,473	$96	7%

Margin percentage	39%	37%	2%
Mass markets:
Revenue	$5,020	$5,746	$(726)	(13)%
Expenses	2,415	3,035	(620)	(20)%

Income	$2,605	$2,711	$(106)	(4)%

Margin percentage	52%	47%	5%
Wholesale markets:
Revenue	$2,913	$3,343	$(430)	(13)%
Expenses	1,100	1,487	(387)	(26)%

Income	$1,813	$1,856	$(43)	(2)%

Margin percentage	62%	56%	6%

The following table reconciles segment revenue to total operating revenue and segment expenses to total operating expenses for the years ended December 31, 2009 and 2008.

	Year Ended December 31, 2009				Year Ended December 31, 2008
	Business Markets	Mass Markets	Wholesale Markets	Total Segment	Business Markets	Mass Markets	Wholesale Markets	Total Segment
	(Dollars in millions, access lines in thousands)
Segment revenue:
Strategic services	$1,584	$1,398	$1,235	$4,217	$1,401	$1,333	$1,251	$3,985
Legacy services	1,887	3,510	1,678	7,075	2,058	3,953	2,092	8,103

Total strategic and legacy services	3,471	4,908	2,913	11,292	3,459	5,286	3,343	12,088
Data integration	557	—	—	557	570	—	—	570
Qwest-branded wireless services	—	112	—	112	—	460	—	460

Total segment revenue	$4,028	$5,020	$2,913	11,961	$4,029	$5,746	$3,343	13,118

Other revenue (primarily USF surcharges)				350				357

Total operating revenue				$12,311				$13,475

Segment expenses:
Data integration	$390	$—	$—	$390	$392	$—	$—	$392
Customer service	113	372	88	573	121	461	113	695
Facilities	793	181	643	1,617	798	434	947	2,179
Segment overhead	124	69	48	241	123	79	49	251
Network, engineering and other operating	393	1,050	227	1,670	415	1,132	274	1,821
Customer acquisition and provisioning	646	743	94	1,483	707	929	104	1,740

Total segment expenses	$2,459	$2,415	$1,100	5,974	$2,556	$3,035	$1,487	7,078

Unassigned expenses (primarily general and administrative)				2,051				1,946
Depreciation and amortization				2,311				2,354

Total operating expenses				$10,336				$11,378

Total access lines(1)				9,925				11,127

(1)	We have updated our methodology for counting our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

Business Markets

The following table summarizes some of the key financial measures for our business markets segment for the years ended December 31, 2009 and 2008:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2009	2008	2009 v 2008	2009 v 2008
	(Dollars in millions)
Revenue:
Strategic services	$1,584	$1,401	$183	13%
Legacy services	1,887	2,058	(171)	(8)%

Total strategic and legacy services	3,471	3,459	12	—%
Data integration	557	570	(13)	(2)%

Total revenue	4,028	4,029	(1)	—%

Expenses:
Data integration	390	392	(2)	(1)%
Customer service	113	121	(8)	(7)%
Facilities	793	798	(5)	(1)%
Segment overhead	124	123	1	1%
Network, engineering and other operating	393	415	(22)	(5)%
Customer acquisition and provisioning	646	707	(61)	(9)%

Total expenses	2,459	2,556	(97)	(4)%

Income	$1,569	$1,473	$96	7%

Margin percentage	39%	37%	2%

The following table summarizes the access lines for our business markets segment as of December 31, 2009 and 2008:

	December 31,
	2009	2008	Increase/ (Decrease)	% Change
	(in thousands)
Access lines(1)	2,003	2,146	(143)	(7)%

(1)	We have updated our methodology for counting our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

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

Network, engineering and other operating expenses decreased due to reduced headcount in maintenance and operations support and lower third-party support expenses as we continued to adjust our workforce as we improve our productivity.

Customer acquisition and provisioning expenses decreased primarily due to lower commission payouts as well as increased productivity attributable to lower sales headcount.

Income

Continued execution on operating initiatives that improved our overall cost efficiency drove our margin percentage to 39% from 37% for the years ended December 31, 2009 and 2008, respectively. We continue to be subject to intense competition, customer migration to strategic services and unstable general economic conditions; however, as a result of our continued focus on strategic services and managing costs, we were able to grow income and expand our margin percentage by approximately two percentage points for the year ended December 31, 2009 compared to the same period in 2008.

Mass Markets

The following table summarizes some of the key financial measures for our mass markets segment for the years ended December 31, 2009 and 2008:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2009	2008	2009 v 2008	2009 v 2008
	(Dollars in millions)
Revenue:
Strategic services	$1,398	$1,333	$65	5%
Legacy services	3,510	3,953	(443)	(11)%

Total strategic and legacy services	4,908	5,286	(378)	(7)%
Qwest-branded wireless services	112	460	(348)	(76)%

Total revenue	5,020	5,746	(726)	(13)%

Expenses:
Customer service	372	461	(89)	(19)%
Facilities	181	434	(253)	(58)%
Segment overhead	69	79	(10)	(13)%
Network, engineering and other operating	1,050	1,132	(82)	(7)%
Customer acquisition and provisioning	743	929	(186)	(20)%

Total expenses	2,415	3,035	(620)	(20)%

Income	$2,605	$2,711	$(106)	(4)%

Margin percentage	52%	47%	5%

The following table summarizes some of the key operational measures for our mass markets segment as of December 31, 2009 and 2008:

	December 31,
	2009	2008	Increase/ (Decrease)	% Change
	(in thousands)
Broadband subscribers(1)	2,812	2,652	160	6%
Video subscribers(1)	940	814	126	15%
Wireless subscribers(1)	838	658	180	27%
Access lines(1)	6,865	7,807	(942)	(12)%

(1)	We have updated our methodology for counting our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

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

Legacy services revenue decreased primarily due to declines in local services and long-distance volumes and rates. These declines were driven by access line losses resulting from competitive pressures and product substitution.

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

Network, engineering and other operating expenses decreased due to employee reductions in our network operations as we continued to adjust our workforce to reflect our workload.

Customer acquisition and provisioning expenses decreased as sales volumes declined as we have tried to make our sales process more efficient through sales headcount reductions as well as reduced marketing expenses and professional fees.

Income

Expense reductions due to a reduced workforce, network cost efficiencies and our transition to selling Verizon Wireless services improved our margin percentage by approximately five percentage points to 52% for the year ended December 31, 2009 when compared to 47% for the year ended December 31, 2008. We continue to experience income pressure as a result of access line losses, driven by intense competition and product substitution.

Wholesale Markets

The following table summarizes some of the key financial measures for our wholesale markets segment for the years ended December 31, 2009 and 2008:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2009	2008	2009 v 2008	2009 v 2008
	(Dollars in millions)
Revenue:
Strategic services	$1,235	$1,251	$(16)	(1)%
Legacy services	1,678	2,092	(414)	(20)%

Total revenue	2,913	3,343	(430)	(13)%

Expenses:
Customer service	88	113	(25)	(22)%
Facilities	643	947	(304)	(32)%
Segment overhead	48	49	(1)	(2)%
Network, engineering and other operating	227	274	(47)	(17)%
Customer acquisition and provisioning	94	104	(10)	(10)%

Total expenses	1,100	1,487	(387)	(26)%

Income	$1,813	$1,856	$(43)	(2)%

Margin percentage	62%	56%	6%

The following table summarizes the access lines for our wholesale markets segment as of December 31, 2009 and 2008:

	December 31,
	2009	2008	Increase/ (Decrease)	% Change
	(in thousands)
Access lines(1)	1,057	1,174	(117)	(10)%

(1)	We have updated our methodology for counting our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

Revenue

Our revenue was negatively impacted by industry consolidation, price compression, and our customers’ optimization of their cost structures. Strategic services revenue was 42% and 37% of our total wholesale markets revenue for the years ended December 31, 2009 and 2008, respectively. Strategic services revenue declined slightly due to decreased rates for our private line service, partially offset by increased volumes.

Legacy services revenue declined due to decreases in long-distance services revenue primarily driven by our focus on improving the profitability of this service and industry consolidation. In addition, access and local services revenue declined due to access line losses and a declining demand for UNEs for the year ended December 31, 2009 compared to the same period in 2008. Traditional WAN services also declined due to industry consolidation and customer migration to more advanced technology services.

Expenses

Customer service expenses decreased primarily due to: lower bad debt expense as a result of dispute settlements and corresponding allowance reductions; lower external commission expenses in operator services due to decreased volumes; lower access expense due to volume declines and increased productivity attributable to reduced headcount and elimination of an outsourcing contract.

Facilities expenses decreased due to a decline in our long-distance services volumes and rates, as a result of declining demand for traditional voice services and the effects of industry consolidation. Fixed facilities expenses decrease is driven by network optimization efforts to drive down costs.

Network, engineering and other operating expenses decreased as a result of employee reductions in our network operations as we continue to adjust our workforce to reflect our workload and lower repair expenses as we experienced a lower volume of repairs.

Customer acquisition and provisioning expenses decreased as we saw a decrease in installation and maintenance volume for network provisioning, while increasing productivity through declines in sales headcount throughout the year.

Income

Our margin percentage increased approximately six percentage points and we held our income to a 2% reduction for the year ended December 31, 2009 as compared to the same period in 2008 due to profitability improvements primarily relating to our long-distance services. We continue to experience income pressure as a result of decreased access and local services and the impact of customer network optimization in strategic services.

Liquidity and Capital Resources

Near-Term View

We expect that our cash on hand and expected net cash generated by operating activities will exceed our cash needs over the next 12 months. At December 31, 2010, we held cash and cash equivalents of $372 million and had $1.035 billion available under our currently undrawn revolving credit facility (referred to as our Credit Facility). During the year ended December 31, 2010, we:

•	redeemed or repurchased $3.379 billion of long-term borrowings including current maturities and settled our embedded option in convertible debt for $640 million; and

•	issued $800 million of debt for net proceeds of $775 million.

You can find additional information on these financing activities in Note 8—Borrowings to our consolidated financial statements in Item 8 of this report.

During the year ended December 31, 2010, our net cash generated by operating activities totaled $3.367 billion. For the coming 12 months, our expected financing and investing cash needs include:

•	$1.004 billion of maturing debt;

•	capital expenditures of approximately $1.6 billion; and

•	quarterly dividends on our common stock of approximately $140 million per quarter.

We have significant discretion in how we use our cash to pay for capital expenditures and for other costs of our business, as only a minority of our capital expenditures is dedicated to preservation activities or government mandates. We evaluate capital expenditure projects based on expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment. If we are not successful in maintaining or increasing our net cash generated by operating activities in the near term, we may use this discretion to decrease our capital expenditures, which may impact future years’ operating results and cash flows. Also, we lease certain facilities and equipment under various capital lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets. For the year ended December 31, 2010, we entered into capital leases for approximately $202 million of assets, which allowed us to reduce our initial cash outlays. We may continue to use lease financing for some portion of our capital spending.

At December 31, 2010, our current liabilities exceeded our current assets by $1.649 billion compared to $483 million as of December 31, 2009. Our working capital deficit increased $1.166 billion primarily due to early retirements of long-term borrowings, the reclassification of non-current borrowings to current, capital expenditures and dividends declared on our common stock, partially offset by net income before depreciation, amortization and income taxes and net proceeds from our long-term debt issuances.

We continue to look for opportunities to improve our capital structure by reducing debt and interest expense. Any time we deem conditions favorable, we may attempt to improve our liquidity position by accessing debt or other markets in a manner designed to create positive economic value. Although we were able to access the credit markets in April 2009, September 2009 and January 2010, the unstable economy may impair our ability to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

As of December 31, 2010, we had $193 million in stock repurchases remaining under the $2 billion stock repurchase program that our Board of Directors authorized in October 2006. The repurchases were originally scheduled to be completed in 2008; however, our Board of Directors extended the timeframe to complete these repurchases for an undetermined period. We did not repurchase any stock under this program in 2010 or 2009, and our merger agreement with CenturyLink prohibits us from repurchasing additional shares under this program without CenturyLink’s consent.

We have yet to accrue or pay for certain cash outlays that are contingent on completion of the CenturyLink merger. These cash outlays include financial advisory fees and compensation costs comprised of retention bonuses and severance. These contingent cash outlays will be recognized in our consolidated financial statements commencing in the period in which the merger occurs. The final amount and timing of the compensation costs to be paid is partially dependent upon personnel decisions that will be made as part of the integration planning. The total amount of cash outlays that are contingent on the completion of the merger may be material.

The Credit Facility, which is described below under the heading “Long-Term View,” will be terminated at the time of the closing of our merger with CenturyLink. Upon the closing of the merger, we will become a wholly owned subsidiary of CenturyLink, and as such we anticipate that CenturyLink would meet any post-merger liquidity needs not met through our operating cash flow.

Long-Term View

We believe that the cash provided by our operations and our currently undrawn Credit Facility, combined with our current cash position and the likelihood that we will continue to have access to capital markets to refinance our debt as it matures, should allow us to meet our cash requirements for the foreseeable future. Our general expectation is to refinance the debt maturities of our QC subsidiary and not to refinance other debt maturities.

Debt

We have a significant amount of debt maturing in the next several years, including $1.004 billion maturing in 2011, $1.500 billion maturing in 2012, $750 million maturing in 2013 and $1.900 billion maturing in 2014. We believe that we will continue to have access to capital markets to refinance our debt as discussed above in the “Near-Term View.”

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

Pension Plan

Benefits paid by our pension plan are paid through a trust. This pension plan is measured annually at December 31. The accounting unfunded status of our pension plan was $585 million at December 31, 2010. Cash funding requirements can be significantly impacted by earnings on investments, the discount rate, changes in the plan and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision; however, in general, current funding laws require a company to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. Based on current funding laws and regulations, we will not be required to make a cash contribution in 2011. During 2012 we expect to begin making required contributions to the plan and we estimate that these 2012 contributions could be between $300 million and $350 million. Although potentially significant in the aggregate, we currently expect that contributions in

2013 and beyond will decrease annually from the 2012 expected contribution amount. However, the actual amount of required contributions in 2013 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in the plan and funding laws and regulations. See additional information about our pension benefits in Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Post-Retirement Benefits

Certain of our post-retirement health care and life insurance benefits plans are unfunded. As of December 31, 2010, the unfunded status of all of our post-retirement benefit plans was $2.522 billion. A trust holds assets that are used to help cover the health care costs of retirees who are former occupational (also referred to as union) employees. As of December 31, 2010, the fair value of the trust assets was $801 million; however, a portion of these assets is comprised of investments with restricted liquidity. We did not make any cash contributions to this trust in 2010 and do not expect to make any significant cash contributions to this trust in the future. We believe that, as of December 31, 2010, the more liquid assets in the trust would be adequate to provide continuing reimbursements for our occupational post-retirement health care costs for approximately five years. Thereafter, covered benefits for our eligible retirees who are former occupational employees will be paid either directly by us or from the trust as the remaining assets become liquid. This five year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits. Our estimate of the annual long-term rate of return on the plan assets is 7.5% based on the currently held assets; however, actual returns could vary widely in any given year. See additional information about our post-retirement benefits in Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Income Tax Payments

We currently make some payments for income taxes; however, in most jurisdictions where we are subject to income tax, those taxes are largely offset through the utilization of our significant net operating loss carryforwards, or NOLs. As of December 31, 2010, we had NOLs of $5.6 billion and we expect to fully use substantially all of these NOLs as an offset against future taxable income. We do not expect to pay a significant amount of income taxes until all of these NOLs have been used; however, the timing of that use will depend upon future earnings and upon our future tax circumstances. We currently expect to be able to use the NOLs to reduce tax payments for several years.

Once our NOLs are fully utilized, we expect to make income tax payments commensurate with our taxable income. The amounts of those payments will also depend upon future earnings and upon our future tax circumstances and cannot be accurately estimated at this time.

Historical View

The following table summarizes cash flow activities for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,			Increase/ (Decrease)		% Change
	2010	2009	2008	2010 v 2009	2009 v 2008	2010 v 2009	2009 v 2008
	(Dollars in millions)
Cash flows:
Provided by operating activities	$3,367	$3,307	$2,931	$60	$376	2%	13%
Used for investing activities	1,488	1,406	1,693	82	(287)	6%	(17)%
Used for financing activities	3,913	60	1,575	3,853	(1,515)	nm	(96)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Operating Activities

Cash provided by operating activities increased in 2010 as compared to 2009 despite a decline in cash received from customers as a result of decreased revenue. This increase was due primarily to lower payments for:

•

facilities expenses as a result of both lower rates and lower volumes for long-distance service, the migration of our wireless customers from our Qwest-branded wireless services as well as cost optimization;

•	employee-related expenses resulting from reduced headcount and one less pay period being paid in the year ended December 31, 2010 as compared to the same period in 2009; and

•	professional fees due to lower contracted labor and programming services, partially offset by payments for merger-related costs.

Cash provided by operating activities increased in 2009 as compared to 2008 as the decline in cash received from customers as a result of the decline in customers was more than offset by a decrease in payments for securities-related legal matters; a decrease in payments for facility costs resulting from the transition to Verizon Wireless services from selling Qwest-branded wireless services, declining minutes of use, network optimization and reduced rates; and lower payments for employee-related costs due to lower headcount.

Investing Activities

Cash used for investing activities increased in 2010 as compared to 2009 primarily due to increased capital expenditures and purchases of U.S. Treasury and U.S. government agency securities which were offset by the maturity of these securities. The increase in capital spending was due to a cautious investment climate in late 2008 and early 2009, increased spending on our strategic initiatives and timing of cash payments. Our capital expenditures continue to be focused on our strategic services such as broadband. In 2011, we anticipate that our fiber investment, which includes fiber to the cell site, or FTTCS, will increase. This upward trend in spending for our strategic initiatives is the largest contributor to our projected capital expenditures for 2011 increasing to approximately $1.6 billion. In addition, we may continue to use lease financing in 2011 for some portion of our capital spending.

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

Financing Activities

For the year ended December 31, 2010, we repaid $3.379 billion of long-term borrowings including current maturities, settled the embedded option in our convertible debt for $640 million, paid $555 million in dividends and purchased treasury stock valued at $136 million in conjunction with the accelerated vesting of certain stock-based awards. These uses of cash were partially offset by the issuance of $800 million of new debt resulting in aggregate net proceeds of $775 million.

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

We were in compliance with all provisions and covenants of our borrowings as of December 31, 2010.

Letters of Credit

We maintain letter of credit arrangements with various financial institutions for up to $85 million. We had outstanding letters of credit of approximately $72 million as of December 31, 2010. On January 18, 2011 we entered into $7 million of additional letters of credit.

Credit Ratings

Due to our general expectation that we will refinance the debt maturities of our QC subsidiary, our credit ratings can have significant impact on our liquidity and capital resources. Debt ratings by the various rating agencies reflect each agency’s opinion of the ability of the issuers to repay debt obligations as they come due. In general, lower ratings result in higher borrowing costs and impaired ability to borrow under acceptable terms. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

The table below summarizes our long-term debt ratings as of December 31, 2010:

December 31, 2010
	Moody’s	S&P	Fitch
Corporate rating/Sr. Implied rating	Ba1	BB	NR
Qwest Corporation	Baa3	BBB-	BBB-
Qwest Capital Funding, Inc.	Ba3	B+	BB
Qwest Communications International Inc.	Ba2	B+	BB+

NR—Not Rated

Since our announcement of our pending merger with CenturyLink:

•

on August 13, 2010, Moody’s Investors Service upgraded the ratings of QC from Ba1 to Baa3 (investment grade), QCF from B1 to Ba3 and QCII from Ba3 to Ba2, upgraded Qwest’s corporate rating from Ba2 to Ba1 and noted that these ratings remain on review for further upgrade;

•

Standard & Poor’s placed Qwest’s corporate rating and the ratings of QCII and QCF on “CreditWatch” with positive implications, meaning that S&P could affirm or upgrade the ratings after it completes its review, and placed QC’s rating on “CreditWatch” with developing implications, meaning that S&P could raise, maintain or lower the rating; and

•

Fitch Ratings affirmed its previous rating of BBB- with a stable outlook for QC and placed the ratings of QCII and QCF on “Rating Watch Positive,” meaning that there is a heightened probability of a potential upgrade.

With respect to Moody’s, a rating of Baa indicates that the security is subject to moderate credit risk, is considered medium grade and as such may possess certain speculative characteristics. A rating of Ba is judged to have speculative elements and is subject to substantial credit risk, meaning that the future of the issuer cannot be considered to be well-assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times. A rating of B is considered speculative and is subject to high credit risk. The “1, 2, 3” modifiers show relative standing within the major categories, 1 being the highest, or best, modifier in terms of credit quality.

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

While we have been able to obtain financing historically and our ratings have improved since the pending merger with CenturyLink was announced, given our current credit ratings our ability to raise additional capital under acceptable terms and conditions may be impaired.

Risk Management

We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We have used derivative financial instruments to manage our interest rate risk exposure on our debt and we may employ them in the future.

Near-Term Maturities

As of December 31, 2010, we had $1.004 billion of long-term notes maturing in the subsequent 12 months. We would be exposed to changes in interest rates at any time that we choose to refinance any of this debt. A hypothetical increase of 100 basis points in the interest rate on a refinancing of the entire current portion of long-term notes would decrease annual pre-tax earnings by approximately $10 million.

Floating-Rate Debt

As of December 31, 2010, we had $750 million of floating interest rate debt outstanding, all of which was exposed to changes in interest rates. The exposure for these instruments is linked to the London Interbank Offered Rate, or LIBOR. A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease annual pre-tax earnings by approximately $8 million.

Investments

As of December 31, 2010, we had $335 million invested in highly liquid cash-equivalent instruments and $92 million invested in currently non-liquid auction rate securities. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would decrease annual pre-tax earnings by approximately $3 million.

Combined Impacts

The table below provides a sensitivity analysis of certain expense and income items, as well as net income, assuming 100-basis-point upward and downward shifts in market interest rates over the entire year. This sensitivity analysis reflects only the impact for the year ended December 31, 2010 from the borrowings and investments that were outstanding as of December 31, 2010. It does not reflect the impact of long-term notes maturing in the subsequent 12 months because they would not have been affected by changes in market interest rates during the periods presented.

	As reported	Assuming +100 basis point shift	Assuming -100 basis point shift
	(Dollars in millions)
2010:
Interest expense on long-term borrowings and capital leases—net	$1,039	$1,047	$1,031
Other income—net	(8)	(12)	(4)
Net loss	(55)	(57)	(53)

Future Contractual Obligations

The following table summarizes our estimated future contractual obligations as of December 31, 2010:

	Payments Due by Period
	2011	2012	2013	2014	2015	2016 and Thereafter	Total
	(Dollars in millions)
Future contractual obligations(1):
Debt and lease payments:
Long-term debt	$1,004	$1,500	$750	$1,900	$950	$5,674	$11,778
Capital lease and other obligations	96	89	74	59	34	16	368
Interest on long-term borrowings and capital leases(2)	885	742	655	589	476	3,921	7,268
Operating leases	208	177	152	134	110	671	1,452

Total debt and lease payments	2,193	2,508	1,631	2,682	1,570	10,282	20,866

Other long-term liabilities	6	3	6	3	4	160	182

Purchase commitments:
Telecommunications and information technology	2	2	2	1	1	1	9
IRU* operating and maintenance obligations	19	19	19	19	19	121	216
Advertising, promotion and other services(3)	64	41	31	27	24	44	231

Total purchase commitments	85	62	52	47	44	166	456

Non-qualified pension obligation	4	3	3	3	3	29	45
Post-retirement benefit obligation	74	74	74	73	71	1,322	1,688

Total future contractual obligations	$2,362	$2,650	$1,766	$2,808	$1,692	$11,959	$23,237

*	Indefeasible rights of use
(1)	The table does not include:

•	costs that are contingent upon completion of the pending CenturyLink merger;

•	our open purchase orders as of December 31, 2010. These purchase orders are generally at fair value, are generally cancelable without penalty and are part of normal operations;

•

other long-term liabilities, such as accruals for legal matters and income taxes, that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•

cash funding requirements for pension benefits payable to certain eligible current and future retirees. The accounting unfunded status of our pension plan was $585 million at December 31, 2010. Benefits paid by our qualified pension plan are paid through a trust. Cash funding requirements for this trust are not included in this table as we are not able to reliably estimate required contributions to the trust. Cash funding requirements can be significantly impacted by earnings on investments, the discount rate, changes in the plan and funding laws and regulations. As a result it is difficult to determine future funding requirements with a high level of precision; however, in general, current funding laws require a company with a plan shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. Based on current funding laws and regulations, we will not be required to make a cash contribution in 2011. During 2012 we expect to begin making required contributions to the plan and we estimate that these 2012 contributions could be between $300 million and $350 million. Although potentially significant in the aggregate, we currently expect that contributions in 2013 and beyond will decrease annually from the 2012 expected contribution amount. However, the actual amount of required contributions in 2013 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in the plan and funding laws and regulations;

•

certain post-retirement benefits payable to certain eligible current and future retirees. Although we had a $2.522 billion liability recorded on our balance sheet as of December 31, 2010 representing the net benefit obligation for all post-retirement health care and life insurance benefits, not all of this amount is a contractual obligation and only the portion that we believe is a contractual obligation is reported in the table. Certain of these plans are unfunded and net payments made by us totaled $135 million in 2010, including payments for benefits that are not contractual obligations. Total undiscounted future payments estimated to be made by us for benefits that are both contractual obligations and non-contractual obligations are approximately $4.8 billion over approximately 80 years. However, this estimate is impacted by various actuarial and market assumptions, and ultimate payments will differ from this estimate. In 1989, a trust was created and funded to help cover the health care costs of retirees who are former occupational employees. We did not make any cash contributions to this trust in 2010 and do not expect to make any significant cash contributions to this trust in the future. We anticipate that the majority of the costs that have historically been paid out of this trust will need to be paid by us at some point in the future. As of December 31, 2010, the fair value of the trust assets was $801 million; however, a portion of these assets is comprised of investments with restricted liquidity. In 2009 we estimated that the trust would be adequate to provide continuing reimbursements for our occupational post-retirement health care costs for approximately five years. Based on returns on trust assets during 2010, we still believe that the more liquid assets in the trust will be adequate to provide continuing reimbursements for our occupational post-retirement health care costs for approximately five years. Thereafter, covered benefits for our eligible retirees who are former occupational employees will be paid either directly by us or from the trust as the remaining assets become liquid. This five year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits. Our estimate of the annual long-term rate of return on the plan assets is 7.5% based on the currently held assets; however, actual returns could vary widely in any given year. The benefits reimbursed from plan assets were $186 million in 2010. See additional information on our benefits plans in Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report;

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

Assuming we exited these contracts in 2011, the contract termination fees would be approximately $697 million. Under the same assumption, termination fees for these contracts to purchase goods and services would be $31 million. In the normal course of business, we believe the payment of these fees is remote; and

•

potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

(2)	Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2010.
(3)	We have various long-term, non-cancelable purchase commitments for advertising and promotion services, including advertising and marketing at sports arenas and other venues and events. We also have service related commitments with various vendors for data processing, technical and software support services. Future payments under certain service contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to receive.

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

For matters related to income taxes, if the impact of an uncertain tax position is more likely than not to be sustained upon audit by the relevant taxing authority, then we recognize a benefit for the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. The overall tax liability recorded for uncertain tax positions as of December 31, 2010 and 2009 considers the anticipated utilization of any applicable tax credits and NOLs.

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

Tax Valuation Allowance

We record deferred income tax assets and liabilities as described above. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be recovered. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate. In making this evaluation, we rely on our recent history of pre-tax earnings, estimated timing of future deductions and benefits represented by the deferred tax assets, and our forecasts of future earnings, the latter two of which involve the exercise of significant judgment. As of December 31, 2010, we concluded that it was more likely than not that we would realize the majority of our deferred tax assets; therefore, our valuation allowance did not require material adjustments. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that a valuation allowance for certain deferred tax assets is appropriate, which could materially impact our financial condition or results of operations.

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

Pension and post-retirement health care and life insurance benefits attributed to eligible employees’ service during the year, as well as interest on benefit obligations, are accrued currently. Prior service costs and actuarial gains and losses are generally recognized as a component of net periodic expense over one of the following periods: (i) the average remaining service period of the employees expected to receive benefits of approximately nine years; (ii) the average remaining life of the employees expected to receive benefits of approximately 18 years; or (iii) the term of the collective bargaining agreements, as applicable. Pension and post-retirement benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits as determined using the projected unit credit method.

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

Changes in any of the above factors could impact general, administrative and other operating expenses in the consolidated statements of operations as well as the value of the liability and accumulated other comprehensive income of stockholders’ deficit on our consolidated balance sheets. If our assumed expected rates of return for 2010 were 100 basis points lower, our qualified pension and post-retirement benefit expenses would have increased by $77 million. If our assumed discount rates for 2010 were 100 basis points lower, our qualified pension and post-retirement benefit expenses would have increased by $56 million and our projected benefit obligation would have increased by approximately $1 billion. An increase of 100 basis points in the initial healthcare cost trend rate would have increased our post-retirement benefit expense by $3 million and increased our projected post-retirement benefit obligation by $65 million.

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

Revenue Recognition and Related Reserves

We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship period, which ranges from eighteen months to over ten years depending on the service. Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable based on objective evidence. If the elements are deemed separable and separate earnings processes exist, total consideration is allocated to each element based on the relative fair values of the separate elements and the revenue associated with each element is recognized as earned. If these criteria are not satisfied, the total advance payment is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.

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

Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications plant, equipment and software requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a one year increase or decrease in the estimated remaining useful lives of our property, plant and equipment would have decreased depreciation by approximately $280 million or increased depreciation by approximately $390 million, respectively. The effect of a one half year increase or decrease in the estimated remaining useful lives of our capitalized software would have decreased amortization by approximately $30 million or increased amortization by approximately $40 million, respectively.

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

Derivative Financial Instruments

As of December 31, 2010, we did not have any derivative financial instruments. However, we sometimes use derivative financial instruments, specifically interest rate swap contracts, to manage interest rate risks. We execute these instruments with financial institutions we deem creditworthy and monitor our exposure to these counterparties. An interest rate hedge is generally designated as either a cash flow hedge or a fair value hedge. In a cash flow hedge, a borrower of variable interest debt agrees with another party to make fixed payments equivalent to paying fixed rate interest on debt in exchange for receiving payments from the other party equivalent to receiving variable rate interest on debt, the effect of which is to eliminate some portion of the variability in the borrower’s overall cash flows. In a fair value hedge, a borrower of fixed rate debt agrees with another party to make variable payments equivalent to paying variable rate interest on the debt in exchange for receiving fixed payments from the other party equivalent to receiving fixed rate interest on debt, the effect of which is to eliminate some portion of the variability in the fair value of the borrower’s overall debt portfolio due to changes in interest rates.

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

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update, or ASU, Number 2009-13, “Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.” This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. This ASU is generally expected to result in revenue recognition for more delivered elements than under current rules. We are required to adopt this ASU prospectively for new or materially modified agreements as of January 1, 2011. The adoption of this ASU will not have a material effect on our financial position or results of operations.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Qwest Communications International Inc.:

We have audited the accompanying consolidated balance sheets of Qwest Communications International Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qwest Communications International Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Qwest Communications International Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Denver, Colorado

February 15, 2011

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions except per share amounts, shares in thousands)
Operating revenue	$11,730	$12,311	$13,475
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	3,804	4,088	4,956
Selling	1,702	1,944	2,188
General, administrative and other operating	2,023	1,993	1,880
Depreciation and amortization	2,200	2,311	2,354

Total operating expenses	9,729	10,336	11,378

Operating income	2,001	1,975	2,097

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	1,039	1,089	1,069
Loss on embedded option in convertible debt	475	—	—
Loss on early retirement of debt	45	—	—
Other—net	(8)	(17)	(23)

Total other expense (income)—net	1,551	1,072	1,046

Income before income taxes	450	903	1,051
Income tax expense	505	241	399

Net (loss) income	$(55)	$662	$652

(Loss) earnings per common share:
Basic	$(0.03)	$0.38	$0.38
Diluted	$(0.03)	$0.38	$0.37

Weighted average common shares outstanding:
Basic	1,726,085	1,709,346	1,728,731
Diluted	1,726,085	1,713,498	1,730,206

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Dollars in millions, shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$372	$2,406
Accounts receivable—net of allowance of $83 and $100, respectively	1,264	1,302
Deferred income taxes—net	234	538
Prepaid expenses and other	352	368

Total current assets	2,222	4,614

Property, plant and equipment—net	11,794	12,299
Capitalized software—net	947	911
Deferred income taxes—net	1,686	1,971
Other	571	585

Total assets	$17,220	$20,380

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term borrowings	$1,089	$2,196
Accounts payable	801	765
Accrued expenses and other	1,430	1,580
Deferred revenue and advance billings	551	556

Total current liabilities	3,871	5,097

Long-term borrowings—net of unamortized debt discount and other of $199 and $266, respectively	10,858	12,004
Post-retirement and other post-employment benefits obligations—net	2,476	2,479
Pension obligations—net	612	817
Deferred revenue	459	486
Other	599	675

Total liabilities	18,875	21,558

Commitments and contingencies (Note 18)

Stockholders’ deficit:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,792,145 and 1,738,330 shares issued, respectively	18	17
Additional paid-in capital	42,285	42,269
Treasury stock—27,841 and 9,084 shares, respectively (including 22 shares and 44 shares, respectively, held in rabbi trust)	(157)	(22)
Accumulated deficit	(43,425)	(42,953)
Accumulated other comprehensive loss	(376)	(489)

Total stockholders’ deficit	(1,655)	(1,178)

Total liabilities and stockholders’ deficit	$17,220	$20,380

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Operating activities:
Net (loss) income	$(55)	$662	$652
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,200	2,311	2,354
Deferred income taxes	508	229	450
Provision for bad debt—net	86	130	162
Loss on embedded option in convertible debt	475	—	—
Loss on early retirement of debt	45	—	—
Stock-based compensation	93	40	47
Other non-cash charges—net	94	96	126
Changes in operating assets and liabilities:
Accounts receivable	(35)	35	(65)
Prepaid expenses and other current assets	58	(5)	42
Accounts payable, accrued expenses and other current liabilities	(23)	(157)	(530)
Deferred revenue and advance billings	(32)	(58)	(48)
Other non-current assets and liabilities	(47)	24	(259)

Cash provided by operating activities	3,367	3,307	2,931

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(1,488)	(1,409)	(1,777)
Proceeds from sales or maturities of investment securities	943	18	65
Purchases of investment securities	(944)	—	—
Other	1	(15)	19

Cash used for investing activities	(1,488)	(1,406)	(1,693)

Financing activities:
Proceeds from long-term borrowings	775	1,270	—
Repayments of long-term borrowings, including current maturities	(3,379)	(827)	(631)
Proceeds from issuances of common stock	67	57	42
Dividends paid	(555)	(551)	(556)
Settlement of embedded option in convertible debt	(640)	—	—
Purchase of treasury stock	(136)	(3)	(2)
Repurchases of common stock	—	—	(432)
Early retirement of debt	(41)	—	—
Other	(4)	(6)	4

Cash used for financing activities	(3,913)	(60)	(1,575)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(2,034)	1,841	(337)
Beginning balance	2,406	565	902

Ending balance	$372	$2,406	$565

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

AND COMPREHENSIVE (LOSS) INCOME

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Treasury Stock at cost	Accum- ulated Deficit	AOCI(L)(1)	Total	Compre- hensive (Loss) Income
	(Shares in thousands)	(Dollars in millions)
Balance as of December 31, 2007	1,787,287	$42,526	$(18)	$(43,156)	$1,303	$655
Net income	—	—	—	652	—	652	$652
Other comprehensive loss—net of taxes:
Pension—net of deferred taxes of $950	—	—	—	—	(1,501)	(1,501)	(1,501)
Other post-retirement benefit obligations, net of deferred taxes of $142	—	—	—	—	(267)	(267)	(267)
Unrealized loss on derivative instruments, net of deferred taxes of $3	—	—	—	—	(6)	(6)	(6)
Unrealized loss on auction rate securities and other, net of deferred taxes of $10	—	—	—	—	(16)	(16)	(16)

Total comprehensive loss—net							$(1,138)

Dividends declared	—	—	—	(550)	—	(550)
Common stock repurchases	(95,386)	(430)	—	—	—	(430)
Common stock issuances:
Stock options exercised	703	3	—	—	—	3
Employee stock purchase plan	3,409	12	—	—	—	12
401(k) plan trustee discretionary purchases	7,527	27	—	—	—	27
Other	3,213	46	(2)	(9)	—	35

Balance as of December 31, 2008	1,706,753	42,184	(20)	(43,063)	(487)	(1,386)
Net income	—	—	—	662	—	662	$662
Other comprehensive income—net of taxes:
Pension—net of deferred taxes of $23	—	—	—	—	36	36	36
Other post-retirement benefit obligations, net of deferred taxes of $33	—	—	—	—	(47)	(47)	(47)
Unrealized gain on derivative instruments, net of deferred taxes of $4	—	—	—	—	7	7	7
Unrealized gain on auction rate securities and other, net of deferred taxes of $1	—	—	—	—	2	2	2

Total comprehensive income—net							$660

Dividends declared	—	—	—	(552)	—	(552)
Common stock issuances:
Stock options exercised	1,043	4	—	—	—	4
Employee stock purchase plan	3,490	11	—	—	—	11
401(k) plan trustee discretionary purchases	11,607	42	—	—	—	42
Other	6,353	45	(2)	—	—	43

Balance as of December 31, 2009	1,729,246	42,286	(22)	(42,953)	(489)	(1,178)
Net loss	—	—	—	(55)	—	(55)	$(55)
Other comprehensive income—net of taxes:
Pension—net of deferred taxes of $100	—	—	—	—	155	155	155
Other post-retirement benefit obligations, net of deferred taxes of $21	—	—	—	—	(40)	(40)	(40)
Unrealized loss on derivative instruments, net of deferred taxes of $1	—	—	—	—	(1)	(1)	(1)
Unrealized loss on auction rate securities and other, net of deferred taxes of $1	—	—	—	—	(1)	(1)	(1)

Total comprehensive income—net							$58

Dividends declared	—	—	—	(417)	—	(417)
Common stock issuances:
Stock options exercised	10,498	50	—	—	—	50
Purchase of treasury stock	(18,359)	—	(136)	—	—	(136)
Employee stock purchase plan	2,324	11	—	—	—	11
401(k) plan trustee discretionary purchases	1,554	8	—	—	—	8
Stock-based compensation	39,439	115	—	—	—	115
Embedded option in convertible debt	—	(165)	—	—	—	(165)
Other	(398)	(2)	1	—	—	(1)

Balance as of December 31, 2010	1,764,304	$42,303	$(157)	$(43,425)	$(376)	$(1,655)

(1)	Accumulated Other Comprehensive Income (Loss)

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2010, 2009 and 2008

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

CenturyLink Merger

On April 21, 2010, we entered into a merger agreement whereby CenturyLink, Inc. (“CenturyLink”) will acquire us in a tax-free, stock-for-stock transaction. Under the terms of the agreement, our stockholders will receive 0.1664 shares of CenturyLink common stock for each share of our common stock they own at closing. Based on our and CenturyLink’s number of outstanding shares as of the date of the merger agreement, at closing CenturyLink shareholders are expected to own approximately 50.5% and our stockholders are expected to own approximately 49.5% of the combined company. On July 15, 2010, we received notification from the Department of Justice and the Federal Trade Commission that we received early termination of the waiting period under the Hart-Scott-Rodino Act, and as such have clearance from a federal antitrust perspective to proceed with the merger. On August 24, 2010, stockholders of each company approved all proposals relating to the merger. Completion of this transaction remains subject to a number of regulatory approvals as well as other customary closing conditions. We have received most of the necessary approvals from state public service or public utility commissions, but we still need approvals from the Federal Communications Commission (“FCC”) and several other state public service or public utility commissions. While the timing of the receipt of these approvals cannot be predicted with certainty, we currently expect to receive all required approvals in the first quarter and are planning toward an April 1st closing date. If the merger agreement is terminated under certain circumstances, we may be obligated to pay CenturyLink a termination fee of $350 million.

As of December 31, 2010, we had recognized $39 million of expenses associated with our activities surrounding the pending CenturyLink merger. We have not recognized certain other expenses that are contingent on completion of the merger. These expenses include financial advisory fees and compensation expense comprised of retention bonuses, severance and stock-based compensation for stock-based awards that will vest in connection with the merger. These contingent expenses will be recognized in our consolidated financial statements commencing in the period in which the merger occurs. The final amount of compensation expense to be recognized is partially dependent upon personnel decisions that will be made as part of the integration planning. These amounts may be material.

In 2010, we also recognized a $475 million loss due to the embedded option in our convertible debt being settled during the year. The embedded option was disqualified for equity treatment due to a requirement in the merger agreement to redeem this debt, including the option component, with cash. See Note 3—Fair Value of Financial Instruments for additional information regarding the change in accounting for our previously outstanding convertible debt.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

Reclassifications

During the first quarter of 2010, we changed the definitions we use to classify expenses as cost of sales, selling expenses or general, administrative and other operating expenses and, as a result, certain expenses in our consolidated statements of operations for the prior year have been reclassified to conform to the current year presentation. Our new definitions of these expenses are as follows:

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

These definitions reflect changes primarily to reclassify expenses for: rent and utilities incurred by our network operations and data centers; fleet; network and supply chain management; and insurance and risk management from general, administrative and other operating expenses to cost of sales, where these expenses are more aligned with how we now manage our segments. We believe these changes allow users of our financial statements to better understand our expense structure. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. These changes resulted in the reclassification of $370 million and $371 million from the general, administrative and other operating expenses and selling expenses categories to cost of sales for the years ended December 31, 2009 and 2008, respectively.

We have also reclassified certain other prior year amounts in our Annual Report on Form 10-K for the year ended December 31, 2009 to conform to the current year presentation.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 2: Summary of Significant Accounting Policies—(Continued)

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we made when accounting for items and matters such as, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, pension, post-retirement and other post-employment benefits, taxes, certain liabilities and other provisions and contingencies are reasonable, based on information available at the time they were made. These estimates, judgments and assumptions can affect the reported amounts of assets, liabilities and components of stockholders’ deficit as of the dates of the consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our consolidated statements of operations and our consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 12—Income Taxes and Note 18—Commitments and Contingencies for additional information.

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

Revenue Recognition

We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include activation fees and installation charges, which we recognize as revenue over the expected customer relationship period, which ranges from eighteen months to over ten years depending on the service. We also defer costs for customer acquisitions. The deferral of customer acquisition costs is limited to the amount of revenue deferred on advance payments. Costs in excess of advance payments are recorded as expense in the period such costs are incurred. Expected customer relationship periods are estimated using historical experience. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 2: Summary of Significant Accounting Policies—(Continued)

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

We offer some products and services that are provided by third-party vendors. We review the relationship between us, the vendor and the end customer to assess whether revenue should be reported on a gross or net basis. For example, the revenue from DIRECTV and Verizon Wireless services that we offer through sales agency relationships is reported on a net basis, while the revenue from resold conferencing services is reported on a gross basis. In assessing whether revenue should be reported on a gross or net basis, we consider whether we act as a principal in the transaction, take title to the products, have risk and rewards of ownership, and act as an agent or broker.

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

Our revenue and general, administrative and other operating expenses included taxes and surcharges accounted for on a gross basis of $385 million, $357 million and $391 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Advertising Costs

Costs related to advertising are expensed as incurred. Advertising expense was $296 million, $338 million and $411 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in selling expenses and general, administrative and other operating expenses in our consolidated statements of operations.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 2: Summary of Significant Accounting Policies—(Continued)

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

We use the deferral method of accounting for federal investment tax credits earned prior to the repeal of such credits in 1986. We also defer certain transitional investment tax credits earned after the repeal, as well as investment tax credits earned in certain states. We amortize these credits ratably over the estimated service lives of the related assets as a credit to our income tax expense in our consolidated statements of operations.

We establish valuation allowances when necessary to reduce deferred income tax assets to the amounts that we believe are more likely than not to be recovered. A significant portion of our net deferred tax assets relate to tax benefits attributable to NOLs. Each quarter we evaluate the need to retain all or a portion of the valuation allowance on our deferred tax assets. As of December 31, 2010, we concluded that it was more likely than not that we would realize the majority of our deferred tax assets; therefore, our valuation allowance did not require material adjustments. See Note 12—Income Taxes for additional information.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 2: Summary of Significant Accounting Policies—(Continued)

financial condition and in high quality and relatively risk-free investment products. Our cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular financial institution.

Book overdrafts occur when checks have been issued but have not been presented to our controlled disbursement bank accounts for payment. These bank accounts allow us to delay funding of issued checks until the checks are presented for payment. A delay in funding results in a temporary source of financing. The activity related to book overdrafts is included in “other” in financing activities in our consolidated statements of cash flows. Book overdrafts are included in accounts payable on our consolidated balance sheets. As of December 31, 2010 and 2009, the book overdraft balance was $40 million and $44 million, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts Receivable are recognized based upon the amount due from customers for the services provided or at cost for purchased and other receivables less an allowance for doubtful accounts. The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. We generally consider our accounts past due if they are outstanding over 30 days. Our collection process varies by the customer segment, amount of the receivable, and our evaluation of the customer’s credit risk. Our past due accounts are written off against our allowance for doubtful accounts when collection is considered to be not probable. Any recoveries of accounts previously written off are generally recognized as a reduction in bad debt expense in the period received. The carrying value of accounts receivable net of the allowance for doubtful accounts approximates fair value.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, plus the estimated value of any associated legally or contractually required retirement obligations. Property, plant and equipment are depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are categorized in the year acquired on the basis of equal life groups for purposes of depreciation and tracking. Generally, under the straight-line group method, when an asset is sold or retired, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal or unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs for construction of network and other internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 2: Summary of Significant Accounting Policies—(Continued)

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

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other long-lived intangible assets with indefinite lives, such as trademarks and trade names are reviewed for impairment annually or whenever an event occurs or circumstances change that would indicate an impairment may have occurred. These assets are carried at historical cost if their estimated fair value is greater than their carrying amounts. However, if their estimated fair value is less than the carrying amount, goodwill and

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 2: Summary of Significant Accounting Policies—(Continued)

other indefinite-lived intangible assets are reduced to their estimated fair value through an impairment charge to our consolidated statements of operations. In July 2010, we completed our annual review and determined that the fair value of our indefinite-lived intangible assets exceeds their carrying amount, which totaled $50 million as of December 31, 2010. Accordingly, no impairment charge was recorded in 2010.

Derivative Financial Instruments

As of December 31, 2010 we did not have any derivative financial instruments. However, we sometimes use derivative financial instruments, specifically interest rate swap contracts, to manage interest rate risks. We execute these instruments with financial institutions we deem creditworthy and monitor our exposure to these counterparties. An interest rate hedge is generally designated as either a cash flow hedge or a fair value hedge. In a cash flow hedge, a borrower of variable interest debt agrees with another party to make fixed payments equivalent to paying fixed rate interest on debt in exchange for receiving payments from the other party equivalent to receiving variable rate interest on debt, the effect of which is to eliminate some portion of the variability in the borrower’s overall cash flows. In a fair value hedge, a borrower of fixed rate debt agrees with another party to make variable payments equivalent to paying variable rate interest on the debt in exchange for receiving fixed payments from the other party equivalent to receiving fixed rate interest on debt, the effect of which is to eliminate some portion of the variability in the fair value of the borrower’s overall debt portfolio due to changes in interest rates.

We recognize all derivatives on our consolidated balance sheets at fair value. We generally designate the derivative as either a cash flow hedge or a fair value hedge on the date on which we enter into the derivative instrument. Cash flows from derivative instruments that are cash flow hedges or fair value hedges are classified in cash flows from operations.

For a derivative that is designated as and meets all of the required criteria for a cash flow hedge, we record in accumulated other comprehensive loss on our consolidated balance sheets, any changes in the fair value of the derivative. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In addition, if there are any changes in the fair value of the derivative arising from ineffectiveness of the cash flow hedging relationship, we record those amounts immediately in other expense (income)—net in our consolidated statements of operations. For a derivative that is designated as and meets all of the required criteria for a fair value hedge, we record in other expense (income)—net in our consolidated statements of operations the changes in fair value of the derivative and the underlying hedged item. However, if the terms of this type of derivative match the terms of the underlying hedged item such that we qualify to assume no ineffectiveness, then the fair value of the derivative is measured and the change in the fair value for the period is assumed to equal the change in the fair value of the underlying hedged item for the period, with no impact in other expense (income)—net.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 2: Summary of Significant Accounting Policies—(Continued)

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, auction rate securities, accounts receivable, accounts payable, interest rate hedges and long-term notes including the current portion. The carrying values of cash and cash equivalents, auction rate securities, accounts receivable, accounts payable and interest rate hedges approximate their fair values. The carrying value of our long-term notes, including the current portion, reflects original cost net of unamortized discounts and other. See Note 3—Fair Value of Financial Instruments for a more detailed discussion of the fair value of our other financial instruments.

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

Pension and post-retirement health care and life insurance benefits attributed to eligible employees’ service during the year, as well as interest on benefit obligations, are accrued currently. Prior service costs and actuarial gains and losses are generally recognized as a component of net periodic expense over one of the following periods: (i) the average remaining service period of the employees expected to receive benefits of approximately nine years; (ii) the average remaining life of the employees expected to receive benefits of approximately 18 years; or (iii) the term of the collective bargaining agreements, as applicable. Pension and post-retirement benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits as determined using the projected unit credit method.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 2: Summary of Significant Accounting Policies—(Continued)

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

The trusts for the pension and post-retirement benefits plans hold investments in equities, fixed income, real estate and other assets such as private equity assets. The assets held by these trusts are reflected at estimated fair value as of December 31. The fair value of certain assets held by the trusts is determined through use of observable inputs, such as quoted market prices for identical instruments in active markets or quoted prices for similar assets in active markets. For instance, the fair value of individual exchange traded equity securities is based on the last published price reported on the major market in which that individual security is traded and the fair value of certain individual fixed income securities is based on a spread to other more active fixed income securities last reported price on the major market in which that more active security is traded. Interests in commingled funds and limited partnerships are valued using the net asset value of each fund. The fair value of a significant amount of assets held by our trusts are not available by reference to a quoted market price or other significant observable inputs as of December 31. As a consequence, we believe there is a risk in reporting the fair value of these assets because the actual values of these assets could be significantly different from our estimates. The methods we use to value investments in the absence of observable market prices are described below.

Investments in partnerships (private equity, private debt and real estate) do not have observable market prices and are generally reported at fair value as determined by the partnership. Each partnership uses valuation methodologies that give consideration to a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investments, market conditions, trading values on comparable public securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of judgment. For some of these partnership investments, the fair value provided by the partnership is as of a date prior to our measurement date. In these situations, we adjust the fair value based on subsequent cash flows and review of the latest information provided by the partnership, including the impact of any significant events and changes in market conditions that have occurred since the last valuation date.

The assumptions and valuation methodologies of the pricing vendors, account managers, fund managers and partnerships are monitored and evaluated for reasonableness. See additional information about the valuation inputs used to value the assets in Note 11 – Employee Benefits.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 2: Summary of Significant Accounting Policies—(Continued)

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

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) Number 2009-13, “Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.” This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. This ASU is generally expected to result in revenue recognition for more delivered elements than under current rules. We are required to adopt this ASU prospectively for new or materially modified agreements entered into on or after January 1, 2011. The adoption of this ASU will not have a material effect on our financial position or results of operations.

Note 3: Fair Value of Financial Instruments

Our financial instruments consisted of cash and cash equivalents, auction rate securities, accounts receivable, accounts payable, interest rate hedges, the embedded option in our previously outstanding convertible debt and long-term notes including the current portion. The carrying values of the following items approximate their fair values: cash and cash equivalents, auction rate securities, accounts receivable, accounts payable and interest rate hedges. The carrying value of our long-term notes, including the current portion, reflects original cost net of unamortized discounts and other and was $11.583 billion as of December 31, 2010. For additional information, see Note 8—Borrowings.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the FASB.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 3: Fair Value of Financial Instruments—(Continued)

The table below presents the fair values for auction rate securities, interest rate hedges and long-term notes including the current portion, as well as the input levels used to determine these fair values as of December 31, 2010 and 2009:

	Level	Fair value as of December 31,
		2010	2009
		(Dollars in millions)
Assets:
Auction rate securities	3	$92	$95
Fair value hedges	3	—	2

Total assets		$92	$97

Liabilities:
Long-term notes, including the current portion	1 & 2	$12,480	$14,245
Cash flow hedges	3	—	3

Total liabilities		$12,480	$14,248

The three levels of the fair value hierarchy as defined by the FASB are as follows:

Input Level	Description of Input
Level 1	Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2	Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

We determined the fair value of our auction rate securities using a probability-weighted discounted cash flow model that takes into consideration the weighted average of the following factors:

•	coupon rate of 5.44%;

•	probability that we will be able to sell the securities in an auction or that the securities will be redeemed early of 75.23%;

•	probability that a default will occur of 20.98% with a related recovery rate of 55.00%; and

•	discount rate of 7.81%.

We determined the fair value of our interest rate hedges using projected future cash flows, discounted at the mid-market implied forward London Interbank Offered Rate (“LIBOR”). For additional information on our derivative financial instruments, see Note 9—Derivative Financial Instruments.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 3: Fair Value of Financial Instruments—(Continued)

We determined the fair values of our long-term notes, including the current portion, based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

The table below presents a rollforward of the instruments valued using Level 3 inputs for the years ended December 31, 2010 and 2009:

	Auction rate securities	Investment fund	Fair value hedges	Cash flow hedges	Embedded option in convertible debt
	(Dollars in millions)
Balance at December 31, 2008	$90	$20	$—	$(8)	$—
Transfers into (out of) Level 3	—	—	—	—	—
Additions	2	—	—	—	—
Dispositions and settlements	—	(21)	—	—	—
Realized and unrealized gains:
Included in long-term borrowings—net	—	—	2	—	—
Included in other income (expense)—net	—	1	—	—	—
Included in other comprehensive income	3	—	—	5	—

Balance at December 31, 2009	95	—	2	(3)	—

Transfers into (out of) Level 3	—	—	—	—	—
Additions	—	—	—	—	—
Reclassification from equity	—	—	—	—	(165)
Dispositions and settlements	—	—	(7)	—	640
Realized and unrealized gains:
Included in long-term borrowings—net	—	—	5	—	—
Included in other (expense) income—net	—	—	—	—	(475)
Included in other comprehensive (loss) income	(3)	—	—	3	—

Balance at December 31, 2010	$92	$—	$—	$—	$—

Our 3.50% Convertible Senior Notes had previously been accounted for as two components: a debt component, and an equity component representing a written option on our stock. Our obligation under the CenturyLink merger agreement to redeem these notes for cash triggered a change in accounting to reclassify the equity component from equity to a liability. We therefore computed the fair value of the equity component to be $165 million as of April 21, 2010 (the date the merger agreement was signed) and reclassified this amount from additional paid-in capital to a current liability. We determined the stock price volatility considering the historical volatility of both our common stock and CenturyLink’s common stock for a historical period equivalent to the expected remaining option term. Under the terms of these notes, the conversion price of the debt was adjusted based on dividend payments. The embedded option therefore effectively participated in dividends and the fair value of the embedded option was computed based upon the conversion price in effect on the valuation date and an assumed dividend yield of zero.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 3: Fair Value of Financial Instruments—(Continued)

We determined the fair value of the embedded option in our convertible debt using a Black-Scholes option valuation model. The value was computed using the following assumptions as of April 21, 2010 (the date of the merger agreement).

•	Stock price of $5.24;

•	Stock price volatility of 28.7%;

•	Exercise price of $4.92;

•	Option term of approximately eight months; and

•	Risk free rate of 0.29%.

See Note 8—Borrowings and Note 9—Derivative Financial Instruments for additional information.

By December 31, 2010 we had settled the outstanding liability for our embedded option for $640 million resulting in a loss of $475 million.

Note 4: Investments

As of December 31, 2010 and 2009, our investments included auction rate securities of $92 million and $95 million, respectively, which are classified as non-current, available-for-sale investments and are included in other non-current assets at their estimated fair value on our consolidated balance sheets. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Prior to August 2007, we invested in these securities for short periods of time as part of our cash management program. However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of these securities in auctions since the third quarter of 2007. Because we are uncertain as to when the liquidity issues relating to these investments will improve, we continued to classify these securities as non-current as of December 31, 2010. These securities:

•	are structured obligations of special purpose reinsurance entities associated with life insurance companies and are referred to as “Triple X” securities;

•	currently pay interest every 28 days at one-month LIBOR plus 200 basis points;

•	are rated A;

•

are insured against loss of principal and interest by two bond insurers, one of which had a credit rating of B and the other of which was not rated and in the fourth quarter of 2009 was prohibited by its regulator from making any claim payments;

•	are collateralized by the issuers; and

•	mature between 2033 and 2036.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 4: Investments—(Continued)

The following table summarizes the fair value of these auction rate securities, the cumulative net unrealized loss, net of deferred income taxes, and the cost basis of these securities as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(Dollars in millions)
Auction rate securities—fair value	$92	$95
Classification	Non-current, available-for- sale investments
Balance sheet location (reported at estimated fair value)	Other non-current assets
Cumulative net unrealized loss, net of deferred income taxes	$16	$15
Auction rate securities—cost basis	$120	$120

The following table summarizes the unrealized gains and losses, net of deferred income taxes included in comprehensive (loss) income, on our auction rate securities for the years ended December 31, 2010 and 2009:

	December 31,
	2010	2009
	(Dollars in millions)
Unrealized (loss) gain, net of deferred income taxes	$(1)	$2

These unrealized losses were recorded in accumulated other comprehensive loss on our consolidated balance sheets. We consider the decline in fair value to be a temporary impairment because we believe it is more likely than not that we will ultimately recover the entire $120 million cost basis, in part because the securities are rated investment grade, the securities are collateralized and the issuers continue to make required interest payments. At some point in the future, we may determine that the decline in fair value is other than temporary if, among other factors:

•	the issuers cease making required interest payments;

•	we believe it is more likely than not that we will be required to sell these securities before their values recover; or

•	we change our intent to hold the securities due to events such as a change in the terms of the securities.

Note 5: Accounts Receivable

The following table presents details of our accounts receivable balances as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(Dollars in millions)
Accounts receivable—net:
Trade receivables	$920	$989
Earned and unbilled receivables	271	285
Purchased and other receivables	156	128

Total accounts receivable	1,347	1,402
Less: allowance for doubtful accounts	(83)	(100)

Accounts receivable—net	$1,264	$1,302

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

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

The following table presents details of our allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008:

	Balance at beginning of period	Charged to expense-net	Deductions	Balance at end of period
	(Dollars in millions)
Allowance for doubtful accounts:
2010	$100	$86	$103	$83
2009	129	130	159	100
2008	145	162	178	129

Note 6: Property, Plant and Equipment

The components of our property, plant and equipment as of December 31, 2010 and 2009 are as follows:

	Depreciable Lives	December 31,
		2010	2009
		(Dollars in millions)
Property, plant and equipment:
Land	N/A	$105	$106
Buildings	15-30 years	3,363	3,382
Communications equipment	2.5-10 years	20,230	19,954
Other network equipment	8-45 years	21,590	21,267
General purpose computers and other	5-11 years	1,823	1,773
Construction in progress	N/A	181	118

Total property, plant and equipment		47,292	46,600
Less: accumulated depreciation		(35,498)	(34,301)

Property, plant and equipment—net		$11,794	$12,299

We recorded depreciation expense of $1.949 billion, $2.071 billion and $2.120 billion for the years ended December 31, 2010, 2009 and 2008, respectively.

Effective January 1, 2010, we changed our estimates of the economic lives of certain telecommunications equipment assets. These changes resulted in additional depreciation expense of approximately $50 million for the year ended December 31, 2010 when compared to the year ended December 31, 2009.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 6: Property, Plant and Equipment—(Continued)

Effective January 1, 2009, we changed our estimates of the economic lives of certain copper cable and telecommunications equipment assets. These changes resulted in additional depreciation expense of approximately $38 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Although our capital expenditures fluctuate from year to year, we continue to see decreased depreciation expense due to significantly lower capital expenditures and the changing mix of our investment in property, plant and equipment.

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

Asset Retirement Obligations

As of December 31, 2010, our asset retirement obligations balance was primarily related to estimated future costs of removing circuit equipment from leased properties and estimated future costs of properly disposing of asbestos and other hazardous materials upon remodeling or demolishing buildings. Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheets. The following table provides asset retirement obligation activity for the years ended December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008
	(Dollars in millions)
Asset retirement obligations:
Balance as of January 1	$64	$65	$58
Accretion expense	7	7	6
Liabilities incurred	—	—	—
Liabilities settled and other	(7)	—	—
Change in estimate	(1)	(8)	1

Balance as of December 31	$63	$64	$65

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 7: Capitalized Software

Internally used software, whether purchased or developed by us, is capitalized and amortized using the straight-line group method over its estimated useful life. As of December 31, 2010 and 2009, our capitalized software had carrying costs of $2.740 billion and $2.550 billion, respectively, and accumulated amortization was $1.793 billion and $1.639 billion, respectively. We recorded amortization expense of $251 million, $240 million and $234 million for the years ended December 31, 2010, 2009 and 2008, respectively, for capitalized software based on a life range of four to seven years.

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

The weighted average remaining life of our capitalized software was 3.4 years as of December 31, 2010.

The estimated future amortization expense for capitalized software is as follows:

Estimated
Amortization
(Dollars in millions)
Estimated future amortization expense:
2011	$226
2012	200
2013	173
2014	145
2015	103
2016 and thereafter	100

Total estimated future amortization expense	$947

Note 8: Borrowings

Current Portion of Long-Term Borrowings

As of December 31, 2010 and 2009, the current portion of our long-term borrowings consisted of:

	December 31,
	2010	2009
	(Dollars in millions)
Current portion of long-term borrowings:
Long-term notes	$1,004	$2,168
Long-term capital lease and other obligations	85	28

Total current portion of long-term borrowings	$1,089	$2,196

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 8: Borrowings—(Continued)

Long-Term Borrowings

As of December 31, 2010 and 2009, our long-term borrowings consisted of the following (for all notes with unamortized discount or premium, the face amount of the notes and the unamortized discount or premium are presented separately):

	December 31,
	2010	2009
	(Dollars in millions)
Long-term borrowings:
Qwest Communications International Inc. (“QCII”):
Senior notes with various rates ranging from 7.125% to 8.0% and maturities from 2014 to 2018	$2,650	$3,640
Unamortized discount	(52)	(102)
Less: current portion	—	(1,265)

Total QCII	2,598	2,273

Qwest Capital Funding (“QCF”):
Notes with various rates ranging from 6.50% to 7.75% and maturities from 2011 to 2031	1,160	2,185
Unamortized discount	(3)	(2)
Less: current portion	(179)	(403)

Total QCF	978	1,780

Qwest Corporation (“QC”):
Notes with various rates ranging from 3.552% to 8.875% including LIBOR plus 3.25% and maturities from 2011 to 2043	7,968	8,468
Unamortized discount	(154)	(165)
Fair value hedge adjustment	14	10
Capital lease and other obligations	184	73
Less: current portion	(871)	(515)

Total QC	7,141	7,871

Qwest Communications Company, LLC (“QCC”):
Capital lease and other obligations	184	100
Unamortized discount	(4)	(7)
Less: current portion	(39)	(13)

Total QCC	141	80

Total long-term borrowings	$10,858	$12,004

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 8: Borrowings—(Continued)

Our long-term notes and bonds had the following interest rates and contractual maturities as of December 31, 2010:

	Contractual Maturities
	2011	2012	2013	2014	2015	2016 and Thereafter	Total
	(Dollars in millions)
Interest rates:
Up to 5%	$—	$—	$750	$—	$—	$—	$750
Above 5% to 6%	—	—	—	—	—	—	—
Above 6% to 7%	—	—	—	—	—	2,026	2,026
Above 7% to 8%	1,004	—	—	1,900	950	2,837	6,691
Above 8% to 9%	—	1,500	—	—	—	811	2,311

Total notes and bonds	$1,004	$1,500	$750	$1,900	$950	$5,674	11,778

Capital lease and other obligations							368
Less: unamortized discount							(213)
Add: fair value hedge adjustment							14
Less: current portion of long-term borrowings							(1,089)

Total long-term borrowings							$10,858

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 8: Borrowings—(Continued)

Our long-term notes and bonds contractual maturities by entity as of December 31, 2010:

	Maturities
	2011	2012	2013	2014	2015	2016 and Thereafter	Total
	(Dollars in millions)
QCII notes:
QCII 7.125% Senior Notes	$—	$—	$—	$—	$—	$800	$800
QCII 7.50% Senior Notes (Series B)	—	—	—	800	—	—	800
QCII 7.50% Senior Notes	—	—	—	500	—	—	500
QCII 8.00% Senior Notes	—	—	—	—	550	—	550

Total QCII notes	—	—	—	1,300	550	800	2,650

QCF notes:
QCF 7.25% Notes	179	—	—	—	—	—	179
QCF 6.5% Notes	—	—	—	—	—	174	174
QCF 6.875% Notes	—	—	—	—	—	352	352
QCF 7.625% Notes	—	—	—	—	—	97	97
QCF 7.75% Notes	—	—	—	—	—	358	358

Total QCF notes	179	—	—	—	—	981	1,160

QC notes and bonds:
QC Floating Rate Notes	—	—	750	—	—	—	750
QC 7.875% Notes	825	—	—	—	—	—	825
QC 8.875% Notes	—	1,500	—	—	—	—	1,500
QC 6.5% Notes	—	—	—	—	—	500	500
QC 6.875% Debentures	—	—	—	—	—	1,000	1,000
QC 7.125% Debentures	—	—	—	—	—	250	250
QC 7.2% Debentures	—	—	—	—	—	250	250
QC 7.25% Debentures	—	—	—	—	—	500	500
QC 7.375% Debentures	—	—	—	—	—	55	55
QC 7.5% Notes	—	—	—	600	—	—	600
QC 7.5% Debentures	—	—	—	—	—	484	484
QC 7.625% Notes	—	—	—	—	400	—	400
QC 7.75% Debentures	—	—	—	—	—	43	43
QC 8.375% Notes	—	—	—	—	—	811	811

Total QC notes and bonds	825	1,500	750	600	400	3,893	7,968

Total notes and bonds	$1,004	$1,500	$750	$1,900	$950	$5,674	$11,778

We have a revolving credit facility (“the Credit Facility”) that is currently undrawn and expires in September 2013. The amount currently available to us under the Credit Facility is $1.035 billion.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 8: Borrowings—(Continued)

QCII Notes

Covenants

As of December 31, 2010, QCII had outstanding a total of $2.650 billion aggregate principal amount of senior notes. The $2.650 billion in notes is guaranteed on a senior unsecured basis by our wholly owned subsidiary, Qwest Services Corporation (“QSC”) and QCF. The indenture governing these notes limits QCII’s and its subsidiaries’ ability to:

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

If the notes receive investment grade ratings, most of the covenants with respect to the notes will be subject to suspension or termination. Under the indenture governing these notes, we must repurchase the notes upon certain changes of control. However, the pending merger with CenturyLink does not constitute a change of control under the indenture governing these notes. This indenture also contains provisions for cross acceleration relating to any of our other debt obligations and the debt obligations of our restricted subsidiaries in an aggregate amount in excess of $100 million. We were in compliance with all of the covenants as of December 31, 2010.

Tender Offer

In August 2010, we completed a cash tender offer for the purchase of any and all of the $1.265 billion aggregate principal amount of QCII’s 3.50% Convertible Senior Notes. We received and accepted tenders of approximately $147 million aggregate principal amount of these notes, or 12% of the outstanding notes. This tender resulted in the settlement of approximately 12% of the embedded conversion option for $24 million, which approximated the fair value of the option on the settlement date.

Repayments

In November and December 2010, we redeemed all of the then-outstanding $1.118 billion aggregate principal amount of our 3.50% Convertible Senior Notes and the remaining embedded option for $616 million. This resulted in no gain or loss on the notes and a total loss of $475 million on the embedded conversion option for the year ended December 31, 2010.

In February 2010, we redeemed $525 million aggregate principal amount of QCII’s Senior Notes due 2011, resulting in an immaterial loss.

In January 2009, we redeemed $230 million aggregate principal amount of QCII’s Floating Rate Senior Notes due 2009.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 8: Borrowings—(Continued)

New Issuance

In January 2010, we issued $800 million of 7.125% Senior Notes due 2018. We are using or used net proceeds of $775 million for general corporate purposes, including repayment of indebtedness and funding and refinancing investments in our telecommunications assets.

In September 2009, we issued $550 million of 8.00% Senior Notes due 2015. We are using or used the net proceeds of $532 million for general corporate purposes, including repayment of indebtedness and funding and refinancing investments in our telecommunication assets.

QCII Credit Facility

The Credit Facility, which makes available to us $1.035 billion of additional credit subject to certain restrictions, is currently undrawn and expires in September 2013; however, the Credit Facility will be terminated at the time of the closing of the merger with CenturyLink. The Credit Facility has 13 lenders, with commitments ranging from $25 million to $100 million. Any amounts drawn on the Credit Facility are guaranteed by our wholly owned subsidiary QSC and are secured by a senior lien on the stock of QC. The Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to legal matters, discussed in Note 18—Commitments and Contingencies.

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

At the time of the closing of our pending merger with CenturyLink, the Credit Facility will be terminated and any outstanding amounts will be immediately due and payable.

The Credit Facility contains financial covenants that (i) require Qwest and its consolidated subsidiaries to maintain a debt-to-consolidated EBITDA ratio of not more than 5 to 1 and (ii) require QC and its consolidated subsidiaries to maintain a debt-to-consolidated EBITDA ratio of not more than 2.5 to 1. Consolidated EBITDA as defined in the Credit Facility means our net income (loss) adjusted for taxes, interest, depreciation, amortization and certain non-cash, non-recurring items. Compliance with these financial covenants is not required while the Credit Facility remains undrawn; however, we were in compliance with these financial covenants as of December 31, 2010.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 8: Borrowings—(Continued)

The Credit Facility has a cross payment default provision, and this facility and certain other debt issues also have cross acceleration provisions. When present, such provisions could have a greater impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

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

QCF Notes

Covenants

The QCF notes are guaranteed by QCII on a senior unsecured basis. The indentures governing the QCF notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on the assets of QCF; and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of QCF or us, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the provisions and covenants of the QCF notes as of December 31, 2010.

Tender Offer

In March 2010, QCF completed a cash tender offer for the purchase of any and all of the $1.204 billion aggregate principal amount of certain of its notes, consisting of $403 million of its 7.90% Notes due 2010 and $801 million of its 7.25% Notes due 2011. With respect to QCF’s 7.90% Notes due 2010, QCF received and accepted tenders of approximately $338 million aggregate principal amount of these notes, or 84%, for $347 million, resulting in a loss of $10 million. With respect to QCF’s 7.25% Notes due 2011, QCF received and accepted tenders of approximately $622 million aggregate principal amount of these notes, or 78%, for $650 million, resulting in a loss of $30 million. The combined loss on this tender offer, net of deferred taxes, reduced net income by approximately $25 million, or approximately $0.01 per basic and diluted common share, for the year ended December 31, 2010.

Repayment

In August 2010, QCF paid at maturity the remaining $65 million aggregate principal amount of its 7.90% Notes due 2010.

In August 2009, QCF paid at maturity $562 million aggregate principal amount of its 7.0% Notes due 2009.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 8: Borrowings—(Continued)

QC Notes

Covenants

The indentures governing the QC notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on the assets of QC; and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of QC, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the provisions and covenants of the QC notes as of December 31, 2010.

New Issues

In April 2009, QC issued approximately $811 million aggregate principal amount of its 8.375% Senior Notes due 2016. QC is using or used the net proceeds of $738 million for general corporate purposes, including repayment of indebtedness and funding or refinancing investments in its telecommunication assets.

The notes are unsecured obligations of QC and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of QC. The covenant and default terms are substantially the same as those associated with QC’s other long-term borrowings.

Repayments

In June 2010, QC paid at maturity the $500 million aggregate principal amount of its 6.95% Term Loan due 2010.

Registered Exchange Offer

In November 2009, QC commenced a registered exchange offer for its 8.375% Notes due 2016 pursuant to the registration rights agreement that it entered into in connection with the issuance of these notes. QC completed the registered exchange offer in December 2009.

Interest Rate Hedges

During 2009 and 2008, QC entered into interest rate hedges as discussed in Note 9—Derivative Financial Instruments.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 8: Borrowings—(Continued)

Interest Expense

Interest expense includes interest on long-term borrowings and capital lease obligations. Other interest expense, such as interest on income taxes, is included in other—net in our consolidated statements of operations. The following table presents the amount of gross interest expense, capitalized interest and cash paid for interest during the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Interest expense on long-term borrowings and capital leases—net:
Gross interest expense	$1,057	$1,103	$1,090
Capitalized interest	(18)	(14)	(21)

Total interest expense on long-term borrowings and capital leases—net	$1,039	$1,089	$1,069

Cash paid for interest—net:
Cash interest paid on long-term borrowings, capital leases and interest rate swaps	$1,026	$1,005	$1,042
Cash received from counterparties on interest rate swaps	(37)	(24)	(46)

Cash paid for interest—net	$989	$981	$996

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

As of December 31, 2010, we had no outstanding interest rate hedge contracts. The interest rate hedges that were previously outstanding had immaterial effects on our consolidated statements of operations and balance sheets in all periods presented.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 9: Derivative Financial Instruments—(Continued)

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

In November and December 2010, we redeemed all of the then-outstanding $1.118 billion aggregate principal amount of our 3.50% Convertible Senior Notes and the remaining embedded option for $616 million. This resulted in no gain or loss on the notes and a total loss of $475 million on the embedded conversion option for the year ended December 31, 2010.

For additional information on our accounting policies for derivative financial instruments, see Note 2—Summary of Significant Accounting Policies.

Note 10: Severance and Restructuring

Severance

For the years ended December 31, 2010, 2009 and 2008, we recorded severance expenses of $67 million, $113 million and $129 million, respectively. A portion of our severance expenses is included in each of cost of sales, selling expenses and general, administrative and other operating expenses in our consolidated statements of operations. We have not included any severance expenses in our segment expenses. As of December 31, 2010 and 2009, our severance liability was $29 million and $77 million, respectively, and is included in accrued expenses and other in our consolidated balance sheets.

Restructuring

During 2004 and previous years, as part of our ongoing efforts to evaluate our operating costs, we established restructuring programs, which included workforce reductions, consolidation of excess facilities, and restructuring of certain business functions. As of December 31, 2010, the remaining restructuring reserve for these programs related to leases for real estate that we ceased using in prior periods and consisted of our estimates of amounts to be paid for these leases in excess of our estimates of any sublease revenue we may collect. We expect this reserve will be used over the remaining lease terms, which range from 0.8 to 15 years, with a weighted average of 11.9 years.

During 2008, we reversed approximately $33 million of restructuring reserve due to favorable early termination of a lease for which we previously reserved. The restructuring reversal is included in general, administrative and other operating expenses in our consolidated statements of operations.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 10: Severance and Restructuring—(Continued)

As of December 31, 2010 and 2009, the restructuring reserve included in current liabilities was $17 million and $18 million, respectively, and the non-current portion was $159 million and $188 million, as of those dates. The remaining reserve balances are included on our consolidated balance sheets in accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. The provisions, reversals, and adjustments are included in general, administrative and other expenses in our consolidated statements of operations. We have not included any restructuring expenses in our segment expenses.

The following table presents the details of our real estate restructuring reserves for the years ended December 31, 2010, 2009 and 2008:

Real Estate Restructuring
(Dollars in millions)
Balance December 31, 2007	$312
Provisions	—
Utilization	(50)
Reversals and adjustments	(36)

Balance December 31, 2008	226
Provisions	—
Utilization	(20)
Reversals and adjustments	—

Balance December 31, 2009	206
Provisions	—
Utilization	(22)
Reversals and adjustments	(8)

Balance December 31, 2010	$176

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

Pension

The pension plan provides benefits to participants under five separate formulas which are 1) the pension band or pension factor formula for occupational employees, 2) the account balance formula (“ABF”) for occupational employees, 3) the Old Management Formula (“OMF”) for management employees, 4) the Defined Lump Sum (“DLS”) formula for management employees and 5) the ABF for management employees. Vested participants, upon retirement or termination, may elect any form of annuity option available, a lump sum distribution or a combination annuity/lump sum.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 11: Employee Benefits—(Continued)

For occupational employees hired or rehired prior to January 1, 2009, pension benefits are based on either the pension band or pension factor formula. The pension band formula uses a flat dollar amount per year of service in which each job title has been assigned a dollar amount (“pension band”). The pension factor formula, which covers occupational sales employees, uses a factor based on final average compensation times years of service. All occupational employees hired or rehired on or after January 1, 2009, upon meeting certain requirements, earn a pension under the ABF, which provides a compensation credit equal to 3% of eligible compensation plus an annual interest credit.

For management employees, the OMF is based on final average compensation and years of service, the DLS formula is based on final average compensation and age-related service credits and the ABF is based on a compensation credit equal to 3% of eligible compensation plus an annual interest credit. Participants who earned their pension under the OMF and DLS formula were management participants who had completed 20 years of service by December 31, 2000 or who were service pension eligible by December 31, 2003. Employees who did not meet these requirements accrued a pension under the OMF and DLS formula until December 31, 2000, or earlier based on the plan’s provisions, and then commenced accruing a pension under the ABF beginning on January 1, 2001. The ABF covers management participants hired after December 31, 2000 and management employees who did not have 20 years of service by December 31, 2000 or who did not become service pension eligible by December 31, 2003. In November 2009, we amended the pension plan to no longer provide pension benefit accruals for active management employees after December 31, 2009. In addition, management employees hired after January 1, 2009 are not eligible to participate in the plan. This amendment froze final average compensation calculations under the OMF and DLS formulas. In addition, the plan no longer includes service after December 31, 2009 in the calculation under the OMF, percentage credits under the DSL formula, nor compensation credits under the ABF. Active management employees who participate in the plan retain their accrued pension benefit earned as of December 31, 2009 and employees under the ABF will continue to earn interest credits on their benefit after December 31, 2009. Employees are eligible to receive their vested accrued benefit when they separate from Qwest.

In addition to the benefits described above, the pension plan provides survivor and disability benefits to certain participants. The plan also provided a death benefit for eligible beneficiaries of certain retirees; however, we have eliminated this benefit effective March 1, 2010 for retirees who retired prior to January 1, 2004 and whose deaths occur after February 28, 2010. We previously eliminated the death benefit for eligible beneficiaries of certain retirees who retired after December 31, 2003.

Current funding laws require a company with a plan shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. Our funding policy for the pension plan is to make contributions with the objective of accumulating sufficient assets to pay all qualified pension benefits when due under the terms of the plan. Based on current funding laws and regulations, we will not be required to make a cash contribution in 2011. The accounting unfunded status of our pension plan was $585 million at December 31, 2010. During 2012 we expect to begin making required contributions to the plan and we estimate that these 2012 contributions could be between $300 million and $350 million. Although potentially significant in the aggregate, we currently expect that contributions in 2013 and beyond will decrease annually from the 2012 expected contribution amount. However, the actual amount of required contributions in 2013 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in the plan and funding laws and regulations.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 11: Employee Benefits—(Continued)

Non-Qualified Pension

We maintain a non-qualified pension plan for certain eligible highly compensated employees. In November 2009, we amended the non-qualified pension plan to no longer provide benefit accruals after December 31, 2009. In addition, management employees hired after January 1, 2009 are not eligible to participate in the plan. Employees who participate in the plan retain their accrued pension benefit earned as of December 31, 2009 and employees under the ABF will continue to earn interest credits on their vested benefit after December 31, 2009. Employees are eligible to receive their vested accrued benefit when they separate from Qwest. In addition, this plan provides survivor and disability benefits to certain participants. The plan also provided a death benefit for eligible beneficiaries of certain retirees; however, we have eliminated this benefit for retirees who retired prior to January 1, 2004 and whose deaths occur after February 28, 2010. We previously eliminated the death benefit for eligible beneficiaries of certain retirees who retired after December 31, 2003.

Post-Retirement Benefits

The benefit obligation for our occupational health care and life insurance post-retirement plans is estimated based on the terms of our written benefit plans. In calculating this obligation, we consider numerous assumptions, estimates and judgments, including but not limited to, discount rates, health care cost trend rates and plan amendments. In 2008, we negotiated our current four-year collective bargaining agreements, which covered approximately 14,200 of our unionized employees as of December 31, 2010. The plan was amended to reflect changes affecting eligible post-1990 retirees who are former occupational employees, including: (i) a Letter of Agreement that states such post-1990 retirees will begin contributing to the cost of health care benefits in excess of specified limits on the company-funded portion of retiree health care costs (also referred to as “caps”) beginning January 1, 2009 and (ii) a provision that such post-1990 retirees will pay increased out of pocket costs through plan design changes starting January 1, 2009, including the elimination of Medicare Part B premium reimbursements for post-1990 retirees who are former occupational employees. These changes have been considered in calculating the benefit obligation under the occupational health care plan.

No contributions were made to the post-retirement occupational health care trust in 2010 or 2009, and we do not expect to make a contribution in 2011.

The terms of the post-retirement health care and life insurance plans between us and our eligible management employees and our eligible post-1990 management retirees are established by us and are subject to change at our discretion. We have a practice of sharing some of the cost of providing health care benefits with our management employees and post-1990 management retirees. The benefit obligation for the management post-retirement health care benefits is based on the terms of the current written plan documents and is adjusted for anticipated continued cost sharing with management employees and post-1990 management retirees. However, our contribution under our post-1990 management retirees’ health care plan is capped at a specific dollar amount. Effective January 1, 2009, the Company amended its post-1990 management retiree plan to, among other things, (i) require retirees to pay increased out-of-pocket costs and (ii) eliminate the reimbursement of Medicare Part B premiums.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 11: Employee Benefits—(Continued)

A change of 100 basis points in the assumed initial health care cost trend rate would have had the following effects in 2010:

	100 Basis Points Change
	Increase	Decrease
	(Dollars in millions)
Effect on the aggregate of the service and interest cost components of net periodic post-retirement benefit expense (statement of operations)	$3	$(3)
Effect on benefit obligation (balance sheet)	$65	$(59)

We expect our health care cost trend rate to decrease by 0.5% per year from 7.5% in 2011 to an ultimate rate of 5.0% in 2016. Our post-retirement health care expense for eligible post-1990 retirees who are former management employees and for eligible retirees who are former occupational employees is capped at a set dollar amount. Therefore, those health care benefit obligations are not subject to increasing health care trends after the effective date of the caps.

Expected Cash Flows

The pension, non-qualified pension and post-retirement health care benefit payments and premiums and life insurance premium payments are paid by us or distributed from plan assets. The estimated benefit payments provided below are based on actuarial assumptions on the demographics of the employee and retiree populations and have been reduced by estimated participant contributions.

	Pension Plan	Non-Qualified Pension Plan	Post-Retirement Benefit Plans	Medicare Part D Subsidy Receipts
	(Dollars in millions)
Estimated future benefit payments:
2011	$756	$4	$354	$(21)
2012	723	3	349	(24)
2013	705	3	342	(26)
2014	686	3	333	(29)
2015	667	3	323	(31)
2016—2020	3,027	12	1,418	(152)

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 11: Employee Benefits—(Continued)

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

	Pension Plan			Non-Qualified Pension Plan			Post-Retirement Benefit Plans
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Actuarial assumptions at beginning of year:
Discount rate	5.80%	6.70%	6.30%	5.50%	6.70%	6.10%	5.70%	6.70%	6.30%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A	8.00%	8.50%	8.50%
Initial health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	8.00%	9.00%	9.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	N/A	N/A	N/A	2016	2013	2012

N/A—Not applicable

The components of net periodic benefit expense for our pension, non-qualified pension and post-retirement benefit plans for the years ended December 31, 2010, 2009 and 2008 are detailed below:

	Years Ended December 31,
	Pension Plan			Non-Qualified Pension Plan			Post-Retirement Benefit Plans
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(Dollars in millions)
Net periodic benefit expense (income):
Service cost	$53	$103	$116	$—	$1	$1	$7	$8	$9
Interest cost	447	505	496	2	2	2	183	215	226
Expected return on plan assets	(556)	(565)	(647)	—	—	—	(61)	(68)	(124)
Recognized prior service cost	(22)	—	(5)	—	—	—	(99)	(99)	(104)
Recognized net actuarial loss	130	75	2	—	—	—	40	30	11
Curtailment and settlements	—	(13)	—	—	2	3	—	—	—

Total net periodic benefit expense (income)	$52	$105	$(38)	$2	$5	$6	$70	$86	$18

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 11: Employee Benefits—(Continued)

Benefit Obligations

The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2010 and 2009 and are as follows:

	December 31,
	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2010	2009	2010	2009	2010	2009
Actuarial assumptions at end of year:
Discount rate	5.30%	5.80%	4.90%	5.50%	5.20%	5.70%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	7.50%	8.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	N/A	2016	2016

N/A—Not applicable

The following table summarizes the change in the benefit obligations for the pension, non-qualified pension and post-retirement benefit plans for the years ended December 31, 2010 and 2009:

	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2010	2009	2010	2009	2010	2009
	(Dollars in millions)
Benefit obligations accrued at beginning of year:	$8,116	$7,962	$31	$33	$3,388	$3,424
Service cost	53	103	2	1	7	8
Interest cost	447	505	—	2	183	215
Actuarial loss	389	562	2	8	66	83
Plan amendments	—	(220)	—	—	—	—
Plan curtailments	—	(112)	—	(3)	—	—
Participant contributions	—	—	—	—	59	51
Benefits paid from plan assets	(760)	(684)	—	—	(186)	(193)
Benefits paid by company	—	—	(4)	(10)	(214)	(220)
Medicare Part D reimbursements	—	—	—	—	20	20

Benefit obligations accrued at end of year	$8,245	$8,116	$31	$31	$3,323	$3,388

Accumulated benefit obligations	$8,245	$8,116	$31	$31	$3,323	$3,388

In the table above, the 2009 pension plan amendment represents the elimination of death benefits for eligible beneficiaries of certain retirees. The 2009 pension plan and non-qualified pension plan curtailments represent the elimination of future pension benefit accruals for active management employees.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 11: Employee Benefits—(Continued)

Plan Assets

We maintain plan assets for our pension plan and certain post-retirement benefit plans. The pension plan assets are used for the payment of pension benefits and certain eligible plan expenses. The post-retirement benefit plan assets are used to pay health care benefits and premiums on behalf of eligible retirees who are former occupational plan participants and to pay certain eligible plan expenses. The following table summarizes the change in the fair value of plan assets for the pension and post-retirement benefit plans as of and for the years ended December 31, 2010 and 2009:

	Pension Plan		Post-Retirement Benefit Plans
	2010	2009	2010	2009
	(Dollars in millions)
Fair value of plan assets at beginning of year	$7,326	$7,217	$863	$915
Actual gain on plan assets	1,094	793	124	141
Benefits paid from plan assets	(760)	(684)	(186)	(193)

Fair value of plan assets at end of year	$7,660	$7,326	$801	$863

Pension Plan: Our investment objective for the pension plan assets is to achieve an attractive risk-adjusted return over time that will provide for the payment of benefits and minimize the risk of large losses. Our pension plan investment strategy is designed to meet this objective by broadly diversifying plan assets across numerous strategies with differing expected returns, volatilities and correlations. The pension plan has approximately 50% of the assets allocated to interest rate sensitive investments and 50% allocated to investments designed to provide higher expected returns than the interest rate sensitive investments. Interest rate sensitive investments include 30% of plan assets targeted primarily to long-duration investment grade bonds, 7.5% to high yield and emerging market bonds, 5% to convertible bonds, and 7.5% targeted to diversified strategies, which primarily have exposures to global government, corporate and inflation-linked bonds, as well as some exposures to global stocks and commodities. Assets expected to provide higher returns than the interest rate sensitive assets include broadly diversified equity investments with approximately 15% targeted to U.S. stocks, 12.5% to developed market non-U.S. stocks, 2.5% to emerging market stocks, and 5% to private equity investments. Approximately 10% is allocated to other investments including funds primarily invested in private debt and hedge funds. Real estate investments are targeted at 5% of plan assets. At the beginning of 2011, our expected annual long-term rate of return on pension assets is assumed to be 7.5%.

Post-Retirement Benefit Plan: Our investment objective for the post-retirement benefit plan assets is to achieve an attractive risk-adjusted return and minimize the risk of large losses over the expected life of the assets. We believe that plan assets will be adequate to provide reimbursements for our occupational post-retirement health care costs for approximately five years. Investment risk is managed by broadly diversifying assets across numerous strategies with differing expected returns, volatilities and correlations. Our investment strategy is designed to be consistent with the investment objective, with particular focus on providing liquidity for the reimbursement of our occupational post-retirement health care costs. The post-retirement benefit plan assets have target allocations of 35% to equities and 65% to non-equity investments. Specific target allocations within these broad categories are allowed to vary to provide liquidity in order to meet reimbursement requirements. Equity investments are broadly diversified with exposure to publicly traded U.S., non-U.S. and emerging market stocks and private equity. While no new private equity investments have been made in recent years, the percent allocation to existing private equity investments is expected to increase in the near term as liquid, publicly traded stocks are drawn down for the reimbursement of health care costs. The 65% non-equity allocation includes

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 11: Employee Benefits—(Continued)

investment grade bonds, high yield bonds, convertible bonds, emerging market debt, hedge funds, private debt, and diversified strategies. At the beginning of 2011, our expected annual long-term rate of return on post-retirement benefit plan assets is assumed to be 7.5%.

Permitted investments: Plan assets are managed consistent with the restrictions set forth by the Employee Retirement Income Security Act of 1974, as amended, which requires diversification of assets and also generally prohibits defined benefit and welfare plans from investing more than 10% of their assets in securities issued by the sponsor company. As of December 31, 2010 and 2009, the pension and post-retirement benefit plans did not directly own any shares of our common stock or any of our debt.

Derivative instruments: Derivative instruments are used to reduce risk as well as provide return. The pension and post-retirement benefit plans use exchange traded futures to gain exposure to equity and Treasury markets consistent with target asset allocations. Interest rate swaps are used in the pension plan to reduce risk relative to measurement of the benefit obligation, which is sensitive to interest rate changes. Foreign exchange forward contracts and total return swaps are used primarily to manage currency exposures. Some derivative instruments subject the plans to counterparty risk. We closely monitor counterparty exposure and mitigate this risk by diversifying the exposure among multiple high credit quality counterparties, requiring collateral and limiting exposure by periodically settling contracts.

The gross notional exposure of the derivative instruments directly held by the plans at December 31, 2010 and 2009 is shown below. The notional amount of the derivatives corresponds to market exposure but does not represent an actual cash investment.

	Gross notional exposure
	Pension Plan		Post-Retirement Benefit Plans
	2010	2009	2010	2009
	(Dollars in millions)
Derivative instrument:
Exchange-traded U.S. equity futures	$382	$346	$13	$9
Exchange-traded non-U.S. equity futures	36	29	12	1
Exchange-traded Treasury futures	1,333	886	48	30
Interest rate swaps	432	574	—	—
Total return swaps	110	110	20	20
Foreign exchange forwards	399	409	45	64

Fair Value Measurements: Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the FASB. For additional information on the fair value hierarchy, see Note 3—Fair Value of Financial Instruments.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 11: Employee Benefits—(Continued)

The tables below presents the fair value of plan assets by category and the input levels used to determine those fair values as of December 31, 2010. It is important to note that the asset allocations do not include market exposures that are gained with derivatives.

	Fair value of pension plan assets as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds(a)	$453	$804	$—	$1,257
High yield bonds(b)	—	520	114	634
Emerging market bonds(c)	—	191	—	191
Convertible bonds(d)	—	355	—	355
Diversified strategies(e)	—	444	—	444
U.S. stocks(f)	400	44	—	444
Non-U.S. stocks(g)	701	120	—	821
Emerging market stocks(h)	78	161	—	239
Private equity(i)	—	—	831	831
Private debt(j)	—	—	530	530
Market neutral hedge funds(k)	—	635	102	737
Directional hedge funds(k)	—	230	29	259
Real estate(l)	—	35	288	323
Derivatives(m)	8	(2)	—	6
Cash equivalents and short-term investments(n)	57	452	—	509
Securities lending collateral(o)	—	241	—	241

Total investments	1,697	4,230	1,894	7,821
Securities lending obligation(o)	—	(241)	—	(241)

Total investments, net of securities lending obligation	$1,697	$3,989	$1,894	7,580

Dividends and interest receivable				20
Pending trades receivable				83
Accrued expenses				(10)
Pending trades payable				(13)

Total pension plan assets				$7,660

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 11: Employee Benefits—(Continued)

	Fair value of post-retirement plan assets as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds(a)	$10	$153	$—	$163
High yield bonds(b)	—	123	—	123
Emerging market bonds(c)	—	38	—	38
Convertible bonds(d)	—	33	—	33
Diversified strategies(e)	—	6	—	6
U.S. stocks(f)	77	—	—	77
Non-U.S. stocks(g)	40	30	—	70
Emerging market stocks(h)	—	30	—	30
Private equity(i)	—	—	77	77
Private debt(j)	—	—	11	11
Market neutral hedge funds(k)	—	70	—	70
Directional hedge funds(k)	—	20	—	20
Real estate(l)	—	18	25	43
Derivatives(m)	—	1	—	1
Cash equivalents and short-term investments(n)	2	19	—	21
Securities lending collateral(o)	—	31	—	31

Total investments	129	572	113	814
Securities lending obligation(o)	—	(31)	—	(31)

Total investments, net of securities lending obligation	$129	$541	$113	783

Dividends and interest receivable				2
Pending trades receivable				17
Accrued expenses				(1)
Pending trades payable				—

Total post-retirement plan assets				$801

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 11: Employee Benefits—(Continued)

The tables below presents the fair value of plan assets by category and the input levels used to determine those fair values as of December 31, 2009. It is important to note that the asset allocations do not include market exposures that are gained with derivatives.

	Fair value of pension plan assets as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds(a)	$440	$844	$—	$1,284
High yield bonds(b)	—	468	126	594
Emerging market bonds(c)	—	205	—	205
Convertible bonds(d)	—	426	—	426
Diversified strategies(e)	—	439	—	439
U.S. stocks(f)	445	89	—	534
Non-U.S. stocks(g)	668	105	—	773
Emerging market stocks(h)	74	138	—	212
Private equity(i)	—	—	741	741
Private debt(j)	—	—	524	524
Market neutral hedge funds(k)	—	839	58	897
Directional hedge funds(k)	—	161	4	165
Real estate(l)	—	—	294	294
Derivatives(m)	(7)	(36)	—	(43)
Cash equivalents and short-term investments(n)	96	173	—	269
Securities lending collateral(o)	—	289	—	289

Total investments	1,716	4,140	1,747	7,603
Securities lending obligation(o)	—	(289)	—	(289)

Total investments, net of securities lending obligation	$1,716	$3,851	$1,747	7,314

Dividends and interest receivable				22
Pending trades receivable				27
Accrued expenses				(12)
Pending trades payable				(25)

Total pension plan assets				$7,326

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 11: Employee Benefits—(Continued)

	Fair value of post-retirement plan assets as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds(a)	$12	$190	$—	$202
High yield bonds(b)	—	143	—	143
Emerging market bonds(c)	—	33	—	33
Convertible bonds(d)	—	28	—	28
Diversified strategies(e)	—	5	—	5
U.S. stocks(f)	91	—	—	91
Non-U.S. stocks(g)	49	28	—	77
Emerging market stocks(h)	—	28	—	28
Private equity(i)	—	—	85	85
Private debt(j)	—	—	12	12
Market neutral hedge funds(k)	—	93	—	93
Directional hedge funds(k)	—	18	—	18
Real estate(l)	—	—	44	44
Cash equivalents and short-term investments(n)	2	14	—	16
Securities lending collateral(o)	—	29	—	29

Total investments	154	609	141	904
Securities lending obligation(o)	—	(29)	—	(29)

Total investments, net of securities lending obligation	$154	$580	$141	875

Dividends and interest receivable				3
Pending trades receivable				17
Accrued expenses				(19)
Pending trades payable				(13)

Total post-retirement plan assets				$863

The plans’ assets are invested in various asset categories utilizing multiple strategies and investment managers. For several of the investments in the tables above and discussed below, the plans own units in commingled funds and limited partnerships that invest in various types of assets. Interests in commingled funds are valued using the net asset value (NAV) per unit of each fund. The NAV reported by the fund manager is based on the market value of the underlying investments owned by each fund, minus its liabilities, divided by the number of shares outstanding. All commingled funds held by the plans that can be redeemed at NAV within a year of the financial statement date are classified as Level 2, otherwise the fund is classified as Level 3. Investments in limited partnerships represent long-term commitments with a fixed maturity date, typically ten years. Valuation inputs for these limited partnership interests are generally based on assumptions and other information not observable in the market and are classified as Level 3 investments. The assumptions and valuation methodologies of the pricing vendors, account managers, fund managers, and partnerships are monitored and evaluated for reasonableness. Below is an overview of the asset categories, the underlying strategies, and valuation inputs used to value the assets in the preceding tables:

(a) Investment grade bonds represent stand-alone investments in U.S. Treasury securities as well as portfolios and commingled funds with characteristics similar to the Barclays Capital U.S. Aggregate Bond Index (the index). The index is comprised of U.S. Treasuries, agencies, corporate bonds, mortgage-backed

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 11: Employee Benefits—(Continued)

securities, asset-backed securities, and commercial mortgage-backed securities. Treasury securities are valued at the bid price reported in the active market in which the security is traded and are classified as Level 1. Valuations of other investment grade bonds are based on a spread to U.S. Treasuries and consider yields available on comparable securities of issuers with similar credit ratings and are classified as Level 2. The commingled funds can be redeemed at NAV within a year of the financial statement date and are classified as Level 2.

(b) High yield bonds represent investments in fixed income securities below investment grade and bank loans. Investments are made in stand-alone portfolios and commingled funds. Valuations of publicly traded high yield bonds are based on a spread to U.S. Treasuries and consider yields available on comparable securities of issuers with similar credit ratings and are classified as Level 2. The commingled funds that can be redeemed at NAV within a year of the financial statement date are classified as Level 2. For the pension plan, all other high yield funds that cannot be redeemed at NAV or that cannot be redeemed at NAV within a year of the financial statement date are classified as Level 3.

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

(e) Diversified strategies represent investments in commingled funds that primarily have exposures to global government, corporate and inflation-linked bonds, but that also have exposures to global stocks and commodities. The funds can be redeemed at NAV within a year of the financial statement date and are classified as Level 2.

(f) U.S. stocks represent investments in securities that are held in stand-alone portfolios and commingled funds that track the broad U.S. stock markets. Individual U.S. stocks are valued at the last published price reported on the major market on which the individual securities are traded and are classified as Level 1. The commingled funds can be redeemed at NAV within a year of the financial statement date and are classified as Level 2.

(g) Non-U.S. stocks represent investments in securities, which are held in stand-alone portfolios, a registered mutual fund and commingled funds that track developed non-U.S. stock markets. Foreign currency exposure is hedged approximately 50% to the U.S. dollar. Individual non-U.S. stock securities and mutual funds are valued at the last published price reported on the major market on which the individual securities or mutual fund are traded and are classified as Level 1. The commingled funds can be redeemed at NAV within a year of the financial statement date and are classified as Level 2.

(h) Emerging market stocks represent investments in registered mutual funds and commingled funds for the pension plan and commingled funds for the post-retirement plan and are comprised of stocks of companies located in developing markets. Registered mutual funds are valued at the last published price reported on the major market on which the mutual funds are traded and are classified as Level 1. The commingled funds can be redeemed at NAV within a year of the financial statement date and are classified as Level 2.

(i) Private equity represents investments in nonpublicly traded domestic and foreign buy-out and venture capital funds. Private equity funds are structured as limited partnerships and are valued according to

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 11: Employee Benefits—(Continued)

the valuation policy of each partnership, subject to prevailing accounting and other regulatory guidelines. The partnerships use valuation methodologies that give consideration to a range of factors, including but not limited to the price at which investments were acquired, the nature of the investments, market conditions, trading values on comparable public securities, current and projected operating performance, and financing transactions subsequent to the acquisition of the investments. These valuation methodologies involve a significant degree of judgment. For some investments, the fair value provided by the partnership is as of a date prior to our measurement date. In these situations, we adjust the value for subsequent cash flows and review the fair value based on the latest information provided by the partnership, including the impact of any significant events and changes in market conditions that have occurred since the last valuation date. Private equity investments are classified as Level 3.

(j) Private debt represents investments in nonpublicly traded funds that primarily invest in either distressed or mezzanine debt instruments. Mezzanine debt instruments are debt instruments that are subordinated to other debt issues and may include embedded equity instruments such as warrants. Private debt funds are structured as limited partnerships and are valued according to the valuation policy of each partnership, subject to prevailing accounting and other regulatory guidelines. The valuation of underlying fund investments are based on factors including the issuer’s current and projected credit worthiness, the security’s terms, reference to the securities of comparable companies, and other market factors. These valuation methodologies involve a significant degree of judgment. For some investments, the fair value provided by the partnership is as of a date prior to our measurement date. In these situations, we adjust the value for subsequent cash flows and review the fair value based on the latest information provided by the partnership, including the impact of any significant events and changes in market conditions that have occurred since the last valuation date. Private debt investments are classified as Level 3.

(k) Hedge funds. Market neutral hedge funds hold investments in a diversified mix of instruments that are intended in combination to exhibit low correlations to market fluctuations. For the pension plan, these investments are typically combined with futures to achieve uncorrelated excess returns over various markets. Directional hedge funds represent investments that may exhibit somewhat higher correlations to market fluctuations than the market neutral hedge funds. Investments in hedge funds include both direct investments and investments in diversified funds of funds. All hedge funds are valued at NAV. Hedge funds that can be redeemed at NAV within a year of the financial statement date are classified as Level 2. All other hedge fund investments that cannot be redeemed at NAV or that cannot be redeemed at NAV within a year of the financial statement date are classified as Level 3.

(l) Real estate represents investments in nonpublicly traded commingled funds and limited partnerships that invest in a diversified portfolio of real estate properties. Real estate investments are valued at NAV according to the valuation policy of each fund or partnership, subject to prevailing accounting and other regulatory guidelines. The valuation of specific properties is generally based on third-party appraisals that use comparable sales or a projection of future cash flows to determine fair value. Real estate investments that can be redeemed at NAV within a year of the financial statement date are classified as level 2. Real estate investments that cannot be redeemed at NAV or that cannot be redeemed at NAV within a year of the financial statement date are classified as Level 3.

(m) Derivatives include the market value of exchange-traded futures contracts which are classified as Level 1, as well as privately negotiated over-the-counter forwards and swaps that are valued based on changes in interest rates, currencies or a specific market index and classified as Level 2. The market values represent gains or losses that occur due to fluctuations in interest rates, foreign currency exchange rates, security prices, or other factors.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 11: Employee Benefits—(Continued)

(n) Cash equivalents and short-term investments represent investments that are used in conjunction with derivatives positions or are used to provide liquidity for the payment of benefits or other purposes. U.S. Treasury Bills are valued at the bid price reported in the active market in which the security is traded and are classified as Level 1. Valuations of other securities are based on a spread to U.S. Treasury Bills, the Federal Funds Rate, or London Interbank Offered Rate and consider yields available on comparable securities of issuers with similar credit ratings and are classified as Level 2.

(o) Securities lending obligation and collateral represent securities lending transactions whereby the plans’ lending agent lends stock and bond investments of the plan to other third-party investment firms in exchange for collateral. The stock and bond securities are generally loaned for a period of less than one month and can be recalled on a day’s notice. Under the terms of its securities lending agreement, the plan typically requires collateral of a value in excess of the fair value of the loaned investments. Collateral received is then invested in certain collective investment vehicles maintained by the lending agent. Upon the maturity of the agreement, the borrower must return the same, or substantially the same, investments that were borrowed and the plan returns the collateral. The value of the obligation is a fixed amount based on the collateral received and is classified as Level 2. The collateral received is invested in collective investment vehicles that are comprised of short-term investment grade bonds and cash equivalents, the valuations of which are described above, and is classified as Level 2.

Concentrations of Risk: Investments, in general, are exposed to various risks, such as significant world events, interest rate, credit, foreign currency, and overall market volatility risk. These risks are managed by broadly diversifying assets across numerous asset classes and strategies with differing expected returns, volatilities, and correlations. Risk is also broadly diversified across numerous market sectors and individual companies. Financial instruments that potentially subject the plans to concentrations of counterparty risk consist principally of investment contracts with high quality financial institutions. These investment contracts are typically collateralized obligations and/or are actively managed, limiting the amount of counterparty exposure to any one financial institution. Although the investments are well diversified, the value of plan assets could change materially depending upon the overall market volatility, which could affect the funded status of the plans.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 11: Employee Benefits—(Continued)

The table below presents a rollforward of the pension plan assets valued using Level 3 inputs for the years ended December 31, 2010 and 2009:

	Pension Plan Assets Valued Using Level 3 Inputs
	High yield bonds	Private equity	Private debt	Market neutral hedge fund	Directional hedge funds	Real estate	Total
	(Dollars in millions)
Balance at December 31, 2008	$89	$686	$490	$70	$36	$421	$1,792
Net (dispositions) acquisitions	(44)	21	6	(22)	(30)	14	(55)
Actual return on plan assets:
Gains (losses) relating to assets sold during the year	34	103	—	2	(5)	(7)	127
Gains (losses) relating to assets still held at year-end	47	(69)	28	8	3	(134)	(117)

Balance at December 31, 2009	126	741	524	58	4	294	1,747
Net transfers	—	—	—	—	—	(32)	(32)
Net (dispositions) acquisitions	(24)	(40)	(35)	41	25	6	(27)
Actual return on plan assets:
(Losses) gains relating to assets sold during the year	(3)	146	25	—	—	23	191
Gains (losses) relating to assets still held at year-end	15	(16)	16	3	—	(3)	15

Balance at December 31, 2010	$114	$831	$530	$102	$29	$288	$1,894

The table below presents a rollforward of the post-retirement benefits plan assets valued using Level 3 inputs for the years ended December 31, 2010 and 2009:

	Post-Retirement Benefit Plan Assets Valued Using Level 3 Inputs
	Private equity	Private debt	Real estate	Total
	(Dollars in millions)
Balance at December 31, 2008	$85	$14	$72	$171
Net dispositions	(4)	(1)	(2)	(7)
Actual return on plan assets:
Gains (losses) relating to assets sold during the year	13	(1)	(6)	6
Losses relating to assets still held at year-end	(9)	—	(20)	(29)

Balance at December 31, 2009	85	12	44	141
Net transfers	—	—	(17)	(17)
Net dispositions	(15)	(1)	(5)	(21)
Actual return on plan assets:
Gains relating to assets sold during the year	21	—	1	22
(Losses) gains relating to assets still held at year-end	(14)	—	2	(12)

Balance at December 31, 2010	$77	$11	$25	$113

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 11: Employee Benefits—(Continued)

Certain gains and losses are allocated between assets sold during the year and assets still held at year-end based on transactions and changes in valuations that occurred during the year. These allocations also impact our calculation of net acquisitions and dispositions.

For the year ended December 31, 2010, the investment program produced actual gains on pension and post-retirement plan assets of $1.218 billion as compared to the expected returns of $617 million for a difference of $601 million. For the year ended December 31, 2009, the investment program produced actual gains on pension and post-retirement plan assets of $934 million as compared to the expected returns of $633 million for a difference of $301 million. The short-term annual returns on plan assets will almost always be different from the expected long-term returns, and the plans could experience net gains or losses, due primarily to the volatility occurring in the financial markets during any given year.

Unfunded Status

The following table presents the unfunded status of the pension, non-qualified pension and post-retirement benefit plans as of December 31, 2010 and 2009:

	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2010	2009	2010	2009	2010	2009
	(Dollars in millions)
Benefit obligation	$(8,245)	$(8,116)	$(31)	$(31)	$(3,323)	$(3,388)
Fair value of plan assets	7,660	7,326	—	—	801	863

Unfunded status	$(585)	$(790)	$(31)	$(31)	$(2,522)	$(2,525)

Current portion of unfunded status	$—	$—	$(4)	$(4)	$(155)	$(155)
Non-current portion of unfunded status	$(585)	$(790)	$(27)	$(27)	$(2,367)	$(2,370)

The current portion of our non-qualified pension and post-retirement benefit obligations is recorded on our consolidated balance sheets in accrued expenses and other current liabilities. The non-current portion of our pension and non-qualified pension obligations is recorded on our consolidated balance sheets in pension obligations-net. The non-current portion of our post-retirement benefit obligation is recorded on our consolidated balance sheets in post-retirement and other post-employment benefit obligations-net. Also included in accrued expenses and other current liabilities are obligations for the current portion of post-employment perquisites, post-employment disability insurance and workers compensation benefit obligations. These amounts totaled $15 million and $14 million as of December 31, 2010 and 2009, respectively. Also included in post-retirement and other post-employment benefit obligations-net are obligations for the non-current portion of our executive life insurance plans, post-employment perquisites, post-employment disability insurance and workers compensation benefit obligations. These amounts totaled $109 million as of December 31, 2010 and 2009.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 11: Employee Benefits—(Continued)

Accumulated Other Comprehensive (Loss) Income—Recognition and Deferrals

The following table presents cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2009, items recognized during 2010 as a component of net periodic benefits expense, additional items deferred during 2010 and cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2010. The items not recognized as a component of net periodic benefits expense have been recorded on our consolidated balance sheets in accumulated other comprehensive loss as of December 31, 2010 and 2009:

	As of and for the Years Ended December 31,
	2009	Recognition of Net Periodic Benefits Expense	Deferrals	Net Change in AOCI	2010
	(Dollars in millions)
Accumulated other comprehensive (loss) income:
Pension plan:
Net actuarial (loss) gain	$(1,973)	$130	$148	$278	$(1,695)
Prior service benefit (cost)	185	(22)	—	(22)	163
Deferred income tax benefit (expense)	777	(42)	(59)	(101)	676

Total pension plan	(1,011)	66	89	155	(856)

Non-qualified pension plan:
Net actuarial (loss) gain	(7)	(3)	2	(1)	(8)
Prior service benefit	1	—	—	—	1
Deferred income tax (expense) benefit	(1)	1	—	1	—

Total non-qualified pension plan	(7)	(2)	2	—	(7)

Post-retirement benefit plans:
Net actuarial (loss) gain	(583)	40	(1)	39	(544)
Prior service benefit (cost)	989	(99)	—	(99)	890
Deferred income tax benefit (expense)	138	21	(1)	20	158

Total post-retirement benefit plans	544	(38)	(2)	(40)	504

Total accumulated other comprehensive (loss) income	$(474)	$26	$89	$115	$(359)

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 11: Employee Benefits—(Continued)

The following table presents estimated items to be recognized in 2011 as a component of net periodic benefit expense of the pension, non-qualified pension and post-retirement benefit plans:

	Pension Plan	Non-Qualified Pension Plan	Post- Retirement Benefit Plans
	(Dollars in millions)
Estimated recognition of net periodic benefit expense in 2011:
Net actuarial loss	$124	$—	$42
Prior service benefit	(22)	—	(99)
Deferred income tax (expense) benefit	(39)	—	22

Estimated net periodic benefit expense to be recorded in 2011 as a component of other comprehensive income (loss)	$63	$—	$(35)

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

Other Benefit Plans

Health Care and Life Insurance

We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our active health care benefit expenses were $238 million, $248 million and $290 million for the years ended December 31, 2010, 2009 and 2008, respectively. Occupational employee benefits are based on negotiated collective bargaining agreements. Management employees and occupational employees are required to partially fund the health care benefits provided by us, in addition to paying their own out-of-pocket costs. Participating management employees contributed $40 million, $38 million and $42 million in 2010, 2009 and 2008, respectively. Participating occupational employees contributed $11 million, $10 million and $4 million in 2010, 2009 and 2008, respectively. The basic group life insurance plan is fully insured and the premiums are paid by us.

401(k) Plan

We sponsor a qualified defined contribution benefit plan covering substantially all management and occupational employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service (“IRS”). Currently, we match a percentage of employee contributions in cash. As of December 31, 2010 and 2009, the assets of the plan included approximately 42 million and 44 million shares of our common stock, respectively, as a result of the combination of our employer match and participant directed contributions. We recognized $56 million, $59 million and $64 million in expense related to this plan for the years ended December 31, 2010, 2009 and 2008, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 11: Employee Benefits—(Continued)

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

Note 12: Income Taxes

Income Tax Expense

The components of the income tax expense from continuing operations are as follows:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Income tax expense:
Current tax provision (benefit):
Federal	$(14)	$10	$(56)
State and local	11	2	5

Total current tax (benefit) provision	(3)	12	(51)

Deferred tax provision:
Federal	470	187	389
State and local	38	42	61

Total deferred tax expense	508	229	450

Income tax expense	$505	$241	$399

For the year ended December 31, 2010, we increased the total valuation allowance by $7 million. For the years ended December 31, 2009 and 2008, we decreased the total valuation allowance by $2 million and $5 million, respectively. These amounts are included in the deferred tax provision. Immaterial amounts relate to a change in the beginning of year valuation allowance for all three years ended December 31, 2010, 2009 and 2008, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 12: Income Taxes—(Continued)

The effective income tax rate for continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2010	2009	2008
	(in percent)
Effective income tax rate:
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal effect and tax expense (benefit) of income (loss) not recognized	9.0	3.3	4.8
Medicare subsidy, including effect of 2010 Health Care Legislation	22.8	(1.6)	(1.3)
Loss on embedded option in convertible debt	37.0	—	—
Excess compensation	4.3	0.2	0.1
Merger-related costs	1.7	—	—
Uncertain tax position changes	—	(10.0)	(2.1)
Other	1.7	0.4	0.1
Adjustments related to prior periods	(0.6)	(0.4)	1.8
Changes in valuation allowance	1.3	(0.2)	(0.4)

Effective income tax rate	112.2%	26.7%	38.0%

Deferred Tax Assets and Liabilities

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
	(Dollars in millions)
Deferred tax assets and liabilities:
Deferred tax assets:
Net operating loss carryforwards	$2,029	$2,118
Post-retirement benefits	1,030	1,180
Deferred loss subject to amortization	282	298
Restructuring charge	68	80
Pension	226	305
Other employee benefits	91	99
Other	364	390

Gross deferred tax assets	4,090	4,470
Valuation allowance on deferred tax assets	(139)	(132)

Net deferred tax assets	3,951	4,338

Deferred tax liabilities:
Property, plant and equipment and intangible assets	(1,943)	(1,750)
Other	(88)	(79)

Total deferred tax liabilities	(2,031)	(1,829)

Net deferred tax assets	$1,920	$2,509

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 12: Income Taxes—(Continued)

Tax Audits and Uncertain Tax Positions

The IRS examines all of our federal income tax returns because we are included in its coordinated industry case program. As of December 31, 2010, our federal income tax returns for tax years 2006-2007 and prior have been examined by the IRS. As a result of the examinations and the resulting settlements, our total unrecognized tax benefits decreased by $74 million. In 2010, we filed amended federal income tax returns for 2006-2007 to make protective claims with respect to items reserved in our audit settlements and to correct items not addressed in prior audits. Those amended federal income tax returns are subject to adjustment in an IRS audit.

In 2009, we filed amended federal income tax returns for 2002-2005 to make protective claims with respect to items reserved in our audit settlements and to correct items not addressed in prior audits. Those amended federal income tax returns are subject to adjustment in an IRS audit. Additionally, our federal income tax returns filed for tax years after 2008 are still subject to adjustment in an IRS audit.

We file combined income tax returns in many states, and these combined returns remain open for adjustments to our federal income tax returns. In addition, certain combined state income tax returns we have filed since 1996 are still open for state specific adjustments.

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2010 and 2009 follows:

	Unrecognized Tax Benefits
	2010	2009
	(Dollars in millions)
Balance as of January 1	$282	$434
Additions for current year tax positions	10	12
Additions for prior year tax positions	—	185
Reductions for prior year tax positions	(15)	(129)
Settlements	(74)	(220)
Reductions related to expirations of statute of limitations	—	—

Balance as of December 31	$203	$282

As of December 31, 2010, approximately $58 million of the unrecognized tax benefits could affect our income tax provision and effective income tax rate.

In accordance with our accounting policy, interest expense and penalties related to income taxes are included in the other—net line of our consolidated statements of operations. For the year ended December 31, 2010, we recognized $4 million of interest benefit related to uncertain tax positions. For the years ended December 31, 2009 and 2008, we recognized $2 million and $11 million, respectively, for interest expense related to uncertain tax positions. As of December 31, 2010 and 2009, we had recorded liabilities for interest related to uncertain tax positions in the amounts of $5 million and $10 million, respectively. We made no accrual for penalties related to income tax positions.

Other Income Tax Information

As of December 31, 2010, we had NOLs of $5.6 billion, including approximately $384 million related to stock compensation, the benefit of which, if realized, will be recognized in equity. If unused, the NOLs will expire between 2015 and 2025; however, no significant amounts expire until 2020. We had unamortized

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 12: Income Taxes—(Continued)

investment tax credits of $40 million and $44 million as of December 31, 2010 and 2009, respectively, which are included in other long-term liabilities on our consolidated balance sheets. These investment tax credits are amortized over the lives of the related assets. As of December 31, 2010 and 2009, we also have $73 million and $72 million ($47 million and $47 million net of federal income tax) of state investment tax credit carryforwards that will expire between 2011 and 2023, if not utilized.

Income tax expense in 2010 compared to 2009 increased by $113 million as a result of the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Among other things, these laws will disallow federal income tax deductions for retiree prescription drug benefits to the extent we receive reimbursements for those benefits under the Medicare Part D program. Although this tax increase does not take effect until 2013, under accounting principles generally accepted in the U.S. we recognize the full accounting impact in the period in which the laws are enacted.

In 2010, we increased our state tax rate based on a review of our state apportionment factors and the current tax rate of the states where we conduct business. This change resulted in a $4 million state deferred tax benefit, net of federal effect.

In 2009, we reduced our state tax rate based on a review of our state apportionment factors and the current tax rate of the states where we conduct business. This change resulted in a $9 million state deferred tax expense, net of federal effect.

Due to our NOLs, we do not generally pay income taxes and we do not expect to pay a significant amount of income taxes until our NOLs have been used, although we do expect to pay immaterial amounts of federal alternative minimum tax and state income tax in 2011. In 2010, we paid $25 million for income taxes. In 2009, we paid $48 million for income taxes, of which $10 million was for interest. In 2008, we paid $120 million related to income taxes, of which $79 million was for interest.

Valuation Allowance

From 2001 through 2005, we reported a significant cumulative loss and generated substantial NOLs for income tax purposes, and we maintained a valuation allowance against the majority of our net deferred tax assets at that time because we could not sustain a conclusion that it was more likely than not that we would realize the NOLs and other deferred tax assets.

As of December 31, 2010 and 2009, certain deferred tax assets totaling $139 million and $132 million, respectively, required future income of special character to realize the tax benefits. Because we are not currently forecasting income of an appropriate character for these benefits to be realized, we continue to maintain a valuation allowance equal to the amount we do not believe is more likely than not to be realized.

Note 13: Stockholders’ Deficit

Common Stock ($0.01 par value)

We are authorized to issue up to 5.0 billion shares of common stock with $0.01 par value per share. We had 1.792 billion and 1.738 billion shares issued and 1.764 billion and 1.729 billion shares outstanding as of December 31, 2010 and 2009, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 13: Stockholders’ Deficit—(Continued)

On October 4, 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock. For the years ended December 31, 2010 and 2009, we did not repurchase shares of our common stock under this program. As of December 31, 2010, we had repurchased a total of $1.807 billion of common stock under this program. Our merger agreement with CenturyLink prohibits us from repurchasing additional shares under this program without CenturyLink’s consent.

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

As of December 31, 2010 and 2009, there were 200 million shares of preferred stock authorized but no shares issued or outstanding.

Treasury Stock

Deferred Compensation—Rabbi Trusts

Rabbi trusts were established for two of our deferred compensation plans. As of December 31, 2010 and 2009, the rabbi trusts held approximately 22,000 and 44,000 shares, respectively, of our common stock with a cost of approximately $1 million and $2 million for December 31, 2010 and 2009, respectively. Shares of our common stock held by the rabbi trusts are accounted for as treasury stock, but are considered outstanding for legal purposes.

Forfeitures of Vested Restricted Stock and Performance Shares

Under our Equity Incentive Plan and equity award agreements, we automatically withhold a portion of vesting restricted stock and common stock underlying vesting performance shares to cover the withholding taxes due upon vesting. As a result of these withholdings, we acquired approximately 18,779,000, 2,329,000 and 1,546,000 shares of treasury stock during 2010, 2009 and 2008, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 13: Stockholders’ Deficit—(Continued)

Dividends

Our Board of Directors declared the following cash dividends payable in 2010 and 2009:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
October 20, 2010	December 3, 2010	$0.08	$139	December 17, 2010
August 18, 2010	September 10, 2010	$0.08	$139	September 24, 2010
April 14, 2010	May 21, 2010	$0.08	$139	June 11, 2010
December 16, 2009	February 19, 2010	$0.08	$138	March 12, 2010
October 14, 2009	November 20, 2009	$0.08	$138	December 11, 2009
July 27, 2009	August 21, 2009	$0.08	$138	September 11, 2009
April 15, 2009	May 22, 2009	$0.08	$138	June 12, 2009
December 10, 2008	February 13, 2009	$0.08	$136	March 6, 2009

On January 24, 2011, our Board of Directors declared a quarterly dividend for the first quarter of 2011 of $0.08 per share totaling approximately $141 million. The dividend is payable on February 25, 2011 to stockholders of record as of February 18, 2011.

Note 14: (Loss) Earnings per Common Share

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

The following is a reconciliation of the number of shares used in the basic and diluted (loss) earnings per common share computations for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions except per
	share amounts, shares in thousands)
Net (loss) income allocated to common shareholders	$(58)	$657	$649

Basic weighted average common shares outstanding	1,726,085	1,709,346	1,728,731
Dilutive effect of options with strike prices equal to or less than the average price of our common stock, calculated using the treasury stock method	—	511	1,139
Dilutive effect of performance shares	—	3,641	336

Diluted weighted average common shares outstanding	1,726,085	1,713,498	1,730,206

(Loss) earnings per common share:
Basic	$(0.03)	$0.38	$0.38
Diluted	$(0.03)	$0.38	$0.37

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 14: (Loss) Earnings per Common Share—(Continued)

We had weighted average unvested restricted stock grants outstanding of approximately 12 million, 12 million, and 7 million shares during the years ended December 31, 2010, 2009 and 2008, respectively. These shares were excluded from the (loss) earnings per common share calculation, and these shareholders have their own earnings per share calculation whereby they were allocated net income of approximately $3 million, $5 million and $3 million for the years ended December 31, 2010, 2009 and 2008 for purposes of calculating basic and diluted earnings per share.

The following is a summary of the securities that could potentially dilute basic (loss) earnings per common share, but have been excluded from the computations of diluted (loss) earnings per common share for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(Shares in thousands)
Outstanding options to purchase common stock excluded because the strike prices of the options exceeded the average price of common stock during the period	8,136	48,300	57,489
Outstanding options to purchase common stock excluded because the market-based vesting conditions have not been met	2,083	2,083	2,083
Performance shares excluded because the impact would have been antidilutive	20,578	—	—
Other outstanding instruments excluded because the impact would have been antidilutive	36,320	2,243	2,177

Note 15: Stock-Based Compensation

Equity Incentive Plan

We adopted an Equity Incentive Plan (“EIP”) on June 23, 1997. The EIP was most recently amended and restated on May 23, 2007. The EIP permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants to selected eligible employees, consultants and non-employee members of our Board of Directors. The Compensation and Human Resources Committee of our Board of Directors, or its delegate, approves the granting and terms of all awards under the EIP (including the exercise prices for stock options). The maximum number of shares of our common stock that may be issued under the EIP at any time pursuant to awards is equal to 10% of the aggregate number of our common shares issued and outstanding reduced by the aggregate number of options and other awards then outstanding under the EIP or otherwise. Issued and outstanding shares are determined as of the close of trading on the New York Stock Exchange on the preceding trading day. As of December 31, 2010, approximately 176 million shares of our common stock were authorized for grant under the EIP and approximately 122 million shares were available for future issuance under the EIP.

In general, the awards that we grant under our EIP include either service-based vesting terms (generally with ratable vesting over three to five years) or market- or performance-based vesting terms. Unless otherwise provided by the Compensation and Human Resources Committee of our Board of Directors, the EIP provides that, upon a “change in control,” all awards granted under the EIP will vest immediately. From September 2002 to October 2008, awards granted to our employees at the vice president level and above typically provide for accelerated vesting and an extended exercise period upon a change in control, and awards granted to all other employees typically provide for accelerated vesting if the optionee is terminated without cause following a change in control. Since October 2008, awards granted to our employees at the executive vice president level and

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 15: Stock-Based Compensation—(Continued)

above typically provide for accelerated vesting and an extended exercise period if the optionee is terminated without cause following a change in control, awards granted to our employees at the vice president level provide for accelerated vesting and an extended exercise period upon a change in control, and awards granted to all other employees typically provide for accelerated vesting if the optionee is terminated without cause following a change in control.

On December 21, 2010, we accelerated the vesting of certain restricted stock and performance share awards issued under our EIP in order to preserve certain economic benefits to our stockholders that otherwise would have been lost in connection with our pending merger with CenturyLink. As a result, we recorded an increase to stock-based compensation expense of $63 million. There was no incremental compensation cost for this modification. This modification affected approximately 80 employees.

Awards without Market-Based Conditions

Stock Options

Options generally have an exercise price that is at least equal to the fair market value of the common stock on the date of grant, subject to certain restrictions. Options have ten-year terms.

Our stock option activity for the three-year period ended December 31, 2010 is summarized below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2007	69,253	$17.20
Granted	15,138	4.92	$1.44
Exercised	(703)	4.08
Canceled or forfeited	(2,446)	6.28
Expired	(10,854)	22.77

Outstanding as of December 31, 2008	70,388	$14.21
Granted	346	3.45	$0.67
Exercised	(1,043)	3.37
Canceled or forfeited	(2,019)	5.26
Expired	(13,044)	28.90

Outstanding as of December 31, 2009	54,628	$11.17
Granted	11,630	4.66	$1.15
Exercised	(10,498)	4.73
Canceled or forfeited	(1,514)	4.56
Expired	(9,790)	35.55

Outstanding as of December 31, 2010	44,456	$5.84

The aggregate intrinsic values of the options exercised during the years ended December 31, 2010, 2009 and 2008, totaled approximately $16 million, $1 million and $1 million, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 15: Stock-Based Compensation—(Continued)

The outstanding options as of December 31, 2010 have the following characteristics:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$0.01—$4.00	6,389	4.24	$3.63	5,690	$3.63
$4.01—$4.50	5,173	3.62	$4.17	5,076	$4.17
$4.51—$5.00	13,453	7.93	$4.67	2,733	$4.70
$5.01—$6.00	11,511	5.02	$5.26	8,656	$5.24
$6.01—$7.50	2,203	4.74	$6.20	2,196	$6.20
$7.51—$50.00	5,727	4.23	$13.62	5,726	$13.62

Total	44,456	5.51	$5.84	30,077	$6.37

The aggregate intrinsic value for outstanding options that were in-the-money was approximately $113 million as of December 31, 2010. The exercisable options as of December 31, 2010 had remaining contractual terms with a weighted average of 3.99 years. Options that were both exercisable and in-the-money on December 31, 2010 had an aggregate intrinsic value of approximately $72 million on that date.

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

Following are the weighted-average assumptions used with the Black-Scholes option-pricing model to determine the fair value estimates of options granted in the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Black-Scholes assumptions:
Risk-free interest rate	2.3%	1.8%	2.7%
Expected dividend yield	6.6%	8.9%	6.4%
Expected option life (years)	4.8	4.8	4.9
Expected stock price volatility	48%	47%	38%

We believe the two most significant assumptions used in our estimates of fair value are the expected option life and the expected stock price volatility, both of which we estimate based on historical information.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 15: Stock-Based Compensation—(Continued)

Restricted Stock

Restricted stock activity as of and for the three-year period ended December 31, 2010 is summarized below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Restricted stock:
Unvested balance as of December 31, 2007	4,526	$7.43
Granted	4,759	4.99
Vested	(1,505)	7.44
Forfeited	(960)	6.32

Unvested balance as of December 31, 2008	6,820	$5.88
Granted	8,669	3.19
Vested	(2,792)	6.16
Forfeited	(1,437)	4.27

Unvested balance as of December 31, 2009	11,260	$3.95
Granted	9,020	5.78
Vested	(16,472)	4.19
Forfeited	(420)	3.89

Unvested balance as of December 31, 2010	3,388	$7.65

Based on our stock price on the vesting dates, the fair value of restricted stock that vested during the years ended December 31, 2010, 2009 and 2008 totaled $112 million, $10 million and $8 million, respectively. We use the closing price of our common stock on the date of grant as the fair value of our restricted stock awards for expense recognition purposes.

Awards with Market-Based Conditions

In 2007, we granted certain non-qualified options and restricted stock with vesting conditions tied in part to the market value of our common stock. Only one of these option awards and one of these restricted stock awards remain outstanding, and the option has a ten-year term.

In 2008, we began granting what we call “performance share awards.” For performance share awards that were granted in 2008, all of which have either vested or been forfeited, a grantee could elect to receive payout in cash. All other performance share awards payout in shares of our common stock, and the number of shares that a grantee ultimately receives is based on a formula that utilizes our total shareholder return as compared to the total shareholder return of a basket of our peers. We value these awards using Monte-Carlo simulations because our standard valuation models do not accurately estimate their fair value. We believe the most significant assumption used in our estimate of fair value is the expected volatility, which we estimated based on historical information.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 15: Stock-Based Compensation—(Continued)

Stock Options

Stock options with market-based conditions activity as of and for the three-year period ended December 31, 2010 is summarized below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options with market-based conditions:
Outstanding as of December 31, 2007	2,340	$8.39	$4.17
Canceled or forfeited	(257)	8.52	4.49

Outstanding as of December 31, 2008	2,083	$8.37	$4.13
Canceled or forfeited	—	—	—

Outstanding as of December 31, 2009	2,083	$8.37	$4.13
Canceled or forfeited	—	—	—

Outstanding as of December 31, 2010	2,083	$8.37	$4.13

Restricted Stock

Restricted stock with market-based conditions activity as of and for the three-year period ended December 31, 2010 is summarized below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Restricted stock with market-based conditions:
Unvested balance as of December 31, 2007	1,011	$5.73
Forfeited	(115)	6.32

Unvested balance as of December 31, 2008	896	$5.65
Forfeited	—	—

Unvested balance as of December 31, 2009	896	$5.65
Forfeited	—	—

Unvested balance as of December 31, 2010	896	$5.65

Performance Share Awards

The payout under performance share awards can range from 0% to 200% of the award and is based on our total shareholder return as compared to the total shareholder return of a basket of our peers over the service period of three years. As such, these awards are considered to have market-based conditions.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 15: Stock-Based Compensation—(Continued)

Performance share awards activity as of and for the three-year period ended December 31, 2010 is summarized below:

	Number of Original Awards (in thousands)	Performance Adjustment (in thousands)	Total Number of Awards (in thousands)		Weighted Average Grant Date Fair Value
Performance share awards:
Ending balance as of December 31, 2007	—				—
Granted	1,713				$4.90
Vested	—				—
Forfeited	(192)				4.90

Ending balance as of December 31, 2008	1,521				4.90
Granted	11,090				2.64
Vested	—				—
Forfeited	(1,278)				2.88

Ending balance as of December 31, 2009	11,333	9,920	21,253		2.85
Granted	6,943	5,912	12,855		3.89
Vested	(15,900)	(15,832)	(31,732	)(1)	3.29
Forfeited	(566)	—	(566)		2.94

Ending balance as of December 31, 2010	1,810	—	1,810		$3.28

(1)	Of the 31,732,000 shares, 1,312,000 shares vested to employees who selected a cash payout option. No actual shares of our common stock were issued for these performance share awards.

Based on our stock price on the vesting dates, the fair value of the performance share awards that vested during the year ended December 31, 2010 totaled $244 million. We settled $21 million of share-based liabilities for $11 million of stock and $10 million of cash during the year ended December 31, 2010.

If the service period had ended on December 31, 2010, we would have paid out 3,620,000 shares of our common stock for the unvested performance share awards. Our compensation expense relating to the unvested awards was approximately $1 million for the year ended December 31, 2010 and $1 million for the year ended December 31, 2009.

The weighted-average assumptions used to estimate the grant date fair values of the market-based condition awards granted during the years ended December 31, 2010, 2009 and 2008 are summarized below.

	For the Years Ended December 31,
	2010	2009	2008
Monte-Carlo simulation assumptions:
Risk-free interest rate	1.43%	1.31%	2.10%
Expected dividend yield	6.9%	10.1%	6.8%
Expected stock price volatility	57%	53%	32%

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 15: Stock-Based Compensation—(Continued)

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) under which we are authorized to issue 50 million shares of our common stock to eligible employees. Under the terms of our ESPP, eligible employees may authorize payroll deductions of up to 15% of their base compensation, as defined, to purchase our common stock at a price of 85% of the fair market value of our common stock on the last trading day of the month in which our common stock is purchased. For the years ended December 31, 2010, 2009 and 2008, approximately 2.3 million, 3.5 million and 3.4 million shares, respectively, were purchased under this plan at weighted-average purchase prices of $4.76, $3.15 and $3.50 per share, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense is included in cost of sales, selling expenses and general, administrative and other operating expenses in our consolidated statements of operations. We recognize compensation expense relating to our service-based and certain of our market-based awards under our EIP using the straight-line method over the applicable vesting periods. Some of our market-based performance share awards were accounted for as liability awards because the employees can choose to receive the award payout in stock or cash. We estimate the fair value of these liability awards throughout their vesting period and record an expense representing the cumulative portion of the award earned through that period. We recognize compensation expense related to employee purchases under our ESPP for the difference between the employees’ purchase prices and the fair market values of the stock. While we have recorded deferred income tax benefits relative to our stock compensation expense, we have not realized any income tax benefits resulting from deductions on our tax returns for the year ended December 31, 2010 due to our NOL carryforwards.

As of December 31, 2010, there was $39 million of total unrecognized compensation expense related to unvested stock options, restricted stock and performance shares under our EIP. We expect to recognize this amount over the remaining weighted average service period of 1.8 years. There is no unrecognized compensation expense related to the ESPP. Included in the stock-based compensation below, there was an immaterial amount of stock compensation awarded as a severance benefit to certain employees whose employment was terminated during the year.

Stock-based compensation capitalized during the year was not material.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 15: Stock-Based Compensation—(Continued)

The following table presents details of our stock-based compensation for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions, except per share amounts)
Stock-based compensation expense:
EIP awards (excluding market-based conditions):
Stock options	$9	$12	$24
Restricted stock	51	22	18
EIP awards with market-based conditions:
Stock options	2	3	2
Restricted stock	1	1	2
Performance share awards	58	9	—
ESPP	2	2	2

Total stock-based compensation expense	$123	$49	$48

Impact on (loss) earnings per common share:
Basic	$(0.07)	$(0.02)	$(0.02)
Diluted	$(0.07)	$(0.02)	$(0.02)

We recognized an income tax benefit of $31 million, $19 million and $17 million associated with our stock compensation expense during the years ended December 31, 2010, 2009 and 2008, respectively.

Proceeds from EIP and Employee Stock Purchase Plan

We issue new shares of our common stock upon: the exercise of stock options; grants of restricted stock; vesting and payout of performance share awards; and employee purchases of our stock under our ESPP. The cash received upon exercise of stock options and from employee purchases under our ESPP was $61 million, $15 million and $15 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Quarterly, we credit each participant’s account with a number of “phantom units” having a value equal to his or her deferred directors’ fees. Each phantom unit has a value equal to one share of our common stock and is subject to adjustment for cash dividends payable to our stockholders as well as stock dividends and splits, consolidations and the like that affect shares of our common stock outstanding. Non-employee directors participating in the plan held approximately 860,000 and 937,000 phantom units as of December 31, 2010 and 2009, respectively. Subject to the terms of the plan, each participant’s account will be distributed as a lump sum as soon as practicable following the end of his or her services as a director. Amounts deferred before 2005 and

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 15: Stock-Based Compensation—(Continued)

earnings on those amounts are subject to the distribution options elected in advance by the participant and may be in the form of: (i) a lump-sum payment; (ii) annual cash installments over periods up to 10 years; or (iii) some other form selected by our chief human resources officer (or his or her designee). A change in our stock price of one dollar would not result in a significant expense impact to our consolidated financial statements.

Investment earnings, administrative expenses and increases or decreases in the deferred compensation liability resulting from changes in the value of our common stock are recorded in our consolidated statements of operations. The deferred compensation liability is recorded in other long-term liabilities. The expense associated with this plan did not have a significant impact on our consolidated financial statements for the periods presented. However, depending on the extent of appreciation in the value of our common stock, expenses incurred under this plan could become significant in subsequent years.

Note 16: Segment Information

Our operating revenue is generated from our business markets, mass markets and wholesale markets segments. Our Chief Operating Decision Maker (“CODM”) regularly reviews information for each of our segments to evaluate performance and to allocate resources. The accounting principles used to determine segment results are the same as those used in our consolidated financial statements. We have reclassified certain prior year segment revenue and expense amounts presented in our Annual Report on Form 10-K for the years ended December 31, 2009 and 2008 to conform to the current year presentation.

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

•	Mass markets. This segment provides data, Internet, voice and resold video and wireless services to consumers and small business customers. Our mass markets products and services include:

•	Strategic services, which include primarily broadband, video (including DIRECTV) and Verizon Wireless services;

•	Legacy services, which include primarily local and long-distance services; and

•	Qwest-branded wireless services (until October 31, 2009).

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 16: Segment Information—(Continued)

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

We centrally manage expenses for administrative services (such as finance, computer systems development and support, real estate related to office buildings, legal and human resources), severance costs, restructuring charges and pension and post-retirement benefits expenses for all employees and retirees; consequently, these expenses are not assigned to our segments. We evaluate depreciation, amortization, information technology impairment charges and interest expense on a total company basis because we do not allocate assets or debt to specific segments. As a result, these items, along with other non-operating income or expenses, are not assigned to any segment. Therefore, the segment results presented below are not indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 16: Segment Information—(Continued)

For each segment, segment income equals its revenue minus its expenses and other expenses allocated to it based on its operations. Segment information for the years ended December 31, 2010, 2009 and 2008 is summarized in the following table:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Total segment revenue	$11,350	$11,961	$13,118
Total segment expenses	5,463	5,974	7,078

Total segment income	$5,887	$5,987	$6,040

Total margin percentage	52%	50%	46%

Business markets:
Revenue	$4,037	$4,028	$4,029
Expenses	2,416	2,459	2,556

Income	$1,621	$1,569	$1,473

Margin percentage	40%	39%	37%

Mass markets:
Revenue	$4,659	$5,020	$5,746
Expenses	2,186	2,415	3,035

Income	$2,473	$2,605	$2,711

Margin percentage	53%	52%	47%

Wholesale markets:
Revenue	$2,654	$2,913	$3,343
Expenses	861	1,100	1,487

Income	$1,793	$1,813	$1,856

Margin percentage	68%	62%	56%

The following table reconciles segment income to net (loss) income for the three years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Total segment income	$5,887	$5,987	$6,040
Other revenue (primarily USF surcharges)	380	350	357
Unassigned expenses (primarily general and administrative)	(2,066)	(2,051)	(1,946)
Depreciation and amortization	(2,200)	(2,311)	(2,354)
Total other expense—net	(1,551)	(1,072)	(1,046)
Income tax expense	(505)	(241)	(399)

Net (loss) income	$(55)	$662	$652

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 16: Segment Information—(Continued)

Revenue from our products and services for the years ended December 31, 2010, 2009 and 2008 is summarized in the following table:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Operating revenue by category:
Strategic and legacy services:
Strategic services(1)	$4,489	$4,217	$3,985
Legacy services(2)	6,257	7,075	8,103

Total strategic and legacy services	10,746	11,292	12,088
Qwest-branded wireless services(3)	—	112	460
Data integration(4)	604	557	570

Total segment revenue	11,350	11,961	13,118
Other revenue (primarily USF surcharges)	380	350	357

Total operating revenue	$11,730	$12,311	$13,475

(1)	Our strategic services include primarily private line, broadband, Qwest iQ Networking®, hosting, video (including DIRECTV), Verizon Wireless services and Voice over Internet Protocol (“VoIP”).
(2)	Our legacy services include primarily local, long-distance, access, traditional wide area network (“WAN”) and integrated services digital network (“ISDN”) services.
(3)	Our Qwest-branded wireless services were wireless services that we provided through our mass markets segment under an arrangement with a wireless services provider. This arrangement ended on October 31, 2009.
(4)	Data integration is telecommunications equipment we sell that is located on customers’ premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers.

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

In 2010 and 2009, we paid approximately $24 million and $27 million, respectively, in administrative fees in the ordinary course of business to United Healthcare Services, Inc., which provides health benefit plans to most of our employees and is a subsidiary of UnitedHealth Group. Our director, Anthony Welters, serves as Executive Vice President of UnitedHealth Group and as President of its Public and Senior Markets Group.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 18: Commitments and Contingencies

Commitments

Future Contractual Obligations

The following table summarizes our estimated future contractual obligations as of December 31, 2010:

	Payments Due by Period
	2011	2012	2013	2014	2015	2016 and Thereafter	Total
	(Dollars in millions)
Future contractual obligations(1):
Debt and lease payments:
Long-term debt	$1,004	$1,500	$750	$1,900	$950	$5,674	$11,778
Capital lease and other obligations	96	89	74	59	34	16	368
Interest on long-term borrowings and capital leases(2)	885	742	655	589	476	3,921	7,268
Operating leases	208	177	152	134	110	671	1,452

Total debt and lease payments	2,193	2,508	1,631	2,682	1,570	10,282	20,866

Other long-term liabilities	6	3	6	3	4	160	182

Purchase commitments:
Telecommunications and information technology	2	2	2	1	1	1	9
IRU* operating and maintenance obligations	19	19	19	19	19	121	216
Advertising, promotion and other services(3)	64	41	31	27	24	44	231

Total purchase commitments	85	62	52	47	44	166	456

Non-qualified pension obligation	4	3	3	3	3	29	45
Post-retirement benefit obligation	74	74	74	73	71	1,322	1,688

Total future contractual obligations	$2,362	$2,650	$1,766	$2,808	$1,692	$11,959	$23,237

*	Indefeasible rights of use
(1)	The table does not include:

•	costs that are contingent upon completion of the pending CenturyLink merger;

•	our open purchase orders as of December 31, 2010. These purchase orders are generally at fair value, are generally cancelable without penalty and are part of normal operations;

•

other long-term liabilities, such as accruals for legal matters and income taxes, that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•

cash funding requirements for pension benefits payable to certain eligible current and future retirees. The accounting unfunded status of our pension plan was $585 million at December 31, 2010. Benefits paid by our qualified pension plan are paid through a trust. Cash funding requirements for this trust are not included in this table as we are not able to reliably estimate required contributions to the trust. Cash funding requirements can be significantly impacted by earnings on investments, the discount rate,

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 18: Commitments and Contingencies—(Continued)

changes in the plan and funding laws and regulations. As a result it is difficult to determine future funding requirements with a high level of precision; however, in general, current funding laws require a company with a plan shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. Based on current funding laws and regulations, we will not be required to make a cash contribution in 2011. During 2012 we expect to begin making required contributions to the plan and we estimate that these 2012 contributions could be between $300 million and $350 million. Although potentially significant in the aggregate, we currently expect that contributions in 2013 and beyond will decrease annually from the 2012 expected contribution amount. However, the actual amount of required contributions in 2013 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in the plan and funding laws and regulations;

•

certain post-retirement benefits payable to certain eligible current and future retirees. Although we had a $2.522 billion liability recorded on our balance sheet as of December 31, 2010 representing the net benefit obligation for all post-retirement health care and life insurance benefits, not all of this amount is a contractual obligation and only the portion that we believe is a contractual obligation is reported in the table. Certain of these plans are unfunded and net payments made by us totaled $135 million in 2010, including payments for benefits that are not contractual obligations. Total undiscounted future payments estimated to be made by us for benefits that are both contractual obligations and non-contractual obligations are approximately $4.8 billion over approximately 80 years. However, this estimate is impacted by various actuarial and market assumptions, and ultimate payments will differ from this estimate. In 1989, a trust was created and funded to help cover the health care costs of retirees who are former occupational employees. We did not make any cash contributions to this trust in 2010 and do not expect to make any significant cash contributions to this trust in the future. We anticipate that the majority of the costs that have historically been paid out of this trust will need to be paid by us at some point in the future. As of December 31, 2010, the fair value of the trust assets was $801 million; however, a portion of these assets is comprised of investments with restricted liquidity. In 2009 we estimated that the trust would be adequate to provide continuing reimbursements for our occupational post-retirement health care costs for approximately five years. Based on returns on trust assets during 2010, we still believe that the more liquid assets in the trust will be adequate to provide continuing reimbursements for our occupational post-retirement health care costs for approximately five years. Thereafter, covered benefits for our eligible retirees who are former occupational employees will be paid either directly by us or from the trust as the remaining assets become liquid. This five year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits. Our estimate of the annual long-term rate of return on the plan assets is 7.5% based on the currently held assets; however, actual returns could vary widely in any given year. The benefits reimbursed from plan assets were $186 million in 2010. See additional information on our benefits plans in Note 11—Employee Benefits;

•

contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to use the network facilities of other carriers and to purchase other goods and services. Our contracts to use other carriers’ network facilities generally have no minimum volume requirements and are based on an interrelationship of volumes and discounted rates. Assuming we exited these contracts in 2011, the contract termination fees would be approximately $697 million. Under the same assumption, termination fees for these contracts to purchase goods and services would be $31 million. In the normal course of business, we believe the payment of these fees is remote; and

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 18: Commitments and Contingencies—(Continued)

•

potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

(2)	Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2010.
(3)	We have various long-term, non-cancelable purchase commitments for advertising and promotion services, including advertising and marketing at sports arenas and other venues and events. We also have service related commitments with various vendors for data processing, technical and software support services. Future payments under certain service contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to receive.

Capital Leases

We lease certain facilities and equipment under various capital lease arrangements. Depreciation of assets under capital leases is included in depreciation and amortization expense. Payments on capital leases are included in repayments of long-term borrowings, including current maturities in the consolidated statements of cash flows.

The table below summarizes our capital lease activity as of and for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Capital leases:
Assets acquired through capital leases	$202	$107	$15
Assets included in property, plant and equipment	474	276	240
Accumulated depreciation	131	83	120
Depreciation expense	51	29	30
Cash payments towards capital leases	45	32	37

The future minimum payments under capital leases as of December 31, 2010 are included in our consolidated balance sheet as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
Total minimum payments	$387
Less: amount representing interest and executory costs	(75)

Present value of minimum payments	312
Less: current portion	(62)

Long-term portion	$250

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 18: Commitments and Contingencies—(Continued)

Operating Leases

Certain office facilities, real estate and equipment are subject to operating leases. We also have easement (or right-of-way) agreements with railroads and public transportation authorities that are accounted for as operating leases. For the years ended December 31, 2010, 2009 and 2008, rent expense under these operating leases was $322 million, $331 million and $301 million, respectively, and sublease rental income over the same periods was $25 million, $28 million and $30 million, respectively. Operating leases as reported in the table in “Future Contractual Obligations” above have not been reduced by minimum sublease rental income of $141 million, which we expect to realize under non-cancelable subleases.

Letters of Credit and Guarantees

We maintain letter of credit arrangements with various financial institutions for up to $85 million. We had outstanding letters of credit of approximately $72 million as of December 31, 2010. On January 18, 2011, we entered into $7 million of additional letters of credit.

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

KPNQwest Litigation/Investigation

On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which we were a major shareholder) filed a lawsuit in district court in Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. We and Koninklijke KPN N.V. (“KPN”) are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with us. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $5.6 billion based on the exchange rate on December 31, 2010), plus statutory interest.

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against us, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with us. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 18: Commitments and Contingencies—(Continued)

the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $290 million based on the exchange rate on December 31, 2010).

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, the Netherlands, with regard to KPNQwest. VEB sought an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (us and KPN), and KPNQwest’s outside auditors and accountants. On December 28, 2006, the Enterprise Chamber ordered an inquiry into the management and conduct of affairs of KPNQwest for the period January 1 through May 23, 2002. On December 5, 2008, the Enterprise Chamber appointed investigators to conduct the inquiry. VEB claims that certain individuals have assigned to it their claims for losses totaling approximately €40 million (or approximately $55 million based on the exchange rate on December 31, 2010), which those individuals allegedly incurred on investments in KPNQwest securities. VEB has not yet filed any adjudicative action to assert those claims.

On June 7, 2010, a number of parties, including us and KPN, reached a settlement with VEB for €19 million (or approximately $25 million based on the exchange rate on December 31, 2010), conditioned in part on the termination of the investigation by the Enterprise Chamber. Pursuant to the terms of the settlement, VEB formally requested that the Enterprise Chamber terminate the investigation. The Enterprise Chamber denied that request and directed the investigation to proceed. On an appeal of that decision, the Dutch Supreme Court reversed the Enterprise Chamber’s decision and, among other things, referred the case back to the Enterprise Chamber to terminate the investigation.

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

We, and our directors, believe that all of these actions are without merit. The defendants nevertheless negotiated with the purported stockholder plaintiffs regarding a settlement of the claims asserted in all of these actions, including the claims that challenge the sufficiency of the disclosures in the preliminary joint proxy statement-prospectus. On July 16, 2010, the parties entered into a memorandum of understanding reflecting the terms of their agreement-in-principle for a settlement of all of the claims asserted in these actions. Pursuant to this agreement, defendants included additional disclosures in the final joint proxy statement-prospectus filed with the SEC on July 19, 2010. On December 17, 2010, the United States District Court for the District of Colorado preliminarily approved the settlement, and notice was subsequently provided to stockholders of the proposed

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 18: Commitments and Contingencies—(Continued)

final resolution. A final fairness hearing is scheduled for February 25, 2011. If the settlement is approved at the final hearing, all of these actions will be dismissed, with prejudice. The defendants intend to defend their positions in these matters vigorously to the extent they are not fully resolved by the settlement.

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

We continue to evaluate the method we use to assess the amount of USF payments that must be made on certain products, and during the year ended December 31, 2010 we recorded an adjustment to our liability of $15 million related to previous years’ USF payments. This ongoing evaluation may result in further adjustments to previous years’ USF payments and charges to customers.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 19: Quarterly Financial Data (Unaudited)

	Quarterly Financial Data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions, except per share amounts)
2010
Operating revenue	$2,966	$2,930	$2,935	$2,899	$11,730
Operating income	568	509	497	427	2,001
Income tax expense	209	108	108	80	505
Net income (loss)	38	158	(90)	(161)	(55)
Basic earnings (loss) per common share	$0.02	$0.09	$(0.05)	$(0.09)	$(0.03)
Diluted earnings (loss) per common share	$0.02	$0.09	$(0.05)	$(0.09)	$(0.03)

2009
Operating revenue	$3,173	$3,090	$3,054	$2,994	$12,311
Operating income	549	491	485	450	1,975
Income tax expense	92	5	75	69	241
Net income	206	212	136	108	662
Basic earnings per common share	$0.12	$0.12	$0.08	$0.06	$0.38
Diluted earnings per common share	$0.12	$0.12	$0.08	$0.06	$0.38

Fourth Quarter 2010

Net loss for the fourth quarter of 2010 was affected by a $267 million loss on our embedded option in our convertible debt as well as an increase in stock-based compensation expense of $63 million due to the accelerated vesting of certain restricted stock and performance share awards issued under our Equity Incentive Plan in order to preserve certain economic benefits to our stockholders that otherwise would have been lost in connection with our pending merger with CenturyLink.

Income tax expense for the fourth quarter of 2010 was affected by the tax treatment of the premium paid on our convertible debt and the tax treatment of the expenses incurred when we accelerated the vesting of certain stock-based compensation.

Third Quarter 2010

Net loss for the third quarter of 2010 was affected by a $229 million loss on our embedded option in our convertible debt.

First Quarter 2010

Income tax expense for the first quarter of 2010 increased by $113 million as a result of the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Among other things, these laws disallow, beginning in 2013, federal income tax deductions for retiree prescription drug benefits to the extent we receive reimbursements for those benefits under the Medicare Part D program.

Second Quarter 2009

Income tax expense for the second quarter of 2009 includes our recognition of previously unrecognized tax benefits on uncertain tax positions and favorable income tax settlements related to prior years.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 20: Other Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
	(Dollars in millions)
Prepaid expenses and other current assets:
Prepaid expenses	$205	$223
Deferred activation and installation charges	100	112
Other	47	33

Total prepaid expenses and other current assets	$352	$368

Other Non-Current Assets

Other non-current assets as of December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
	(Dollars in millions)
Other non-current assets:
Non-current investments as described in Note 4—Investments	$93	$96
Deferred activation and installation charges	100	110
Debt issuance costs	95	112
Other	283	267

Total other non-current assets	$571	$585

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
	(Dollars in millions)
Accrued expenses and other current liabilities:
Accrued interest	$219	$273
Employee compensation	394	365
Accrued property and other taxes	255	244
Current portion of post-retirement and other post-employment benefit obligations and non-qualified pension obligations	174	173
DIRECTV payable	147	128
Dividends payable	—	138
Other	241	259

Total accrued expenses and other current liabilities	$1,430	$1,580

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 20: Other Financial Information—(Continued)

Other Non-Current Liabilities

Other non-current liabilities as of December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
	(Dollars in millions)
Other non-current liabilities:
Reserves for contingencies and litigation as described in Note 18—Commitments and Contingencies	$77	$75
Restructuring and realignment reserves as described in Note 10—Restructuring and Severance	195	223
Other	327	377

Total other non-current liabilities	$599	$675

Note 21: Labor Union Contracts

We are a party to collective bargaining agreements with our labor unions, the Communications Workers of America and the International Brotherhood of Electrical Workers. Our current four-year collective bargaining agreements expire on October 6, 2012. As of December 31, 2010, employees covered under these collective bargaining agreements totaled approximately 14,200, or 50% of all our employees.

Note 22: Financial Statements of Guarantors

QCII and two of its subsidiaries, QCF and QSC, guarantee the payment of certain of each other’s registered debt securities. As of December 31, 2010, QCII’s total outstanding debt included $2.7 billion aggregate principal amount of senior notes that were issued in February 2004, June 2005, September 2009 and January 2010 and that are guaranteed by QCF and QSC (the “QCII Guaranteed Notes”). These notes are guaranteed through their respective maturity dates, the latest of which is in April 2018. In addition, each series of QCF’s outstanding notes totaling approximately $1.2 billion in aggregate principal amount is guaranteed on a senior unsecured basis by QCII (the “QCF Guaranteed Notes”). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2031. The guarantees described above are full and unconditional and joint and several. All of the QCF Guaranteed Notes and $1.3 billion of the QCII Guaranteed Notes are registered debt securities. A significant amount of QCII’s and QSC’s income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries.

The following information sets forth our consolidating statements of operations for the years ended December 31, 2010, 2009 and 2008, our consolidating balance sheets as of December 31, 2010 and 2009, and our consolidating statements of cash flows for the years ended December 31, 2010, 2009 and 2008. The information for QCII is presented on a stand-alone basis, information for QSC and QCF is presented on a combined basis and information for all of our other subsidiaries is presented on a combined basis. Each entity’s investments in its subsidiaries, if any, are presented under the equity method. The consolidating statements of operations and balance sheets include the effects of consolidating adjustments to our subsidiaries’ tax provisions and the related income tax assets and liabilities in the QSC and QCII results. Both QSC and QCF are 100% owned by QCII, and QCF is a finance subsidiary of QCII. Other than as already described in this note, the accounting principles used to determine the amounts reported in this note are the same as those used in our consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 22: Financial Statements of Guarantors—(Continued)

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

Eligible employees of our subsidiaries participate in the QCII pension and non-qualified pension plan and may become eligible to participate in our post-retirement health care and life insurance, and other post-employment benefit plans. The amounts contributed by our subsidiaries are not segregated or restricted to pay amounts due to their employees and may be used to provide benefits to our other employees or employees of other subsidiaries. We allocate the cost of pension, non-qualified pension, and post-retirement health care and life insurance benefits and the associated obligations and assets to our subsidiaries and determine the subsidiaries’ required contributions. The allocation is based upon demographics of each subsidiary’s employees compared to all participants. In determining the allocated amounts, we make numerous assumptions. Changes in any of our assumptions could have a material impact on the expense allocated to our subsidiaries.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$11,730	$—	$11,730
Operating revenue—affiliates	—	(1)	24	(23)	—

Total operating revenue	—	(1)	11,754	(23)	11,730

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	3,804	—	3,804
Selling	—	—	1,702	—	1,702
General, administrative and other operating	75	(2)	1,950	—	2,023
Operating expenses—affiliates	—	—	23	(23)	—
Depreciation and amortization	—	—	2,200	—	2,200

Total operating expenses	75	(2)	9,679	(23)	9,729

Operating (loss) income	(75)	1	2,075	—	2,001
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	318	101	620	—	1,039
Interest expense—affiliates	1	292	—	(293)	—
Interest income—affiliates	—	(293)	—	293	—
Loss on embedded option in convertible debt	475	—	—	—	475
Loss on early retirement of debt	5	40	—	—	45
Other—net	—	(8)	—	—	(8)
(Income) loss from equity investments in subsidiaries	(755)	(602)	—	1,357	—

Total other expense (income)—net	44	(470)	620	1,357	1,551

(Loss) income before income taxes	(119)	471	1,455	(1,357)	450
Income tax benefit (expense)	64	284	(853)	—	(505)

Net (loss) income	$(55)	$755	$602	$(1,357)	$(55)

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$12,311	$—	$12,311
Operating revenue—affiliates	—	(3)	17	(14)	—

Total operating revenue	—	(3)	12,328	(14)	12,311

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	4,088	—	4,088
Selling	—	—	1,944	—	1,944
General, administrative and other operating	43	(3)	1,953	—	1,993
Operating expenses—affiliates	—	—	14	(14)	—
Depreciation and amortization	—	—	2,311	—	2,311

Total operating expenses	43	(3)	10,310	(14)	10,336

Operating (loss) income	(43)	—	2,018	—	1,975
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	269	185	635	—	1,089
Interest expense—affiliates	14	363	296	(673)	—
Interest income—affiliates	—	(672)	(1)	673	—
Other (income) expense—net	(3)	(15)	1	—	(17)
(Income) loss from equity investments in subsidiaries	(910)	(327)	—	1,237	—

Total other (income) expense—net	(630)	(466)	931	1,237	1,072

Income (loss) before income taxes	587	466	1,087	(1,237)	903
Income tax benefit (expense)	75	454	(770)	—	(241)

Net income (loss)	$662	$920	$317	$(1,237)	$662

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2008

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$13,475	$—	$13,475
Operating revenue—affiliates	—	—	42	(42)	—

Total operating revenue	—	—	13,517	(42)	13,475

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	4,956	—	4,956
Selling	—	—	2,188	—	2,188
General, administrative and other operating	71	—	1,809	—	1,880
Operating expenses—affiliates	—	—	42	(42)	—
Depreciation and amortization	—	—	2,354	—	2,354

Total operating expenses	71	—	11,349	(42)	11,378

Operating (loss) income	(71)	—	2,168	—	2,097
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	272	207	590	—	1,069
Interest expense—affiliates	10	272	823	(1,105)	—
Interest income—affiliates	—	(1,103)	(2)	1,105	—
Other expense (income)—net	1	(30)	6	—	(23)
(Income) loss from equity investments in subsidiaries	(867)	(192)	—	1,059	—

Total other (income) expense—net	(584)	(846)	1,417	1,059	1,046

Income (loss) before income taxes	513	846	751	(1,059)	1,051
Income tax benefit (expense)	139	11	(549)	—	(399)

Net income (loss)	$652	$857	$202	$(1,059)	$652

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2010

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$148	$224	$—	$372
Accounts receivable—net	16	22	1,226	—	1,264
Accounts receivable—affiliates	296	277	154	(727)	—
Notes receivable—affiliates	—	1,568	110	(1,678)	—
Deferred income taxes—net	—	36	208	(10)	234
Prepaid expenses and other	9	26	345	(28)	352

Total current assets	321	2,077	2,267	(2,443)	2,222
Property, plant and equipment—net	—	—	11,794	—	11,794
Capitalized software—net	—	—	947	—	947
Investments in subsidiaries	1,355	429	—	(1,784)	—
Deferred income taxes—net	840	2,045	139	(1,338)	1,686
Prepaid pension, post-retirement and other post-employment benefits—net—affiliate	2,848	71	914	(3,833)	—
Other	125	45	401	—	571

Total assets	$5,489	$4,667	$16,462	$(9,398)	$17,220

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term borrowings	$—	$179	$910	$—	$1,089
Current borrowings—affiliates	118	1,560	—	(1,678)	—
Accounts payable	4	1	796	—	801
Accounts payable—affiliates	26	20	186	(232)	—
Accrued expenses and other	300	61	1,076	(7)	1,430
Accrued expenses and other—affiliates	—	175	320	(495)	—
Deferred income taxes—net	10	—	—	(10)	—
Deferred revenue and advance billings	—	—	572	(21)	551

Total current liabilities	458	1,996	3,860	(2,443)	3,871
Long-term borrowings—net	2,598	978	7,282	—	10,858
Pension, post-retirement and other post-employment benefits obligations—net	3,088	—	—	—	3,088
Pension, post-retirement and other post-employment benefits obligations and other—affiliate	985	356	2,492	(3,833)	—
Deferred income taxes—net	—	11	1,327	(1,338)	—
Deferred revenue	—	—	459	—	459
Other	15	2	582	—	599

Total liabilities	7,144	3,343	16,002	(7,614)	18,875
Stockholders’ (deficit) equity	(1,655)	1,324	460	(1,784)	(1,655)

Total liabilities and stockholders’ (deficit) equity	$5,489	$4,667	$16,462	$(9,398)	$17,220

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2009

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$194	$987	$1,225	$—	$2,406
Accounts receivable—net	17	4	1,281	—	1,302
Accounts receivable—affiliates	693	234	18	(945)	—
Notes receivable—affiliates(4)	—	4,822	113	(4,935)	—
Deferred income taxes—net	—	330	216	(8)	538
Prepaid expenses and other	—	32	388	(52)	368

Total current assets	904	6,409	3,241	(5,940)	4,614
Property, plant and equipment—net	—	—	12,299	—	12,299
Capitalized software—net	—	—	911	—	911
Investments in subsidiaries(4)	2,413	1,831	—	(4,244)	—
Deferred income taxes—net	907	1,999	192	(1,127)	1,971
Prepaid pension, post-retirement and other post-employment benefits—net—affiliate	2,914	74	964	(3,952)	—
Other	142	52	391	—	585

Total assets	$7,280	$10,365	$17,998	$(15,263)	$20,380

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term borrowings	$1,265	$403	$528	$—	$2,196
Current borrowings—affiliates(4)	113	4,822	—	(4,935)	—
Accounts payable	2	1	762	—	765
Accounts payable—affiliates	17	3	112	(132)	—
Accrued expenses and other	432	70	1,114	(36)	1,580
Accrued expenses and other—affiliates	—	533	280	(813)	—
Deferred income taxes—net	8	—	—	(8)	—
Deferred revenue and advance billings	—	—	572	(16)	556

Total current liabilities	1,837	5,832	3,368	(5,940)	5,097
Long-term borrowings—net	2,273	1,780	7,951	—	12,004
Pension, post-retirement and other post-employment benefits obligations—net	3,296	—	—	—	3,296
Pension, post-retirement and other post-employment benefits obligations and other—affiliate	1,037	355	2,560	(3,952)	—
Deferred income taxes—net	—	—	1,127	(1,127)	—
Deferred revenue	—	—	486	—	486
Other	15	15	645	—	675

Total liabilities	8,458	7,982	16,137	(11,019)	21,558
Stockholders’ (deficit) equity	(1,178)	2,383	1,861	(4,244)	(1,178)

Total liabilities and stockholders’ (deficit) equity	$7,280	$10,365	$17,998	$(15,263)	$20,380

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.
(4)	In May 2009, QSC invested $10.2 billion in a subsidiary non-guarantor by making a cash contribution to capital in the amount of approximately $300 million and assuming $9.9 billion of the subsidiary’s current borrowings-affiliate from QCF. In connection with this transaction, QSC and QCF offset $4.4 billion of their respective current borrowings-affiliate and notes receivable-affiliate.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(358)	$514	$3,106	$105	$3,367

Investing activities:
Expenditures for property, plant and equipment and capitalized software	—	—	(1,488)	—	(1,488)
Proceeds from sales or maturities of investment securities	—	943	—	—	943
Purchases of investment securities	—	(944)	—	—	(944)
Changes in interest in investments managed by QSC	10	7	(17)	—	—
Cash infusion to subsidiaries	—	(577)	—	577	—
Net decrease (increase) in short-term affiliate loans	—	3,254	3	(3,257)	—
Dividends received from subsidiaries	2,320	2,611	—	(4,931)	—
Other	—	—	1	—	1

Cash provided by (used for) investing activities	2,330	5,294	(1,501)	(7,611)	(1,488)

Financing activities:
Proceeds from long-term borrowings	775	—	—	—	775
Repayments of long-term borrowings, including current maturities	(1,790)	(1,025)	(564)	—	(3,379)
Net proceeds from (repayments of) short-term affiliate borrowings	5	(3,262)	—	3,257	—
Proceeds from issuances of common stock	67	—	—	—	67
Purchase of treasury stock	(136)	—	—	—	(136)
Dividends paid	(555)	—	—	—	(555)
Cash infusion from parent	—	—	577	(577)	—
Dividends paid to parent	—	(2,320)	(2,611)	4,931	—
Settlement of embedded option in convertible debt	(640)	—	—	—	(640)
Early retirement of debt	(1)	(40)	—	—	(41)
Other	109	—	(8)	(105)	(4)

Cash (used for) provided by financing activities	(2,166)	(6,647)	(2,606)	7,506	(3,913)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(194)	(839)	(1,001)	—	(2,034)
Beginning balance	194	987	1,225	—	2,406

Ending balance	$—	$148	$224	$—	$372

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(242)	$1,024	$2,479	$46	$3,307

Investing Activities:
Expenditures for property, plant and equipment and capitalized software	—	—	(1,409)	—	(1,409)
Proceeds from sale of investment securities	—	18	—	—	18
Purchases of investment securities	—	—	—	—	—
Changes in interest in investments managed by QSC	(10)	1	9	—	—
Cash infusion to subsidiaries	—	(1,076)	—	1,076	—
Net decrease (increase) in short-term affiliate loans	—	101	4	(105)	—
Dividends received from subsidiaries	640	2,000	—	(2,640)	—
Other	—	—	(15)	—	(15)

Cash provided by (used for) investing activities	630	1,044	(1,411)	(1,669)	(1,406)

Financing activities:
Proceeds from long-term borrowings	532	—	738	—	1,270
Repayments of long-term borrowings, including current maturities	(230)	(562)	(35)	—	(827)
Net (repayments of) proceeds from short-term affiliate borrowings	(32)	(185)	112	105	—
Proceeds from issuances of common stock	57	—	—	—	57
Purchase of treasury stock	(3)	—	—	—	(3)
Dividends paid	(551)	—	—	—	(551)
Equity infusion from parent	—	—	1,076	(1,076)	—
Dividends paid to parent	—	(640)	(2,000)	2,640	—
Other	33	(1)	8	(46)	(6)

Cash (used for) provided by financing activities	(194)	(1,388)	(101)	1,623	(60)

Cash and cash equivalents:
Increase in cash and cash equivalents	194	680	967	—	1,841
Beginning balance	—	307	258	—	565

Ending balance	$194	$987	$1,225	$—	$2,406

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2008

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(445)	$1,171	$2,158	$47	$2,931

Investing Activities:
Expenditures for property, plant and equipment and capitalized software	—	—	(1,777)	—	(1,777)
Proceeds from sale of investment securities	—	65	—	—	65
Purchases of investment securities	—	—	—	—	—
Changes in interest in investments managed by QSC	23	(10)	(13)	—	—
Cash infusion to subsidiaries	—	(1,521)	—	1,521	—
Net (increase) decrease in short-term affiliate loans	—	(2,274)	(13)	2,287	—
Dividends received from subsidiaries	1,290	2,100	—	(3,390)	—
Other	—	4	15	—	19

Cash provided by (used for) investing activities	1,313	(1,636)	(1,788)	418	(1,693)

Financing activities:
Proceeds from long-term borrowings	—	—	—	—	—
Repayments of long-term borrowings, including current maturities	(98)	(171)	(362)	—	(631)
Net proceeds from (repayments of) short-term affiliate borrowings	41	1,753	493	(2,287)	—
Proceeds from issuances of common stock	42	—	—	—	42
Purchase of treasury stock	(2)	—	—	—	(2)
Repurchases of common stock	(432)	—	—	—	(432)
Dividends paid	(556)	—	—	—	(556)
Equity infusion from parent	—	—	1,521	(1,521)	—
Dividends paid to parent	—	(1,290)	(2,100)	3,390	—
Other	47	(1)	5	(47)	4

Cash (used for) provided by financing activities	(958)	291	(443)	(465)	(1,575)

Cash and cash equivalents:
Decrease in cash and cash equivalents	(90)	(174)	(73)	—	(337)
Beginning balance	90	481	331	—	902

Ending balance	$—	$307	$258	$—	$565

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Qwest Communications International Inc.:

We have audited Qwest Communications International Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Qwest Communications International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Qwest Communications International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Qwest Communications International Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 15, 2011 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado

February 15, 2011

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2010. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of this Annual Report on Form 10-K is incorporated by reference to a definitive proxy statement or amendment to this Form 10-K to be filed with the SEC within 120 days of December 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference to a definitive proxy statement or amendment to this Form 10-K to be filed with the SEC within 120 days of December 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference to a definitive proxy statement or amendment to this Form 10-K to be filed with the SEC within 120 days of December 31, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this Annual Report on Form 10-K is incorporated by reference to a definitive proxy statement or amendment to this Form 10-K to be filed with the SEC within 120 days of December 31, 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

The Audit Committee of our Board of Directors is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. Under the Audit Committee’s charter, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. The approval may be given as part of the Audit Committee’s approval of the scope of the engagement of our independent registered public accounting firm or on an individual basis. The pre-approval of non-audit services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee. Our independent registered public accounting firm may not be retained to perform the non-audit services specified in Section 10A(g) of the Exchange Act.

Fees Paid to the Independent Registered Public Accounting Firm

We first engaged KPMG LLP to be our independent registered public accounting firm in May 2002. The aggregate fees billed to us for each of the years ended December 31, 2010 and 2009, for professional accounting services, including KPMG’s audit of our annual consolidated financial statements, are set forth in the table below.

	2010	2009
	(Dollars in thousands)
Audit fees	$3,614	$3,987
Audit-related fees	1,189	877
Tax fees	59	42

Total fees	$4,862	$4,906

For purposes of the preceding table, the professional fees are classified as follows:

•

Audit fees—These are fees billed for the year shown for professional services performed for the audit of the consolidated financial statements included in our Form 10-K filing for that year, the review of condensed consolidated financial statements included in our Form 10-Q filings made during that year, comfort letters, consents and assistance with and review of documents filed with the SEC. Audit fees for each year shown include amounts that have been billed to us through the date of this filing and any additional amounts that are expected to be billed to us thereafter.

•

Audit-related fees—These are fees billed for assurance and related services that were performed in the year shown and that are traditionally performed by our independent registered public accounting firm. More specifically, these services include: international statutory audits; regulatory filings; the audit of certain of our subsidiaries’ annual financial statements; employee benefit plan audits (including audits of employee benefit plans and trust funds where the fees are paid by the plan or trust fund instead of by us); due diligence services related to mergers, acquisitions and dispositions; internal control reviews; attestation services that are not required by statute or regulation (including attestation services relating to employee benefit trust funds where the fees are paid by the trust instead of by us); and audits of the financial statements of certain of our subsidiaries required in connection with acquisitions or dispositions of those subsidiaries. Audit-related fees for each year shown include amounts that have been billed to us through the date of this filing.

•

Tax fees—These are fees billed for all professional services performed in the year shown by professional staff of our independent registered public accounting firm’s tax division except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice. Tax compliance involves preparation of original and amended tax returns, refund claims and tax payment services. Tax planning and tax advice encompass a diverse range of subjects, including assistance with tax audits and appeals, tax advice related to mergers, acquisitions and dispositions, and requests for rulings or technical advice from taxing authorities. Tax fees for each year shown include amounts that have been billed to us through the date of this filing.

The Audit Committee approved in advance all of the services performed by KPMG described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(a) (3) and (b) Exhibits required by Item 601 of Regulation S-K:

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description

(2.1)	Agreement and Plan of Merger, dated April 21, 2010, by and among Qwest Communications International Inc., CenturyTel, Inc. and SB44 Acquisition Company (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on April 22, 2010, File No. 001-15577).

(3.1)	Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).

(3.2)	Certificate of Amendment of Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).

(3.3)	Amended and Restated Bylaws of Qwest Communications International Inc., adopted as of July 1, 2002 and amended as of May 25, 2004 and December 14, 2006 (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 18, 2006, File No. 001-15577).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

Exhibit Number	Description

(4.4)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.5)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as trustee (incorporated by reference to U S WEST’s Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).

(4.6)	Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001 -3040).

(4.7)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as trustee (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).

(4.8)	Officer’s Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

(4.9)	Indenture, dated as of December 26, 2002, between Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).

(4.10)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.11)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.12)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.13)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001- 15577).

Exhibit Number	Description

(4.14)	Indenture, dated as of February 5, 2004, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.15)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.16)	Second Supplemental Indenture, dated November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed on November 23, 2004, File No. 001-03040).

(4.17)	First Supplemental Indenture, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.18)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.19)	Second Supplemental Indenture, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.20)	Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.21)	First Supplemental Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.22)	First Supplemental Indenture, dated as of November 16, 2005, by and among Qwest Services Corporation, Qwest Communications International Inc., Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, N.A. as successor to Bank One Trust Company, N.A. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 21, 2005, File No. 001-15577).

(4.23)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

(4.24)	Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on May 18, 2007, File No. 001-15577).

(4.25)	Sixth Supplemental Indenture, dated April 13, 2009, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on April 13, 2009, File No. 001-15577).

Exhibit Number	Description

(4.26)	Third Supplemental Indenture, dated September 17, 2009, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on September 21, 2009, File No. 001-15577).

(4.27)	Fourth Supplemental Indenture, dated January 12, 2010, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 13, 2010, File No. 001-15577).

(10.1)	Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2007 Annual Meeting of Stockholders, File No. 001-15577).*

10.2	Forms of restricted stock, performance share and option agreements used under Equity Incentive Plan, as amended and restated (also incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, Annual Report on Form 10-K for the year ended December 31, 2005, Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Annual Report on Form 10-K for the year ended December 31, 2006, Current Report on Form 8-K filed on September 12, 2008, and Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 001-15577).*

(10.3)	Deferred Compensation Plan, as amended (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, and Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15577).*

(10.4)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*

(10.5)	Deferred Compensation Plan for Nonemployee Directors, as amended and restated, and Amendment to Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on December 16, 2005 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577) .*

(10.6)	2010 Qwest Management Annual Incentive Plan Summary (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 22, 2010, File No. 001-15577).*

(10.7)	Description of Executive Level Officer Access Only Health Care (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 001-15577).*

(10.8)	Executive Relocation Policy (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-15577).*

(10.9)	Qwest Nonqualified Pension Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-15577).*

(10.10)	Registration Rights Agreement, dated April 13, 2009, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on April 13, 2009, File No. 001-15577).

Exhibit Number	Description

(10.11)	Registration Rights Agreement, dated September 17, 2009, among Qwest Communications International Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on September 21, 2009, File No. 001-15577).

(10.12)	Registration Rights Agreement, dated January 12, 2010, among Qwest Communications International Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 13, 2010, File No. 001-15577).

(10.13)	Amended and Restated Employment Agreement, dated August 20, 2009, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 21, 2009, File No. 001-15577).*

(10.14)	Equity Agreement, dated August 10, 2007, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 13, 2007, File No. 001-15577).*

(10.15)	Aircraft Time Sharing Agreement, dated December 1, 2008, by and between Qwest Corporation and Edward A. Mueller (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15577).

(10.16)	First Amendment to Aircraft Time Sharing Agreement, dated July 29, 2010, by and between Qwest Corporation and Edward A. Mueller (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 001-15577).

(10.17)	Form of Severance Agreement, effective as of December 10, 2008, by and between Qwest Communications International Inc. and each of Richard N. Baer, Teresa A. Taylor, C. Daniel Yost and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 15, 2008, File No. 001-15577).*

(10.18)	Letter, dated August 19, 2008, from Qwest to Richard N. Baer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 20, 2008, File No. 001-15577).*

(10.19)	Severance Agreement, dated September 12, 2008, by and between Qwest Communications International Inc. and Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on September 12, 2008, File No. 001-15577).*

(10.20)	Letter, dated September 12, 2008, from Qwest to Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on September 12, 2008, File No. 001-15577).*

(10.21)	Letter, dated August 19, 2009, from Qwest to Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 21, 2009, File No. 001-15577).*

(10.22)	Letter, dated August 19, 2008, from Qwest to Teresa A. Taylor (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*

(10.23)	Letter, dated September 4, 2009, from Qwest to Teresa A. Taylor (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on September 8, 2009, File No. 001-15577).*

Exhibit Number	Description

(10.24)	Letter, dated August 19, 2008, from Qwest to C. Daniel Yost (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*

(10.25)	Severance Agreement, dated August 26, 2009, by and between Qwest Communications International Inc. and Christopher K. Ancell (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-15577).*

(10.26)	Letter, dated September 4, 2009, from Qwest to Christopher K. Ancell (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-15577).*

(10.27)	Severance Agreement, dated July 28, 2003, by and between Bill Johnston and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.28)	Amendment to Severance Agreement, dated as of April 24, 2006, by and between Bill Johnston and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

10.29	Form of Amendment Agreement, dated as of December 20, 2010, by and between Qwest Communications International Inc. and each of Edward A. Mueller, Richard N. Baer, Joseph J. Euteneuer, Teresa A. Taylor, C. Daniel Yost, Christopher K. Ancell and R. William Johnston.*

12	Calculation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Qwest Communications International Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Quarterly Segment Income.

99.2	Quarterly Statements of Operations.

101	Financial statements from the Annual Report on Form 10-K of Qwest Communications International Inc. for the year ended December 31, 2010, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ (Deficit) Equity and Comprehensive Income (Loss) and (v) the Notes to the Consolidated Financial Statements.

( )	Previously filed.
*	Executive Compensation Plans and Arrangements.

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 15, 2011.

QWEST COMMUNICATIONS INTERNATIONAL INC., A DELAWARE CORPORATION

By:	/s/ R. WILLIAM JOHNSTON
R. William Johnston Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of February 2011.

Signature	Title

/S/ EDWARD A. MUELLER Edward A. Mueller	Director, Chairman and Chief Executive Officer (Principal Executive Officer)

/S/ JOSEPH J. EUTENEUER Joseph J. Euteneuer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

* Charles L. Biggs	Director

* K. Dane Brooksher	Director

* Peter S. Hellman	Director

* R. David Hoover	Director

* Caroline Matthews	Director

* Patrick J. Martin	Director

* Wayne W. Murdy	Director

* Jan L. Murley	Director

* Michael J. Roberts	Director

Signature	Title

* James A. Unruh	Director

* Anthony Welters	Director

*By:	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer