Form 10-K/A
period 2010-12-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2011-03-24
CIK 1037949

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On March 15, 2011, 1,766,533,453 shares of Qwest common stock were outstanding. The aggregate market value of the Qwest voting stock held by non-affiliates as of June 30, 2010, was $9.1 billion.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Unless the context requires otherwise, references in this report to “Qwest,” “we,” “us,” “our” and the “Company” refer to Qwest Communications International Inc.

EXPLANATORY NOTE

This Amendment No. 1 amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was originally filed with the Securities and Exchange Commission, or SEC, on February 15, 2011. We are filing this Amendment solely to include the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K because we will not file a definitive proxy statement containing this information with the SEC within 120 days after the end of our fiscal year ended December 31, 2010.  Except as expressly noted in this Amendment, this Amendment does not reflect events occurring after the original filing of our Form 10-K or modify or update in any way any of the other disclosures contained in our Form 10-K.  Accordingly, this Amendment should be read in conjunction with our Form 10-K and other SEC filings.

On April 21, 2010, we entered into a merger agreement whereby CenturyLink, Inc., or CenturyLink, will acquire us in a tax-free, stock-for-stock transaction. Under the terms of the agreement, our stockholders will receive 0.1664 shares of CenturyLink common stock for each share of our common stock they own at closing. Based on our and CenturyLink’s number of outstanding shares as of the date of the merger agreement, at closing CenturyLink shareholders are expected to own approximately 50.5% and our stockholders are expected to own approximately 49.5% of the combined company. On July 15, 2010, we received notification from the Department of Justice and the Federal Trade Commission that we received early termination of the waiting period under the Hart-Scott-Rodino Act, and as such have clearance from a federal antitrust perspective to proceed with the merger. On August 24, 2010, stockholders of each company approved all proposals relating to the merger. We have also received the necessary regulatory approvals from the Federal Communications Commission and almost all of the required state public service and public utility commissions.  While the timing of the receipt of regulatory approvals cannot be predicted with certainty, we currently expect to receive all required approvals in the first quarter and are planning toward an April 1, 2011, closing date. Completion of this transaction remains subject to customary closing conditions.  If the merger agreement is terminated under certain circumstances, we may be obligated to pay CenturyLink a termination fee of $350 million.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

This section presents biographical and other information about our directors.  This section also presents for each director the specific experience, qualifications and skills that helped lead our Board of Directors, or Board, to conclude that the individual should serve as a director.

Our Guidelines on Significant Governance Issues, or Governance Guidelines, set forth minimum qualifications for director nominees, including experience in one or more of the following:

•                  business or management for complex and large consolidated companies or other complex and large institutions;

•                  accounting or finance for complex and large consolidated companies or other complex and large institutions;

•                  leadership, strategic planning or crisis response for complex and large consolidated companies or other complex and large institutions;

•                  the telecommunications industry; and

•                  other significant and relevant areas deemed by the Nominating and Governance Committee of our Board to be valuable to Qwest.

Directors also should possess:

•                  significant experience in their respective fields of endeavor;

•                  useful knowledge, background and judgment; and

•                  the commitment to learn Qwest’s business.

We believe that, beyond these minimum qualifications for individual director nominees, our Board as a whole should possess a broad mix of experiences and skills that allow it to oversee the wide range of issues that affect Qwest.  These collective experiences and skills include management and leadership skills, governance and board experience, strategic planning skills, telecommunications and technology experience, financial literacy, finance and accounting expertise, risk management experience, marketing skills and human resources experience.  We also look for directors who are collegial, insightful and objective, who possess the highest personal and professional ethics, integrity and values and who are committed to representing the long-term interests of our stockholders.

Under the terms of the employment agreement between us and our Chairman and Chief Executive Officer, Edward A. Mueller, we have agreed that, during the term of the agreement and while Mr. Mueller is employed by us, we will use our best efforts to cause him to be appointed as one of our directors and to be appointed as Chairman of our Board and to include him in the Board’s slate of nominees for election as a director at annual meetings of our stockholders and will recommend to our stockholders that he be elected as a director.

	Biographical Information	Specific Experiences, Qualifications and Skills Considered by our Board
Edward A. Mueller Age 63 Director since 2007

Mr. Mueller has been our Chairman and Chief Executive Officer since August 2007. Mr. Mueller served as Chief Executive Officer of Williams-Sonoma, Inc., a specialty retailer of home furnishings, from 2003 until July 2006, and served as a director of Williams-Sonoma from 1999 until May 2007. Prior to joining Williams-Sonoma as Chief Executive Officer, Mr. Mueller held a variety of executive level positions with several telecommunications companies, including Ameritech, SBC International Operations, Pacific Bell and Southwestern Bell Telephone. Mr. Mueller currently serves as a director of The Clorox Company and McKesson Corporation. Mr. Mueller previously served as a director of GSC Acquisition Co., Verisign Inc. and Williams-Sonoma Inc. Mr. Mueller holds a bachelor’s degree in civil engineering from the University of Missouri and an executive masters degree in business administration from Washington University.

Service as president or CEO of several public and private companies Executive-level experience with telecommunications companies

Charles L. Biggs Age 70 Director since 2004

Mr. Biggs was a management consultant with Deloitte & Touche, a professional services firm that provides assurance and advisory, tax and management consulting services, from 1968 until his retirement in 2002. At Deloitte, Mr. Biggs held various management positions, including National Director of Strategy Services for Deloitte’s strategy arm and Chairman of Deloitte/Holt Value Associates. Mr. Biggs currently serves as a director of Standard Parking Corporation. Mr. Biggs earned a bachelor’s degree in industrial management from Kent State University.

Service as a management consultant

Strategy and management process experience

Financial and accounting experience, including experience reviewing financial statements for various public and private companies

	Biographical Information	Specific Experiences, Qualifications and Skills Considered by our Board
K. Dane Brooksher Age 72 Director since 2004

Mr. Brooksher was Chairman of the Board of ProLogis, a provider of distribution facilities and services, from 1999 until his retirement in May 2007 and Chief Executive Officer of ProLogis from 1999 to 2004. Before joining ProLogis in 1993, Mr. Brooksher spent more than 32 years with KPMG Peat Marwick (now KPMG LLP). Mr. Brooksher currently serves as a director of Cass Information Systems, Inc. Mr. Brooksher previously served as a director of ProLogis, Pactiv Corporation and CarrAmerica Realty Corporation. Mr. Brooksher earned a bachelor’s degree from the College of William and Mary.

Service as CEO and COO of a public company

Financial and accounting experience, including service as a CPA for an independent public accounting firm and an accounting degree

Experience with Colorado-based companies

Peter S. Hellman Age 61 Director since 2000

Mr. Hellman held various management positions with Nordson Corporation from 2000 until his retirement in January 2008, including President from 2004 to January 2008 and Chief Financial and Administrative Officer from 2000 to January 2008. Nordson is a designer, manufacturer and marketer of industrial equipment. Prior to joining Nordson, Mr. Hellman held various positions at TRW Inc., BP America and The Irving Trust Company. Mr. Hellman currently serves as a director of Baxter International Inc., The Goodyear Tire and Rubber Company and Owens-Illinois, Inc. Mr. Hellman previously served as a director of Nordson Corporation. Mr. Hellman earned a bachelor’s degree from Hobart College and an M.B.A. from Case Western Reserve University.

Service as president of public companies

Financial and accounting experience, including service as CFO of public companies

Historical knowledge of our company, through over 10 years of service on our Board and service on the Board of U S WEST before it merged with us in 2000

R. David Hoover Age 65 Director since 2005

Mr. Hoover has held various management positions with Ball Corporation since 1970, including Chairman since 2002, Chief Executive Officer from 2001 to January 2011 and President from 2000 until December 2009. Ball is a provider of metal packaging, primarily for beverages, food and household product customers, and of aerospace and other technologies and services. Mr. Hoover currently serves as a director of Ball, Energizer Holdings, Inc. and Eli Lilly and Company. Mr. Hoover previously served as a director of Irwin Financial Corporation. Mr. Hoover received a bachelor’s degree from DePauw University and an M.B.A. from Indiana University and completed the Advanced Management Program of the Harvard University Graduate School of Business.

Service as president and CEO of a public company

Financial and accounting experience, including service in various senior-level financial and accounting positions at a public company

Experience with Colorado-based companies

	Biographical Information	Specific Experiences, Qualifications and Skills Considered by our Board
Patrick J. Martin Age 70 Director since 2005

Mr. Martin was Chairman, President and Chief Executive Officer of Storage Technology Corporation from 2000 until his retirement in August 2005. Storage Technology was a designer, manufacturer and marketer of tape drives and automated cartridge libraries, disk arrays and network management and backup software that was acquired by Sun Microsystems, Inc. in August 2005. Prior to joining Storage Technology, Mr. Martin held various management positions with Xerox Corporation. Mr. Martin previously served as a director of Storage Technology Corporation. Mr. Martin earned a bachelor’s degree from Iona College, a master’s degree and Ph.D. from George Washington University and a P.M.D. from Harvard University.

Service as president and CEO of a public company

Strategy experience

Experience with technology companies

Experience with international markets

Experience with a large sales organization

Experience with a large service organization

Experience with Colorado-based companies

Caroline Matthews Age 51 Director since 2005

Ms. Matthews served as President of the WellPoint Foundation from September 2006 to October 2009. The WellPoint Foundation is a private, non-profit organization wholly funded by health insurance company, WellPoint, Inc., to administer its social responsibility programs and charitable contributions. Ms. Matthews joined WellPoint in 1988 and held various other management positions with WellPoint and its affiliates, including President of Blue Cross and Blue Shield of Georgia from 2004 to September 2006. Ms. Matthews previously served as a director of Perot Systems Corporation. Ms. Matthews received a bachelor’s degree from Sheffield University in Yorkshire, England and an M.B.A. from Indiana University.

Service as president of a private company

Financial and accounting experience, including service as CFO and in other senior-level finance positions at a private company and an accounting degree

Experience with Colorado-based companies

Wayne W. Murdy Age 66 Director since 2005

Mr. Murdy held various management positions with Newmont Mining Corporation, a worldwide gold producer, from 1992 until his retirement in 2007, including Chairman from 2002 to December 2007 and Chief Executive Officer from 2001 to June 2007. Before joining Newmont Mining, Mr. Murdy spent 15 years serving in senior financial positions in the oil and gas industry, including positions with Apache Corporation and Getty Oil Company. Mr. Murdy currently serves as a director of Weyerhaeuser Company, BHP Billiton Limited and BHP Billiton PLC. Mr. Murdy previously served as a director of Newmont Mining Corporation and TransMontaigne Inc. Mr. Murdy earned a bachelor’s degree from California State University at Long Beach.

Service as CEO of a public company

Financial and accounting experience, including service as CFO and in various senior-level financial positions at public companies and service as a CPA for an independent public accounting firm

Experience with Colorado-based companies

	Biographical Information	Specific Experiences, Qualifications and Skills Considered by our Board
Jan L. Murley Age 59 Director since 2007

Ms. Murley served as Interim President of Floral Group of 1-800-Flowers.com, Inc., a gift retailer, from October 2008 to May 2010. Previously, Ms. Murley served as a consultant to Kohlberg Kravis Roberts & Co., a private equity firm, from November 2006 to October 2008. From 2003 to July 2006, Ms. Murley was Chief Executive Officer and a director of TheBoyds Collection, Ltd., a designer and manufacturer of gifts and collectibles. Prior to joining The Boyds Collection, Ms. Murley held various positions at Hallmark Cards, Inc. and The Procter & Gamble Company. Ms. Murley currently serves as a director of The Clorox Company. Ms. Murley previously served as a director of 1-800 Flowers.com and Boyds Collection Ltd. Ms. Murley received her bachelor’s degree and an M.B.A., both from Northwestern University.

Service as president or CEO of public companies Service as a management consultant Marketing and finance experience

Michael J. Roberts Age 60 Director since 2009

Mr. Roberts is the founder and Chief Executive Officer of Westside Holdings LLC, a marketing and brand development company. From 2004 to August 2006, Mr. Roberts served as President and Chief Operating Officer of the McDonald’s Corporation, a foodservice retailer. Mr. Roberts began his career with McDonald’s, and in the nearly 30 years he was with the company he held key executive roles including President and Chief Executive Officer of McDonald’s USA. Mr. Roberts currently serves as a director of W.W. Grainger, Inc. and Standard Parking Corporation Mr. Roberts previously served as a director of McDonald’s Corporation. Mr. Roberts received his bachelor’s degree from Loyola University of Chicago.

Service as president and COO of a public company Marketing and branding experience Leadership and strategy experience gained through founding a company

James A. Unruh Age 70 Director since 2005

Mr. Unruh has served as Principal of Alerion Capital Group, a merchant banking organization focused on private equity, since 1998. Prior to joining Alerion Capital, Mr. Unruh held various positions with Unisys Corporation and its predecessors, including most recently Chairman, President and Chief Executive Officer. Mr. Unruh currently serves as a director of CSG Systems International, Inc., Prudential Financial, Inc. and Tenet Healthcare Corporation. He earned a bachelor’s degree from Jamestown College and an M.B.A. from the University of Denver.

Service as president and CEO of a public company

Management advisory experience

Financial and accounting experience, including service as CFO of public companies

Experience with technology companies, including service on the board of directors of a telecommunications company

Leadership and strategy experience gained through founding a company

	Biographical Information	Specific Experiences, Qualifications and Skills Considered by our Board
Anthony Welters Age 56 Director since 2006

Mr. Welters has served as Executive Vice President of UnitedHealth Group since January 2007 and as President of its Public and Senior Markets Group since September 2007. UnitedHealth Group provides health care services and resources. Mr. Welters previously served as President and Chief Executive Officer of AmeriChoice Corporation (a UnitedHealth Group company) from 1989 when he founded the company until December 2006. Mr. Welters currently serves as a director of West Pharmaceutical Services, Inc. and C.R. Bard, Inc. Mr. Welters received a bachelor’s degree from Manhattanville College and a J.D. from New York University School of Law.

Service as president and CEO of a private company Experience with healthcare and employee benefit issues Leadership and strategy experience gained through founding a company

EXECUTIVE OFFICERS AND MANAGEMENT

This section presents biographical and other information about each of our executive officers (other than Mr. Mueller, whose information appears above).

Biographical Information
Richard N. Baer Age 54 Executive Vice President, General Counsel and Chief Administrative Officer

Mr. Baer has served as our Executive Vice President and General Counsel since 2002 and our Chief Administrative Officer since August 2008. Mr. Baer, who joined Qwest in 2001, previously served as our Deputy General Counsel and as Special Legal Counsel to our Chairman and CEO. Prior to joining Qwest, Mr. Baer was chairman of the litigation department at the Denver law firm of Sherman & Howard. Mr. Baer received his bachelor’s degree from Columbia University and his juris doctor degree from Duke University.

Joseph J. Euteneuer Age 55 Executive Vice President and Chief Financial Officer

Mr. Euteneuer has served as our Executive Vice President and Chief Financial Officer since September 2008. Previously, Mr. Euteneuer served as Executive Vice President and Chief Financial Officer of XM Satellite Radio Holdings Inc., a satellite radio provider, from 2002 until September 2008 after it merged with SIRIUS Satellite Radio, Inc. Prior to joining XM, Mr. Euteneuer held various management positions at Comcast Corporation and its subsidiary, Broadnet Europe. Mr. Euteneuer holds a bachelor’s degree from Arizona State University and is a certified public accountant.

Teresa A. Taylor Age 47 Executive Vice President and Chief Operating Officer

Ms. Taylor has served as our Executive Vice President and Chief Operating Officer since August 2009. Ms. Taylor previously served as our Executive Vice President, Business Markets Group, from August 2008 until August 2009, our Executive Vice President and Chief Administrative Officer from 2004 until August 2008, our Executive Vice President, Wholesale Markets Group, from 2003 until 2004, and our Executive Vice President, Products and Pricing, from 2000 until 2003. Ms. Taylor also held a number of leadership positions with U S WEST, Inc. from 1988 until its merger with Qwest in 2000. Ms. Taylor received her bachelor’s degree from the University of Wisconsin — La Crosse.

C. Daniel Yost Age 62 Executive Vice President, Mass Markets Group

Mr. Yost has served as our Executive Vice President, Mass Markets Group, since August 2008. From 2004 until August 2008, Mr. Yost served as our Executive Vice President, Product and IT. Prior to joining Qwest, Mr. Yost served as President and Chief Operating Officer of Allegiance Telecom, Inc. and held management positions at several other telecommunications and technology companies, including AT&T Wireless, McCaw Cellular Communications, MetroCel Cellular, Inc. and NETCOM Online Communications. Mr. Yost received his bachelor’s degree in electrical engineering and his master’s degree in business administration, both from Southern Methodist University.

Biographical Information
Christopher K. Ancell Age 48 Executive Vice President, Business Markets Group

Mr. Ancell has served as our Executive Vice President, Business Markets Group, since August 2009. From 2004 to August 2009, Mr. Ancell served as the Vice President of Sales, Western Region, for our Business Markets Group. Mr. Ancell has held several other management positions with us, including Vice President of Sales Support for the Business Markets Group, Vice President of Hosting Sales and a Vice President in the product organization. Prior to joining Qwest, Mr. Ancell held management positions at Service Metrics, Inc. (an Exodus Communications Company) and PricewaterhouseCoopers. Mr. Ancell holds a bachelor’s degree in economics from the University of Denver.

R. William Johnston Age 56 Senior Vice President, Controller and Chief Accounting Officer

Mr. Johnston has served as a Senior Vice President since December 2007 and as our Controller since April 2007 and was designated our Chief Accounting Officer in August 2007.  Mr. Johnston served as a Vice President from 2003 until December 2007 and as our Assistant Controller from 2003 to April 2007.  Mr. Johnston has held various successively more senior finance, accounting and public policy positions with us and U S WEST, Inc. since 1988.  Mr. Johnston holds a bachelor’s degree in business administration from the University of Nebraska at Omaha.

AUDIT COMMITTEE FINANCIAL EXPERTS

Our Board has established an Audit Committee for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements, among other things.  The members of the Audit Committee are Messrs. Biggs, Brooksher and Murdy and Ms. Matthews.  The Board has determined that each member of the Audit Committee is qualified as an audit committee financial expert, has accounting and related financial management expertise and is financially literate. You should understand that these designations are disclosure requirements of the SEC and the New York Stock Exchange, or NYSE, relating to the members’ experience and understanding of accounting and auditing matters.  These designations do not affect the obligations and liability of Board or Audit Committee members generally.  As described in Item 13 below, the Board has also determined that each member of the Audit Committee is independent under the NYSE’s director independence standards applicable to audit committee members, including the heightened independence requirements under the SEC’s rules.

CODES OF CONDUCT

We have adopted written codes of conduct that serve as the code of ethics applicable to our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002, the rules of the SEC promulgated thereunder and NYSE rules. In the event that we make any changes to, or provide any waivers from, the provisions of our code of conduct applicable to our principal executive officer and senior financial officers, we intend to disclose these events on our website or in a report on Form 8-K within four business days of such event.

COMMUNICATIONS WITH DIRECTORS

Stockholders and other interested parties who wish to communicate with our Board, including our independent or non-employee directors as a group, our lead independent director or any other individual directors, may do so by writing to our Corporate Secretary at our principal executive office at 1801 California Street, Denver, Colorado 80202. Our Corporate Secretary will review all correspondence intended for the Board and will regularly forward to the Board a summary of this correspondence and copies of correspondence that, in the opinion of the Corporate Secretary, is of significant importance to the functions of the Board or otherwise requires the Board’s attention. Directors may at any time review a log of all correspondence received by the Corporate Secretary that is intended for the Board and request copies of any of this correspondence.

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

Our codes of conduct, as well as copies of our Governance Guidelines and the charters for the standing committees of our Board (including the Audit Committee, the Nominating and Governance Committee and the Compensation and Human Resources Committee, or Compensation Committee), are available in the “Corporate Governance” section of our website at investor.qwest.com/corporate-governance.  Copies of these documents are also available in print to any stockholder who requests them by sending a written request to our Corporate Secretary at Qwest Communications International Inc., 1801 California Street, Denver, Colorado 80202.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and certain persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Directors, executive officers and these greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of these reports furnished to us and in some cases written representations that no other reports were required, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners were complied with during and for the year ended December 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

When we refer to our “executives” in this section, we mean the 5 named executive officers listed in the Summary Compensation Table below.

Introduction

Under the leadership of our executives, in 2010 we improved revenue trends, expanded margins and generated significant free cash flow.  We also aggressively deployed fiber-based services to meet the needs of customers and made substantial progress toward the completion of the CenturyLink merger.  On the whole, we are committed to increasing stockholder value over the long-term, and our executives are critical to this goal.  As such, we designed our executive compensation program to attract, retain, motivate and appropriately reward a highly qualified executive team.

Compensation Discussion and Analysis

Highlights

We made several changes that affected executive compensation for 2010.  Among other things, we:

•             Froze executive salaries for a second year in a row (2010 and 2009);

•             Eliminated annual flexible benefit payments for our CEO and his direct reports, including several of our executives;

•             Discontinued future pension benefit accruals under our qualified and nonqualified pension plans for active management employees, including our executives;

•             Reduced the amount of life insurance benefits we pay for management employees, including our executives, from 1.5 times salary to 1 times salary; and

•             Accelerated the vesting and payment of certain severance benefits that otherwise would have vested or been paid in connection with the closing of the CenturyLink merger, as discussed immediately below.

Acceleration of Change-in-Control Benefits

On December 21, 2010, in order to preserve economic benefits to our stockholders of approximately $120 million that would otherwise have been lost in connection with the CenturyLink merger, we approved:

•            the immediate accelerated vesting of restricted stock and performance shares (subject to significant transfer restrictions described below) held by certain of our employees, including our executives;

•            the immediate acceleration of cash severance payments to 3 employees, including $4.95 million of cash severance benefits to Ms. Taylor; and

•            a payment of $1.1 million to Ms. Taylor to reimburse her for excise taxes to which she was subject solely as a result of the acceleration of her cash severance benefits and to provide a related tax gross-up (which gross-up is much smaller than the one we would have been required to provide to Ms. Taylor under her existing severance agreement if the actions described in this paragraph had not been taken).

The shares of our common stock that our employees received in connection with the acceleration, as well as the accelerated cash severance benefits, are subject to significant transfer restrictions.  In general, employees are not permitted to transfer, encumber or dispose of the accelerated shares until the closing of the CenturyLink merger or, if earlier, until the dates on which the shares would have otherwise vested in the absence of the acceleration.  In addition, employees who voluntarily terminate their employment with us prior to the closing of the CenturyLink merger will not be permitted to transfer, encumber or dispose of any of the accelerated shares until December 2019.  Finally, in the unlikely event that the CenturyLink merger fails to close, employees will not be permitted to transfer, encumber or dispose of any accelerated shares until the dates on which such shares would have otherwise vested in the absence of the acceleration (as if employment had continued through the applicable vesting date).  These restrictions may be waived before the CenturyLink merger by the Compensation Committee or an officer of Qwest designated by that committee, or after the CenturyLink merger by an officer of CenturyLink.  The accelerated cash severance payments to the three employees, including Ms. Taylor, will be placed in escrow and generally will remain in escrow until the earliest of: (i) the closing of our merger with CenturyLink, provided that the employee has not voluntarily terminated employment with us prior to the closing; (ii) the date on which the employee is entitled to receive any other severance benefits under his or her existing severance agreement; or (iii) December 2014.

But for the acceleration, these equity awards and cash severance benefits would have vested or been paid at or following the closing of the CenturyLink merger, generally assuming continued employment of the employees through the closing or other vesting date.  We believe that the accelerated vesting of these equity awards and the accelerated payment of cash severance benefits to three employees was in the best interests of our stockholders, as they (i) eliminate or reduce tax “gross-up” and severance payments to certain employees that would otherwise be required under the terms of existing severance agreements, and (ii) preserve tax deductions that would otherwise be lost, in each case on account of the impact of Sections 280G and 4999 of the Internal Revenue Code, as amended.  The tax gross-up and severance payments that we avoid and the after-tax, present value of the tax deductions that we preserve together amount to approximately $120 million.  As a result of the acceleration, we accrued a compensation expense of approximately $80 million in the fourth quarter of 2010 that we otherwise expected to accrue at or following the anticipated closing of the CenturyLink merger.  In addition, our cash balance at the end of 2010 was reduced by approximately $150 million as a result of tax withholdings and cash severance payments that occurred in 2010 instead of following the anticipated closing of the CenturyLink merger.

In approving the accelerated vesting of these equity awards and the accelerated payment of cash severance benefits, we considered, among other things, both the aggregate economic benefit that would accrue to our stockholders as a direct result of the acceleration and the risk that key employees, no longer subject to the conditions on which vesting of the equity awards or the payment of cash severance benefits were previously contingent, might leave the company before it is in our interests for them to do so.  We approved the acceleration after consultation with our internal and external legal and other advisors, taking into account that:

•                  aggregate economic benefits to our stockholders of approximately $120 million would otherwise be lost;

•                  in our judgment key employees needed until the closing of the CenturyLink merger are not likely to resign before that date, as the accelerated shares would then be subject to transfer restrictions for a period of 9 years and the accelerated cash severance payments would remain in escrow for a period of 4 years, and if they did resign before that date most would forfeit other severance benefits;

•                  the payment of cash severance benefits has been accelerated for only 3 employees, for whom this acceleration was necessary in order to eliminate or reduce gross-up payments and lost tax deductions; and

•                  employees who are expected to remain with CenturyLink after the closing have adequate incentive to do so.

We also considered that the CenturyLink merger is highly likely to close and that, in the absence of a closing, the accelerated shares will be subject to transfer restrictions until the dates on which such shares would have otherwise vested (as if employment had continued through the applicable vesting date) and the accelerated cash severance payments will remain in escrow until the earlier of the date on which those payments would have otherwise been paid or December 2014.

Also on December 21, 2010, Mr. Mueller agreed to forgo the entire $10.764 million cash severance payment to which he would have been entitled under his existing severance agreement in connection with the closing of the CenturyLink merger.

As a result of the accelerated vesting of equity awards and cash severance benefits and, in Mr. Mueller’s case, his agreement to forgo his cash severance benefits, Mr. Mueller and other affected employees will pay a lesser amount of excise tax under Sections 280G and 4999 of the Internal Revenue Code than they would have paid in the absence of the acceleration and as a result Mr. Mueller and most other affected employees will experience a net financial benefit as compared to if the accelerated vesting of equity awards and cash severance benefits (and agreement to forgo severance, in the case of Mr. Mueller) had not occurred.  However, the 7 employees who are entitled to tax gross-up payments under the terms of their severance agreements, including Messrs. Baer and Yost and Ms. Taylor, will receive no net benefit as a result of the acceleration, other than any dividends that may be paid prior to the closing of the CenturyLink merger on shares of our stock received for accelerated performance shares.  With respect to these 7 employees, we have agreed: to indemnify these employees for any adverse tax consequences that may result from the acceleration; to maintain a $1 million letter of credit for the benefit of each of these employees to cover any fees to enforce their indemnification or gross-up rights or any related legal or tax advisor fees; and to pay for outside legal advice that certain of these employees obtained in connection with the acceleration.

Compensation Objectives

The primary objective of our executive compensation program is to attract, retain, motivate and appropriately reward the talented individuals we need to continue to be a leading provider of data, Internet, video and voice services and to achieve our ultimate goal of increasing shareholder value over the long-term.

To this end, we developed the following key principles that influenced and guided our executive compensation practices for 2010.  Together, these compensation principles were designed to appropriately reward our executives, while also encouraging them to act in the best interests of Qwest.

Principle	Key Points and Compensation Elements Involved
Compensation should be sufficiently competitive to attract and retain talented executives	• Total compensation is targeted at or above the median of our peers, depending on experience, complexity and difficulty of position and performance
Compensation should reflect position and responsibility

•                 Total compensation increases with position and responsibility

•                  A greater percentage of total compensation is at risk as position and responsibility increase

•                  “at risk” compensation includes annual bonuses and a portion of long-term incentive awards

•                  executives with greater roles in, and responsibility for, achieving Qwest’s performance goals bear a greater proportion of the risk that those goals are not achieved and receive a greater proportion of the reward if goals are met or surpassed

Compensation should relate to and reward corporate and individual performance

•                  In setting salaries, we believe in paying for performance, meaning that higher performing executives receive higher salaries compared to peer executives

•                 Annual bonuses are linked to individual performance and various components of Qwest’s performance

•                 Long-term incentive awards are by their nature tied to our longer-term financial performance, and performance shares are more specifically tied to our total shareholder return as compared to peers

Compensation should be balanced between cash and equity

•                  A portion of total compensation is paid in the form of equity because equity ownership encourages executives to behave like owners and provides a clear link between the interests of executives and those of stockholders

•                  The ratio of equity awards to salary increases as position and level of responsibility increase because higher-level executives generally have greater influence over our long-term stock performance

Compensation should provide a mix of current, annual and long-term compensation

•                  This mix supports a balance among the current, mid-range and long-range goals of Qwest and our executives

•                  current compensation (salary and perquisites) is designed to provide an immediate financial incentive

•                  annual incentive compensation (annual bonuses) is designed to provide an incentive for current year performance while also encouraging behavior that is consistent with our long-range goals

•                  long-term compensation (long-term incentive awards and retirement benefits) is designed to focus executives on our longer-term goals and achievements

•                  Participation in annual and long-term compensation increases at the higher levels of responsibility where executives have the greatest influence on our lasting success and profitability

Long-term incentive awards should be balanced between performance shares and restricted stock

•                  This mix provides additional balance and diversity to compensation packages

•                 performance shares are entirely at risk, while restricted stock has some inherent value

•                  performance shares are valued based on our total shareholder return relative to a group of our peers, while restricted stock is valued based on our absolute stock performance

Compensation should include elements that are tailored to help maintain productivity in an actual or potential change in control

•                  Change-in-control benefits are intended to preserve executive productivity and encourage retention in an actual or potential change in control

•                  The importance of these benefits increases with position and level of responsibility

Use of Market and Proxy Data and Benchmarking

We strive to set executive compensation at competitive levels.  This involves, among other things, establishing compensation levels that are generally consistent with levels at other companies with which we compete for talent.  We refer to these other companies as our peers.

To do this, the Compensation Committee relies on market and proxy data collected and analyzed by its compensation consultant, Mercer (US), or Mercer, and our human resources department.  In general, market data comes from published compensation surveys prepared by Mercer and others.  These surveys often contain information about a broad range of companies; however, when available, Mercer uses information from these surveys that relates to other companies in the telecommunications industry.  Proxy data comes from the publicly available proxy statements of our peers.

The Compensation Committee also benchmarks our executive compensation against our peers.  In particular, we benchmark total annual cash compensation (consisting of salary and bonus) and long-term incentive awards.  Executives are generally benchmarked against individuals who work in similarly situated positions at our peers.  You can find more information about our benchmarking practices for each of these elements of compensation below under the heading “Elements of Compensation.”

With assistance from Mercer, our human resources department determines the makeup of our peer group and reevaluates the group annually.  For setting 2010 compensation, our peer group consisted of the 16 companies named below.

AT&T Inc.	Embarq Corporation
BCE Inc.	Frontier Communications Corporation
Cablevision Systems Corporation	Motorola, Inc.
CenturyLink, Inc.	Qualcomm Incorporated
Cisco Systems, Inc.	Sprint Nextel Corporation
Comcast Corporation	TELUS Corporation
DirecTV Group, Inc.	Time Warner Cable Inc.
Dish Network Corporation	Verizon Communications Inc.

This is the same peer group as we used for setting 2009 compensation.

Elements of Compensation

Our executive compensation program for 2010 had four key elements:

•                  total annual cash compensation, consisting of salary and bonus;

•                  long-term incentive awards, consisting of restricted stock and performance shares;

•                  post-employment compensation; and

•                  perquisites and other benefits.

Total Annual Cash Compensation

Total annual cash compensation consists of market-competitive salaries and performance-based bonuses.  Consistent with the compensation principles discussed above, for 2010 we generally used executive salaries that were near or slightly below the median as compared to our peers, but that when combined with above-median bonus target percentages resulted in total targeted annual cash compensation between the 50th and 75th percentiles relative to our peers.  This means that in general a larger portion of total annual cash compensation was tied to performance and at risk as compared to our peers, thus supporting our pay-for-performance goals.  Within these targets, a particular executive’s salary and total annual cash compensation generally varied depending on experience, complexity and difficulty of position and performance.

Salary

The Compensation Committee reviews executive salaries annually and at the time of a promotion or other change in responsibilities.  The benchmarking goals discussed above are generally the primary drivers for executive salaries.  However, due to the continued economic downturn, for 2010 we decided not to award merit increases to most management employees, including executives.  We still conducted an annual review of executive salaries for 2010 and determined that in general executive salaries continued to meet our benchmarking goals discussed above.  For these reasons, we did not recommend to the Compensation Committee any merit increases or market adjustments to the salaries of our executives, including Mr. Mueller who received the same $1,200,000 salary that he has received since joining Qwest in August 2007.  Under Mr. Mueller’s employment agreement, we cannot decrease Mr. Mueller’s salary without his consent.

Bonus

Consistent with our compensation objectives discussed above, our executives participate in our annual cash bonus plans.  The SEC refers to bonuses under plans like ours as non-equity incentive plan compensation, and we use that term in some of the compensation tables below.

Executive bonuses under the 2010 plan were calculated as follows:

	2010 Salary	X	Bonus Target Percentage	X	Corporate Performance Percentage (on a Scale of 0-150%)	X	Individual Performance Percentage (on a Scale of 0-150%)	=	Bonus
Edward A. Mueller	$1,200,000		200%		112%		148.8%		$4,000,000
Richard N. Baer	$690,000		150%		112%		150%		$1,738,800
Joseph J. Euteneuer	$660,000		150%		112%		100%		$1,108,800
Teresa A. Taylor	$660,000		150%		112%		140%		$1,552,320
C. Daniel Yost	$500,000		100%		116%		125%		$725,000

Bonus Target Percentages.  The Compensation Committee reviews bonus targets annually and at the time of a promotion or other change in responsibilities.  As noted above, in support of our compensation objectives, for 2010 the Compensation Committee generally used above-median bonus target percentages that, when combined with near- or below-median salaries, result in total target annual cash compensation between the 50th and 75th percentiles relative to our peers.  In addition and also consistent with our compensation objectives, the Compensation Committee used executive bonus target percentages that increased with position and responsibility.  This means that, for higher-level executives, a larger portion of total annual cash compensation and total compensation was at risk and tied to performance.  Under his employment agreement, Mr. Mueller is entitled to a bonus target percentage of not less than 200%.

Corporate Performance Percentages.  Corporate performance percentages were determined by comparing management’s assessment of actual corporate performance in 2010 to pre-established performance measures and targets.

In early 2010, the Compensation Committee approved the basic structure of the 2010 plan, including the measures to be used under the plan and the weightings of the measures, as well as the specific performance targets to be used under the plan.  The measures included, among other things, revenue, EBITDA, free cash flow, segment revenue, segment income, capital expenditures, network expense and imperatives, both for Qwest overall and in some cases for an individual business unit.  Under the plan, these measures and their weightings varied for each executive depending on the department in which the executive worked.  The measures and weightings used to calculate executives’ bonuses were generally the same as those used under our 2009 bonus plan.

In selecting the performance targets, the Compensation Committee received input and recommendations from management, including some of our executives.  For measures other than imperatives, the Compensation Committee approved a range of targets that corresponded to a payout range of 0% to 150%.  These targets were stated in quantitative terms and were derived from our 2010 financial budgets as originally presented to our Board in November 2009.  In general, the Compensation Committee believed that the targets for our overall performance measures should be set so that performance at the Board’s financial budget amounts would result in a bonus payout percentage of 100%.  For the imperatives measure, the targets were operational in nature and generally required subjective evaluations of performance and the weightings of the various targets.  While performance under some of the imperatives targets could be measured in quantitative terms, others required a qualitative evaluation of performance.

As a result of consultation with certain of our stockholders, in 2003 our Board and the Compensation Committee adopted a policy that requires us to exclude as a factor in determining bonus payouts any impact on net income from “net pension cost” resulting from projected returns or debits on employee pension assets.  Net pension cost is defined in our Governance Guidelines and means generally the gain or loss associated with changes in estimated pension costs.

We include below the targets for 2010 relating to our overall performance and the performance of our Mass Markets Group.  Overall, in determining targets for each of the measures under our annual cash bonus plans, we believe payout at the 80% level should be achievable, payout at the 100% level should be challenging and payout at the 150% level should be difficult.  We paid bonuses under these plans in 9 of the past 10 years, and the corporate performance percentage in those 9 years ranged from 77% to 125%.

In February 2011, the Compensation Committee reviewed management’s assessment of our performance in 2010 as compared to the pre-established targets.  As described above, assessing performance under the imperatives measure was subjective, and significant consideration was given to management’s recommendations.  For the other measures, the Compensation Committee also considered management’s recommendations.  In certain cases, we adjusted the pre-established business unit targets to account for operational shifts among our business units during the year.  We also adjusted the financial performance results for unusual or non-recurring items that were not contemplated by the targets.  Based on this review, the Compensation Committee determined that the targets had been achieved at sufficient levels to merit payout and consequently approved the payment of bonuses under the plan.

Below is additional information about how the corporate performance percentages were calculated for the various groups in which our executives worked during 2010.  Dollar amounts in the tables below are shown in millions.

•             Overall Qwest performance of 120% accounted for 60% of each executive’s corporate performance percentage and was calculated by using the weighted average of the following measures:

Overall Revenue (20%)

Payout Range	Target, as Adjusted	Result	Payout %
150%	$12,128
125%	$12,065
100%	$12,002
90%	$11,765	$11,730	89%
80%	$11,528
0%	< # above

Overall EBITDA* (30%)

Payout Range	Target, as Adjusted	Result, as Adjusted	Payout %
150%	$4,425
125%	$4,383
100%	$4,340	$4,356	109%
90%	$4,240
80%	$4,140
0%	< # above

Overall Free Cash Flow* (30%)

Payout Range	Target, as Adjusted	Result, as Adjusted	Payout %
150%	$1,664	$1,924	150%
125%	$1,614
100%	$1,564
90%	$1,514
80%	$1,464
0%	< # above

Overall Imperatives (20%)

Payout Range	Target	Payout %
150%	Excellent
125%		120%
100%	Good
90%
80%	OK
0%	Poor

* Overall EBITDA is calculated as operating revenue less cost of sales (exclusive of depreciation and amortization), selling expenses and general, administrative and other expenses.  Overall free cash flow is calculated as cash provided by operating activities less expenditures for property, plant and equipment and capitalized software.  As described above, in many cases we adjust the targets and performance results under these and other measures for internal structure changes and for unusual and non-recurring items that were not contemplated by the targets.

•             Performance of our various business units accounted for 40% of each executive’s corporate performance percentage and was calculated generally as follows:

•             Corporate Administrative Support Groups (Messrs. Mueller, Baer and Euteneuer, and Ms. Taylor)  — Combined business unit performance of 100% was calculated by averaging the performance of our Business Markets Group (96%), Mass Markets Group (111%, calculated as shown below), Wholesale Markets Group (76%) and Network Group (118%).

•             Mass Markets Group (Mr. Yost) —  Business unit performance of 111% was calculated by using the weighted average of the following measures:

Mass Markets Group

Revenue (40%)

Payout Range	Target, as Adjusted	Result	Payout %
150%	$4,789
125%	$4,763
100%	$4,737
90%	$4,641	$4,659	92%
80%	$4,545
0%	< # above

Mass Markets Group

Segment Income (40%)

Payout Range	Target, as Adjusted	Result	Payout %
150%	$2,479	$2,473	142%
125%	$2,461
100%	$2,444
90%	$2,402
80%	$2,361
0%	< # above

Mass Markets Group

Imperatives (20%)

Payout Range	Target	Payout %
150%	Excellent
125%
100%	Good
90%
80%	OK	85%
0%	Poor

Individual Performance Percentages.  In February 2011, the Compensation Committee reviewed and approved individual performance percentages for our executives on a scale of 0% to 150%.  The Compensation Committee set these percentages based on its subjective evaluation of the executive’s individual performance.  For executives other than Mr. Mueller, the Compensation Committee also considered a performance review and recommendation from Mr. Mueller.  In setting Mr. Mueller’s individual performance percentage, the Compensation Committee considered that Mr. Mueller had led the merger negotiations with CenturyLink and that he had kept Qwest employees focused on operational success in light of the pendency of the merger and the unstable economy.  In addition, under Mr. Mueller’s leadership, the merger and integration processes were proceeding ahead of schedule.  The Compensation Committee also considered Mr. Mueller’s leadership and participation in reaching or making progress toward several key financial and operational goals.  These accomplishments included, among other things: delivering the fourth best total return for investors among the S&P 500 and a $6 billion increase in our market capitalization; exceeding or meeting certain budgeted financial targets; achieving revenue guidance; executing our $3.5 billion debt reduction plan; preserving approximately $120 million in economic benefits to our stockholders that would otherwise have been lost in connection with the CenturyLink merger; growing fiber-to-the-node, wireless and video subscribers; and deploying new fiber-to-the-cell sites.  In setting the individual performance percentages for each of our other executives, the Compensation Committee considered the contributions that the executive made to the accomplishments described in the previous sentence.

Long-Term Incentive Awards

Consistent with our compensation objectives discussed above, we and our stockholders have adopted an Equity Incentive Plan under which we granted restricted stock and performance shares to our executives in 2010.

Since 2007, the Compensation Committee has gradually shifted the makeup of executives’ annual long-term incentive awards towards performance shares and away from stock options:

As shown above, we no longer include stock options as a component of executive long-term incentive awards, and for 2010 we granted executives about 55% of the value of their annual awards in the form of performance shares and 45% in the form of restricted stock.  We believe this balance reinforces our commitment to paying for performance, thus supporting our overall compensation objectives.  At the time of grant, over half of executives’ 2010 long-term incentive awards were entirely at risk until 2013 and were tied not just to our absolute stock performance but to our total shareholder return as compared to a group of our peers.

Size of Awards

In determining the total amount of each executive’s long-term incentive award for 2010, the Compensation Committee used a multiple of salary benchmarked against our peers.  In general, these multiples of salary increased with position and responsibility and generally resulted in total award amounts between the median and 75th percentile as compared to our peers.  Our human resources department recommended the multiples of salary based on historical and peer data, as summarized below:

		Market and Proxy Data Provided by Mercer
	2010 Award	25th
	Multiple	Percentile	Median	75th Percentile
Mr. Mueller	7.0	3.5	5.2	8.3
All other executives	4.0	1.0 – 2.8	2.1 – 4.1	4.3 – 7.4

Original Vesting and Payout Terms of Awards

As discussed above under the heading “Acceleration of Change-in-Control Benefits,” in December 2010 we accelerated the vesting and payout of virtually all outstanding restricted stock and performance shares held by executives, including all of the restricted stock and performance shares we granted to executives in 2010.

Under their original award agreements, the restricted stock granted in 2010 otherwise would have vested ratably over 3 years and the performance shares granted in 2010 would have vested at the end of a 3-year performance period with payout, if any, tied to our total shareholder return as compared to a group of our peers.  At the time of grant, the Compensation Committee believed that this combination would sufficiently focus executives on our longer-term success, while also providing some more immediate, less at risk, reward.  As discussed above, the Compensation Committee also believed this combination meant that a significant portion of an executive’s long-term incentive compensation was entirely at risk for a meaningful amount of time.  You can find more specific information about the vesting, payout and other terms of these awards below under the heading “Grants of Plan-Based Awards in 2010.”

Our peer group for purposes of determining payout under the performance shares granted in 2010 consisted of the following companies:

AT&T Inc. BCE Inc. CenturyLink, Inc. Cincinnati Bell Inc. Frontier Communications Corporation	Sprint Nextel Corporation TELUS Corporation Verizon Communications, Inc. Windstream Corporation

This peer group is different from the peer group we used for setting 2010 executive compensation, which is described above under the heading “Use of Market and Proxy Data and Benchmarking.”  For executive compensation purposes, we chose a peer group that includes companies that we believe we compete with for executive talent.  On the other hand, in choosing the peer group for purposes of determining payout under performance shares, we focused on companies with which we compete for a share of the telecommunications equity market.  In general, the companies in this peer group are commonly grouped together in telecommunications indices tracked by equity rating companies, such as Standard and Poor’s.

Under their original award agreements, all restricted stock and performance shares granted to executives in 2010 provided for double-trigger vesting upon a change in control.  You can find more information about change-in-control benefits below under the heading “Post-Employment Compensation — Severance and Change-in-Control Benefits.”

Stockholder Rights

Under our Equity Incentive Plan, holders of restricted stock have all voting, dividend, liquidation and other rights available to stockholders generally.  We believe it is appropriate to provide these rights to holders of unvested restricted stock because it more closely aligns the holders’ interests with the interests of our stockholders generally.

Post-Employment Compensation

Retirement and Pension Benefits

Executives are entitled to various retirement benefits that are consistent with benefits provided by other companies, including our peers.  We believe these benefits allow us to remain competitive in attracting and retaining qualified executives.  For 2010, these benefits included:

•                  401(k) plan, including matching contributions by us for up to the lesser of 3% of eligible compensation or $7,350; and

•                  Nonqualified deferred compensation plan, including matching contributions by us for up to 3% of eligible compensation offset by the amount of any matching contributions made to our 401(k) plan.

Before 2010, executives were also entitled to pension benefits under our qualified and nonqualified pension plans.  We no longer provide management employees, including our executives, with future pension benefit accruals based on additional service and compensation under our qualified and nonqualified pension plans.  These management employees are eligible to receive their vested accrued benefits earned as of December 31, 2009, when they terminate employment for any reason.  We made this change for a variety of reasons, including to reduce costs in light of our increased pension obligations, the economic downturn and growing competitive pressures.  In addition, we observed that some of our peers have ceased providing pension benefits for management employees or do not offer pension benefits at all.

Messrs. Baer and Yost and Ms. Taylor are also entitled to access-only health care benefits after a qualifying termination.  To be eligible, an executive must have a minimum of 5 years of service and his or her age plus years of service must be 60 or more.  These benefits begin only after the executive has received full COBRA coverage, and the executive must pay the full cost of all premiums (including any premiums for eligible dependents).  We provide these access-only benefits because we believe it is important to give our longer-serving executives an additional option when choosing post-employment health care benefits.

Severance and Change-in-Control Benefits

Severance and change-in-control benefits are intended to help attract and retain executive talent and to preserve executive productivity and encourage retention in an actual or potential change in control of the company.  We believe the importance of these benefits increases with position and level of responsibility.  As such, we provide severance and change-in-control benefits to all employees at the vice president level or above, including our executives.  We believe these benefits are important to achieving our productivity and retention goals described above.  In addition, we believe severance and change-in-control benefits are especially important when we recruit a top-level executive from outside of Qwest, as was the case with Mr. Mueller, who joined Qwest in 2007, and Mr. Euteneuer, who joined Qwest in 2008.

In 2008, our Board changed its practice with respect to the accelerated vesting of executives’ long-term incentive awards upon a change in control.  Under their original award agreements, awards granted on or before October 15, 2008, typically provide for single-trigger vesting, meaning that any unvested awards vest in full upon a change in control of Qwest.  Single-trigger vesting is provided for under our Equity Incentive Plan, which has been approved by our stockholders.  We continue to believe that single-trigger vesting can encourage retention and continuity of management during a change in control, especially for executives who receive a significant portion of their compensation in the form of long-term incentive awards.  However, we also recognize that double-trigger vesting can encourage retention after a change in control and can avoid an actual or perceived windfall to executives who have the option to remain with the company after the change in control.  As such, under their original award agreements, awards granted after October 15, 2008, provide for double-trigger vesting, meaning that any unvested awards vest only if the executive is involuntarily terminated or leaves for good reason within 2 years following a change in control.  The market-based vesting condition awards granted to Mr. Mueller in 2007 have different change-in-control vesting provisions, which are described below under the heading “Outstanding Equity Awards at the End of 2010,” and the options granted to Mr. Mueller in March 2008 have double-trigger vesting.

As described in detail above under the heading “Acceleration of Change-in-Control Benefits,” in December 2010 we accelerated the vesting of virtually all restricted stock and performance shares held by our executives and accelerated the payment of all cash severance benefits to which Ms. Taylor would have otherwise been entitled in connection with an involuntary termination of her employment without cause or for good reason within 2 years after a change in control.  We made these changes to preserve economic benefits to our stockholders of approximately $120 million that would otherwise have been lost in connection with the CenturyLink merger.  The shares of our common stock and cash severance benefits received as a result of the acceleration are subject to significant transfer restrictions.

Since December 2003, we have had a policy that requires us to seek stockholder approval of certain executive severance arrangements.  Our current policy was approved by our Board in October 2008 and by stockholders in May 2009.  The policy states that we will not enter into a future severance agreement with an executive that provides for severance benefits in an amount that exceeds 2.99 times the executive’s annual base salary plus target bonus, unless the agreement is approved or ratified by stockholders.  Severance benefits generally include cash payments directly related to termination of employment, tax gross-ups on severance benefits, payments for post-termination consulting services or office expenses, and the value of accelerated vesting of equity-based awards in circumstances other than death, disability or double-trigger vesting.  Under the terms of the current policy, our Board has the authority to amend, waive or cancel the policy at any time if it determines in its sole discretion that such an action would be in our best interests.  We have not been required to take any action under these policies. We do not believe that our current policy applied to the accelerated vesting of restricted stock and performance shares and the accelerated payment of severance benefit that we approved in December 2010 as these events occurred before any change of control of the company and before any termination of employment of affected employees.  Nonetheless, as permitted by the policy, our Board approved a waiver of the policy to the extent, if any, that the acceleration is inconsistent with the policy.

You can find information about the amounts and types of severance and change-in-control benefits to which our executives are entitled below under the heading “Other Potential Post-Employment and Change-in-Control Payments.”

Perquisites and Other Benefits

For 2010, we provided to certain employees, including Mr. Yost, a flexible benefit payment, which was a cash payment made in lieu of the various perquisites commonly paid to executives at other companies.  Beginning for 2010, our CEO and his direct reports (including Messrs. Baer and Euteneuer and Ms. Taylor) no longer receive annual flexible benefit payments.  The Compensation Committee made this change after Mr. Mueller expressed his desire to forgo this payment and support from his direct reports to forgo their payments as well. Although these payments are intended to replace the piecemeal payment of most perquisites, we do not require employees to use the money for any particular purpose and we do not ask employees to report to us the purposes for which the money is used.  Consistent with our compensation objectives discussed above, the amount of this payment increases with position and responsibility.  We believe that providing employees with flexible benefits payments instead of paying individual perquisites on a piecemeal basis provides more certainty for us and the employees and is easier to administer.  Mr. Yost also received a reimbursement for taxes to which he was subject as a result of this payment.  We often refer to these types of tax reimbursements as tax gross-ups.  We believe this tax gross-up helps us retain and reward our superior executive talent.

Some of our executives are entitled to personal use of our corporate aircraft.  Our policy is to limit the use of corporate aircraft for personal purposes.  Mr. Mueller’s employment agreement requires him to use our corporate aircraft for all business and personal travel and allows his family members to travel with him.  All use must be reasonable and is subject to review by the Compensation Committee.  We believe this benefit provides enhanced security for our senior most executive and his family.  In addition, guests of Mr. Mueller (other than his family members) may travel with him on our corporate aircraft; however, Mr. Mueller must reimburse us for related costs under an aircraft time sharing agreement.  Under our corporate policies, our CEO must approve personal travel on our corporate aircraft by any other executives or employees.

In 2010, we paid for the maintenance of a home security system for Mr. Mueller in accordance with the terms of his employment agreement.  As noted above, we believe it is important for our senior most executive to have enhanced personal security.

When we hired Mr. Euteneuer in September 2008, he became entitled to benefits under our standard relocation policy for executives.  At that time, the Compensation Committee agreed to extend the maximum period for these benefits from 60 days to one year.  This increased benefit was negotiated between Mr. Euteneuer and the Compensation Committee when he was hired.  These benefits included, among other things, reimbursement for expenses relating to the moving of household items and a tax gross-up for related taxes.  In addition, under this policy we agreed to purchase Mr. Euteneuer’s home from him at his request.  In August 2009, the Compensation Committee agreed to extend the maximum period for Mr. Euteneuer to request a home buyout and a reimbursement for household moving expenses for one additional year (until September 2010) in light of the poor real estate market.  In September 2010, Mr. Euteneuer exercised the right to make these requests and thereafter we purchased his home at its then-prevailing value and paid for his moving expenses.

As described above under the heading “Acceleration of Change-in-Control Benefits,” in connection with the accelerated vesting and payment of certain equity and cash severance benefits in December 2010, we agreed: to indemnify Messrs. Baer and Yost and Ms. Taylor for any adverse tax consequences that may result from the acceleration; to pay for outside legal advice that Mr. Yost and Ms. Taylor obtained in connection with the acceleration; and to maintain a $1 million letter of credit for the benefit of each of these executives to cover any fees to enforce their indemnification or gross-up rights or any related legal or tax advisor fees.  We entered into these letters of credit in January 2011. The Compensation Committee agreed to provide these additional benefits to these executives to encourage them to agree to the acceleration and related transfer and escrow restrictions.  As described above, the acceleration preserved significant economic benefits to our stockholders, but did not result in any net benefit to these executives (other than any dividends that may be paid prior to the closing of the CenturyLink merger on shares of our stock received for accelerated performance shares).

Executives other than Mr. Mueller are entitled to reimbursement for the cost of an annual health physical.  It is important to our business that our senior most executives remain in good health.  In addition, executives are entitled to various benefits that are available to employees generally, including:

•                  partially subsidized medical, dental and vision insurance;

•                  basic life insurance and disability coverage;

•                  an allowance for certain costs relating to short-term disability insurance;

•                  the option to participate in our ESPP, which is a stockholder-approved, tax-qualified plan that allows participants to purchase shares of our common stock at a discount;

•                  paid holidays and other time off with pay; and

•                  relocation and moving expenses under certain circumstances.

The Compensation Committee believes the perquisites and other benefits provided to executives are generally competitive with the benefit packages offered by our peers.  From time to time, we obtain and review market data to confirm that these benefit programs remain competitive.

Clawback Policy

Our Board has adopted a policy whereby, in the event of a substantial restatement of previously issued financial statements, our Board will review all performance-based compensation awarded to executives that is attributable to performance during the time periods restated.  Our Board will determine whether the restated results would have resulted in the same performance-based compensation for the executives.  If not, the Board will consider:

•                  whether the restatement was the result of executive misconduct;

•                  the amount of additional executive compensation paid as a result of the previously issued financial statements;

•                  our best interests in the circumstances; and

•                  any other legal or other facts or circumstances our Board deems appropriate for consideration in the exercise of its fiduciary obligations to us and our shareholders.

If our Board then deems that an executive was improperly compensated as the result of the restatement and that it is in our best interests to recover the performance-based compensation paid to that executive, our Board will pursue all reasonable legal remedies to recover that performance-based compensation.  We have not been required to take any action under this policy since its adoption in January 2005.

Equity Award Practices

The Compensation Committee observes a practice of granting equity awards only on a grant date that occurs in the first quarter of each year following the release of the prior year’s earnings results or in connection with certain management events, such as the hiring or promotion of an executive, a need to retain an executive, or the achievement by an executive of extraordinary personal performance objectives.  In addition, the Compensation Committee has adopted a policy that, except as the Compensation Committee otherwise determines at the time of grant, the grant date for each annual equity award to employees (including executives) will be March 5th or the first trading day thereafter if March 5th is not a trading day on the NYSE.

Each equity award granted since the beginning of 2010 to our executives has or had a grant date that was on or after the date on which the Compensation Committee approved the awards.  The Compensation Committee may or may not possess material nonpublic information when it approves awards.  However, the Compensation Committee consistently acts only at a particular time of the year or in connection with certain management events and does not try to achieve more advantageous grant dates in connection with the timing of the release of material nonpublic information.

You can find more information about the grant and approval dates for all equity awards granted in 2010 to our executives below under the heading “Grants of Plan-Based Awards in 2010.”

Policies Relating to Equity Ownership

While we do not have a formal policy relating to executives’ stock retention, executives are encouraged to own Qwest stock, whether obtained through equity awards or otherwise.

Our executives are subject to various trading restrictions and requirements under our insider trading policy.  Among other things, executives may not:

•             pledge Qwest stock or use Qwest stock as collateral for a loan (in a margin account or otherwise);

•             engage in short sales of Qwest stock;

•             sell or buy options on Qwest stock; or

•             sell or buy Qwest stock through puts, calls or similar instruments.

Tax Deductibility of Compensation

The Compensation Committee has carefully considered Section 162(m) of the Internal Revenue Code and believes our compensation practices strongly tie executive compensation to performance. The Compensation Committee believes it is in the best interests of us and our stockholders to comply with the tax law while still preserving the flexibility to reward executives consistent with our compensation philosophy as discussed above. The Compensation Committee is obligated to our stockholders to recognize and reward performance that increases the value of Qwest. On occasion, it may not be possible to satisfy all of the conditions of Section 162(m) for deductibility and still meet our compensation needs.  Accordingly, the Compensation Committee will exercise discretion in those instances where tax law considerations would compromise the interests of stockholders.

Summary Compensation Table

The table below summarizes the compensation of our CEO, CFO and 3 most highly compensated other executive officers for the years shown.  We refer to these 5 people as our named executive officers.  Below the notes to the table, you will find more information about the 2010 amounts reported in the table.

Name/Position	Year	Salary(1)	Bonus	Stock Awards(2)(3)	Option Awards(2)(3)	Non-Equity Incentive Plan Compensation	Change in Pension Value	All Other Compensation	Total(3)
Edward A. Mueller	2010	$1,200,000	—	$7,637,838	—	$4,000,000	$10,457	$608,561	$13,456,856
Chairman and Chief Executive Officer(4)	2009	$1,246,154	—	$7,630,653	—	$2,455,200	$138,445	$638,109	$12,108,561
	2008	$1,200,000	—	$4,202,943	$2,675,781	$2,250,000	$88,038	$990,502	$11,407,264
Richard N. Baer	2010	$690,000	—	$2,513,540	—	$1,738,800	$22,925	$14,017	$4,979,282
Executive Vice President, General Counsel and Chief Administrative Officer	2009	$716,538	—	$2,507,610	—	$1,058,805	$81,740	$134,973	$4,499,666
	2008	$654,885	—	$1,266,203	$808,237	$911,324	$100,157	$149,208	$3,890,014

Joseph J. Euteneuer	2010	$660,000	—	$2,403,110	—	$1,108,800	$1,820	$553,040	$4,726,770
Executive Vice President and Chief Financial Officer	2009	$685,385	—	$2,396,127	—	$1,012,770	$42,334	$173,232	$4,309,848
	2008	$192,923	$300,246	$2,518,769	$638,253	—	—	$174,256	$3,824,447
Teresa A. Taylor	2010	$660,000	—	$2,403,110	—	$1,552,320	$26,497	$6,070,135	$10,712,062
Executive Vice President and Chief Operating Officer	2009	$573,385	—	$4,208,649	—	$694,430	$47,986	$94,519	$5,618,969
C. Daniel Yost	2010	$500,000	—	$1,818,274	—	$725,000	$7,722	$78,170	$3,129,166
Executive Vice President, Mass Markets Group	2009	$519,231	—	$1,817,246	—	$400,000	$40,635	$102,342	$2,879,454
	2008	$462,331	—	$883,150	$562,327	$419,328	$38,517	$122,205	$2,487,858

(1)          Under our standard payroll practices, we pay each of our executives an amount equal to 1/26th of his or her annual salary every two weeks.  This practice resulted in 27 pay dates in 2009, as compared to 26 pay dates in most years.  As such, the amount each executive received in 2009 as salary is slightly higher than his or her annual salary.

(2)          Amounts represent the aggregate grant date fair value of all awards granted in the year shown.  We calculated these amounts in accordance with financial statement reporting rules, using the same assumptions as we used for financial statement reporting purposes.  For the 2010 awards, you can find information about these assumptions below under the heading “Stock Awards.”  You can also find general information about these assumptions in Note 15 to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

For performance shares, the grant date fair value reported in the “Stock Awards” column is based on the probable outcome of the underlying performance conditions, measured as of the grant date.  The table below shows for each performance share award this grant date fair value based on probable outcome, as well as the grant date fair value assuming achievement of the highest level of performance conditions.

	Grant Date Fair Value of Performance Shares Awarded on March 5, 2010
	Based on Probable Performance Level	Based on Maximum Performance Level
Edward A. Mueller	$3,858,578	$9,236,120
Richard N. Baer	$1,269,320	$3,038,320
Joseph J. Euteneuer	$1,214,810	$2,907,840
Teresa A. Taylor	$1,214.810	$2,907,840
C. Daniel Yost	$918,894	$2,199,520

(3)          In December 2009, the SEC changed its rules for how we calculate the amounts reported in the Stock Awards and Option Awards columns and adopted rules requiring us to recalculate the amounts we previously reported for 2008.   As a result, the amounts reported in the Stock Awards, Option Awards and Total columns for 2008 differ from the amounts we originally reported in our 2009 proxy statement.

(4)          Mr. Mueller does not receive any separate compensation for his services as a director.

Stock Awards

Each of our executives received stock awards (consisting of performance shares and restricted stock) on March 5, 2010.  For performance shares, we determined each award’s grant date fair value based on Monte-Carlo simulations involving our common stock and our peers’ common stocks using the following assumptions:

Risk-Free Interest Rate	1.4%
Expected Stock Price Volatility (Qwest)	56.7%
Expected Dividend Yield (Qwest)	6.9%
Expected Stock Price Volatility (Peers)	38.2%
Expected Dividend Yield (Peers)	5.7%

For restricted stock, we determined each award’s grant date fair value based on the closing market price of our common stock on the grant date.  For financial statement reporting purposes, we generally recognize the grant date fair value of performance share and restricted stock awards over their 3-year vesting period.  However, as a result of the December 2010 accelerated vesting of virtually all restricted stock and performance share awards held by executives, including the awards granted in March 2010,  we immediately recognized for financial statement reporting purposes the entire remaining grant date fair values of the awards that received accelerated vesting.

Non-Equity Incentive Plan Compensation

You can find information about how the 2010 amounts were calculated above under the heading “Compensation Discussion and Analysis — Elements of Compensation — Total Annual Cash Compensation — Bonus.”

Change in Pension Value

The change in pension value for 2010 represents the aggregate increase in actuarial value to the executive of pension benefits accrued during 2010 based on the December 31st measurement date used for financial statement reporting purposes.  You can find a discussion of the assumptions we used to calculate these amounts below under the heading “Pension Benefits for 2010.”

All Other Compensation

The table below provides a breakdown of all other compensation for 2010 for each of our executives:

	Perquisites				Company	Dollar	Dividends
Name	Flexible Benefit Payment	Corporate Aircraft Usage	Other Perquisites	Aggregate Tax Reimbursements	Matching Contributions under 401(k) Plan	Value of Life Insurance Premiums	Paid on Certain Restricted Stock	Short-Term Disability Allowance	Early Payment of Severance
Edward A. Mueller	—	$297,008	$1,583	—	$7,350	$10,620	$286,720	$5,280	—
Richard N. Baer	—	—	—	—	$4,558	$2,636	$3,787	$3,036	—
Joseph J. Euteneuer	—	—	$499,047	$39,760	$7,350	$3,979	—	$2,904	—
Teresa A. Taylor	—	—	$8,158	$1,098,097	$7,350	$1,929	$2,507	$2,094	$4,950,000
C. Daniel Yost	$35,000	—	$8,390	$18,396	$7,350	$4,194	$2,640	$2,200	—

Flexible Benefit Payment

You can find more information about Mr. Yost’s flexible benefit payment above under the heading “Compensation Discussion and Analysis — Elements of Compensation — Perquisites and Other Benefits.”  Beginning for 2010, Mr. Mueller and his direct reports (including Messrs. Baer and Euteneuer and Ms. Taylor) no longer receive annual flexible benefit payments.

Corporate Aircraft Usage

The amount in the table represents the aggregate incremental cost to us for the executive’s personal use of corporate aircraft.  To determine this amount, we first calculate the annual variable operating costs of flying our corporate aircraft.  These costs include fuel, oil, regularly scheduled maintenance, travel expenses for flight crew, catering, landing fees, en route storage and hangar fees, customs and foreign permit charges. We then divide annual variable operating costs by the total annual hours we flew the aircraft to determine an average variable operating cost per hour.  This average cost per hour is then multiplied by the hours flown for personal use, including hours attributable to any applicable deadhead or other positioning flights.  Finally, we subtract any amount the executive paid to us under an aircraft time sharing agreement.  Incremental cost does not include fixed costs or any income tax deduction that may be foregone by us as a result of Internal Revenue Service limits on the deductibility of expenses associated with personal use of corporate aircraft.  On occasion, an executive’s spouse, other family members or guests may also travel on a flight.  If the family member or guest is flying with the executive, we do not allocate any incremental cost to the executive for the family member’s or guest’s use.

Other Perquisites

For Mr. Mueller, this amount represents payments for the maintenance of a home security system and the value of his spouse’s attendance at Qwest-sponsored business events.

For Mr. Euteneuer, this amount includes relocation expenses of $57,027.  The amount also includes the incremental cost to us of our purchase of Mr. Euteneuer’s former house in Washington, D.C.  We purchased the house for $2,754,235 (including closing costs), which was its then-prevailing value as determined by the average of two independent appraisals.  We later sold the house for proceeds of $2,348,804 (net of closing costs, commissions and administrative fees).  We paid an additional $36,589 to maintain the house while we owned it, resulting in a total incremental cost to us of $442,020.

For Ms. Taylor, this amount represents $6,833 for outside legal advice that she received in connection with the acceleration of change-in-control benefits and $1,325 for an annual health physical.  You can find more information about the acceleration of change-in-control benefits above under the heading “Acceleration of Change-in-Control Benefits.”

For Mr. Yost, this amount represents $6,833 for outside legal advice that he received in connection with the acceleration of change-in-control benefits and $1,557 relating to his spouse’s attendance at Qwest-sponsored business events.  You can find more information about the acceleration of change-in-control benefits above under the heading “Acceleration of Change-in-Control Benefits.”

Aggregate Tax Reimbursements

For Mr. Euteneuer, this amount represents a tax gross-up relating to the reimbursement of his relocation expenses.

For Ms. Taylor, this amount represents a payment to reimburse her for excise taxes to which she was subject solely as a result of the acceleration of her cash severance benefits, and to provide a related tax gross-up, in connection with the acceleration of change-in-control benefits.  You can find more information about the acceleration of change-in-control benefits above under the heading “Acceleration of Change-in-Control Benefits.”

For Mr. Yost, this amount represents tax gross-ups relating to his flexible benefit payment and his spouse’s travel to and attendance at Qwest-sponsored business events.

Dividends Paid on Certain Restricted Stock

Amounts represent dividends paid on restricted stock, where those dividends were not factored into the grant date fair value of the restricted stock award.  In general, dividends are factored into the grant date fair value of restricted stock awards granted after December 2007, which is when our Board announced that we would begin paying a quarterly dividend.

Early Payment of Severance

As described above under the heading “Acceleration of Change-in-Control Benefits,” we paid to Ms. Taylor cash severance benefits to which she would have otherwise been entitled upon the termination of employment in connection with the closing of the CenturyLink merger.  You can find more information about the acceleration of change-in-control benefits above under the heading “Acceleration of Change-in-Control Benefits.”

Grants of Plan-Based Awards in 2010

The table below provides information about plan-based awards we granted to our executives in 2010.  Below the table and related footnotes you can find additional details about each of these awards.

	Grant	Compensation Committee Approval	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards(2)		All Other Stock Awards: Number of Shares of	Grant Date Fair Value of Stock
Name	Date	Date	Threshold	Target	Maximum	Target	Maximum	Stock(3)	Awards(4)
Current Executives
Edward A. Mueller
2010 cash bonus plan	—	—	$1,536,000	$2,400,000	$5,400,000	—	—	—	—
Performance shares	3/5/10	2/17/10	—	—	—	991,000	1,982,000	—	$3,858,578
Restricted stock	3/5/10	2/17/10	—	—	—	—	—	811,000	$3,779,260
Richard N. Baer
2010 cash bonus plan	—	—	$662,400	$1,035,000	$2,328,750	—	—	—	—
Performance shares	3/5/10	2/17/10	—	—	—	326,000	652,000	—	$1,269,320
Restricted stock	3/5/10	2/17/10	—	—	—	—	—	267,000	$1,244,220
Joseph J. Euteneuer
2010 cash bonus plan	—	—	$633,600	$990,000	$2,227,500	—	—	—	—
Performance shares	3/5/10	2/17/10	—	—	—	312,000	624,000	—	$1,214,810
Restricted stock	3/5/10	2/17/10	—	—	—	—	—	255,000	$1,188,300
Teresa A. Taylor
2010 cash bonus plan	—	—	$633,600	$990,000	$2,227,500	—	—	—	—
Performance shares	3/5/10	2/17/10	—	—	—	312,000	624,000	—	$1,214,810
Restricted stock	3/5/10	2/17/10	—	—	—	—	—	255,000	$1,188,300
C. Daniel Yost
2010 cash bonus plan	—	—	$320,000	$500,000	$1,125,000	—	—	—	—
Performance shares	3/5/10	2/17/10	—	—	—	236,000	472,000	—	$918,894
Restricted stock	3/5/10	2/17/10	—	—	—	—	—	193,000	$899,380

(1)             Represents estimated possible payout under our 2010 cash bonus plan.  Payout could have been 0 if specified corporate and individual performance targets were not met.  The actual payout that each executive received under this plan is reported in the “Summary Compensation Table” above in the column entitled “Non-Equity Incentive Plan Compensation.”

(2)             Represents estimated possible payout for performance shares granted under our Equity Incentive Plan.  The awards did not have a threshold payout level, and payout could have been 0 if specified total shareholder return targets were not met over the performance period.  As described above under the heading “Acceleration of Change-in-Control Benefits,” in December 2010 we accelerated the vesting and payout of all of these performance shares.  The performance share awards paid out at the maximum payout percentage of 200% based on our relative total shareholder return over the applicable performance period as compared to a group of our peers.

(3)             Represents shares of restricted stock granted under our Equity Incentive Plan.  As described above under the heading “Acceleration of Change-in-Control Benefits,” in December 2010 we accelerated the vesting of all of these shares.

(4)             Represents the grant date fair value as calculated for financial statement reporting purposes.  See “Summary Compensation Table” above for more information about the assumptions used to calculate these amounts.  As discussed in more detail above under the heading “Compensation Discussion and Analysis,” in general we used a multiple of salary to determine the aggregate size of an executive’s 2010 long-term incentive awards and then divided that amount between performance shares (55%) and restricted stock (45%).  For administrative purposes, the method we used to determine the number of performance shares to grant is different from the method we later used to calculate the awards’ grant date fair values for financial statement reporting purposes.  More specifically, we used the closing market price of our common stock on the grant date to determine the number of performance shares to grant; however, we used Monte-Carlo simulations to determine the grant date fair values.

Non-Equity Incentive Plan Awards

You can find detailed information about our 2010 cash bonus plan and the actual bonus payments made to executives above under the heading “Compensation Discussion and Analysis — Elements of Compensation — Bonus.”

We made the following assumptions in determining the estimated possible payout amounts shown in the table above:

•             threshold amounts assume a corporate performance percentage of 80% and an individual performance percentage of 80% (each on a scale of 0% to 150%);

•             target amounts assume a corporate performance percentage of 100% and an individual performance percentage of 100% (each on a scale of 0% to 150%); and

•             maximum amounts assume a corporate performance percentage of 150% and an individual performance percentage of 150% (each on a scale of 0% to 150%).

Equity Incentive Plan Awards

Each of our executives received an award of performance shares on March 5, 2010.  Under SEC rules, these types of awards are referred to as equity incentive plan awards.  As described above under the heading “Acceleration of Change-in-Control Benefits,” in December 2010 we accelerated the vesting and payout of all of these performance shares.  The performance share awards paid out at the maximum payout percentage of 200% based on our relative total shareholder return over the applicable performance period as compared to a group of our peers.

Under their original terms, the awards would have vested at the end of a 3-year performance period if the executive had remained employed by us over that period.  The number of performance shares paid out under each award could have ranged from 0% to 200% of target depending on our relative total shareholder return, or TSR, over the performance period as compared to a group of our peers in the telecommunications industry.  More specifically, payout was calculated using the following formula:

[(Average Qwest TSR Percentage – Average Telecom Peer TSR Percentage) x 5] + 100%.

For example:

If the Average Qwest TSR Percentage minus the Average Telecom Peer TSR Percentage equaled:	Then the percentage of the vested performance shares that would have been paid to executive would have been:
20% or more	200%
10%	150%
0%	100%
-10%	50%
-20% or less	0%

TSR percentages mean generally the percentage increase or decrease in the market value of common stock including the reinvestment of dividends.  Payout under the awards was made in the form of shares of our common stock.

The awards also would have vested immediately upon death or disability, with payout determined by reference to performance over the full 3-year performance period, but prorated for the period of service during the performance period.  In addition, the awards provided for double-trigger vesting in connection with a change in control, meaning that the awards would have vested immediately if the executive was involuntarily terminated or left for good reason within 2 years following a change in control.  Payout would have been determined by reference to performance over the period from the grant date to the date of the change in control.  A “change in control” is defined in our Equity Incentive Plan and is described below under the heading “Other Stock Awards.”

The estimated possible payouts shown in the table above represent the number of shares of our common stock the executive would have received assuming a target payout of 100% and a maximum payout of 200%.  The awards did not have a threshold payout level.

Other Stock Awards

Each of our executives received an award of restricted stock on March 5, 2010.  As described above under the heading “Acceleration of Change-in-Control Benefits,” in December 2010 we accelerated the vesting of all of these awards.

Under their original terms, these awards would have vested ratably over 3 years provided that the executive had remained employed by us.  The awards would have vested immediately upon death and disability.  In addition, the awards provided for double-trigger accelerated vesting in connection with a change in control, meaning that the awards would have vested immediately if the executive was involuntarily terminated or left for good reason within 2 years following a change in control.  For purposes of these awards, a “change in control” is defined in our Equity Incentive Plan and means generally:

•                  any individual, entity or group (other than Anschutz Company, The Anschutz Corporation, any entity controlled by Philip F. Anschutz, or a trustee or other fiduciary holding securities under one of our employee benefit plans) acquires more than 50% of:

•                       our outstanding common stock; or

•                       the combined voting power of our outstanding voting securities entitled to vote generally in the election of directors; or

•                  at any time during any period of 3 consecutive years, individuals who at the beginning of the period constitute our Board (and any new director whose election by our Board or whose nomination for election by our stockholders was approved by a vote of at least 2/3rds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of our Board.

Holders of shares of restricted stock are entitled to dividends at the same rate as holders of unrestricted shares of our common stock.

Outstanding Equity Awards at the End of 2010

The table below provides information about stock options and restricted stock outstanding to our executives on December 31, 2010.  None of our executives held any performance shares as of December 31, 2010.

	Option Awards								Stock Awards
	Option		Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration		Restricted Stock or Performance Shares		Number of Shares of Stock That Have Not	Market Value of Shares of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not		Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not
Name	Grant Date		Exercisable	Unexercisable	Options	Price	Date		Grant Date		Vested	Vested	Vested		Vested(1)
Edward A. Mueller	8/10/2007	(2)			2,083,000	$8.37	8/10/2017	(3)
	3/5/2008	(4)	1,037,333	518,667		$5.32	3/5/2018
									8/10/2007	(2)			896,000	(5)	$6,818,560
Total			1,037,333	518,667	2,083,000						—	—	896,000		$6,818,560
Richard N. Baer	10/24/2001	(6)	138,000	—		$16.81	10/24/2011
	4/30/2002	(6)	350,000	—		$5.03	4/30/2012
	3/5/2004	(6)	375,000	—		$4.70	3/5/2014
	2/16/2006	(6)	323,000	—		$6.15	2/16/2016
	3/5/2007	(6)	318,000	—		$8.52	3/5/2017
	3/5/2008	(7)	313,333	156,667		$5.32	3/5/2018
Total			1,817,333	156,667	—						—	—	—		—
Joseph J. Euteneuer	9/12/2008	(7)	704,000	352,000		$3.76	9/12/2018
Total			704,000	352,000	—						—	—	—		—
Teresa A. Taylor	3/3/2001	(6)	25,000	—		$34.30	3/3/2011
	6/3/2002	(6)	228,880	—		$5.10	6/3/2012
	6/4/2002	(6)	25,000	—		$5.08	6/4/2012
	2/16/2006	(6)	213,000	—		$6.15	2/16/2016
	3/5/2007	(6)	211,000	—		$8.52	3/5/2017
	3/5/2008	(7)	207,333	103,667		$5.32	3/5/2018
Total			910,213	103,667	—						—	—	—		—
C. Daniel Yost	7/6/2004	(6)	193,750	—		$3.52	7/6/2014
	2/16/2006	(6)	168,000	—		$6.15	2/16/2016
	3/5/2007	(6)	221,000	—		$8.52	3/5/2017
	3/5/2008	(7)	218,000	109,000		$5.32	3/5/2018
Total			800,750	109,000	—						—	—	—		—

(1)          Market value is calculated by multiplying the closing market price of our common stock on December 31, 2010 ($7.61), by the number of shares that have not vested.

(2)          Award vests in full on August 10, 2011, if (a) Mr. Mueller is employed by us on that vesting date and (b) the average closing market price of our common stock is equal to or greater than the applicable share price target for any period of 90 consecutive trading days between the grant date and the vesting date.  The original share price target was $12.65, as adjusted downward for dividends paid and adjusted for capital structure changes.  Award also vests upon death, disability, termination by the executive for good reason or termination by us without cause if the 90-day vesting condition has been met already or if the average closing market price of our common stock is equal to or greater than the applicable share price target for 22 consecutive trading days during the 30 consecutive trading days before the event.  Award also vests (and options remain exercisable for their remaining term) generally upon a change in control (as defined in Mr. Mueller’s employment agreement and described below under the heading “Other Potential Post-Employment and Change-in-Control Payments — Edward A. Mueller”) or upon the closing of a merger, sale, acquisition or similar transaction where Mr. Mueller is not offered a CEO position comparable to his current position.

(3)          Award will be forfeited on August 10, 2011, if it is not vested on that date.

(4)          Award vests in 3 equal annual installments beginning one year after the grant date.  Award also vests upon death, disability or if the executive is involuntarily terminated or leaves for good reason within 2 years following a change in control.

(5)          Award contains only a target payout level; therefore, the numbers shown in the table are based on achieving that target level.

(6)          Award is fully vested.

(7)          Award vests in 3 equal annual installments beginning one year after the grant date.  Award also vests upon death, disability or a change in control.

Unless otherwise noted, when we use the term “change in control” in this section, we mean a change in control meeting the definition in our Equity Incentive Plan, which is described above under the heading “Grants of Plan-Based Awards in 2010 — Other Stock Awards.”

In 2010, we cancelled 275,000 vested options held by Mr. Baer upon the expiration of the options’ 10-year term.

As described above under the heading “Acceleration of Change-in-Control Benefits,” in December 2010 we accelerated the vesting and payout of all restricted stock and performance shares held by our executives, except for the restricted stock award granted to Mr. Mueller in August 2007.  As such, these awards are not reported in the table above.

Option Exercises and Stock Vested in 2010

The table below provides information for our executives about restricted stock and performance shares that vested during 2010.

	Stock Awards
Name	Number of Shares Acquired on Vesting(1)(2)	Value Realized on Vesting(3)
Edward A. Mueller	7,992,333	$59,995,237
Richard N. Baer	2,700,666	$19,974,888
Joseph J. Euteneuer	2,858,999	$21,361,924
Teresa A. Taylor	3,327,249	$24,852,302
C. Daniel Yost	1,944,583	$14,391,224

(1)          Under the terms of the awards, we withheld some of the acquired shares to cover the taxes due upon vesting, as detailed below:

Name	Number of Shares Withheld from Acquired Shares to Cover Taxes
Edward A. Mueller	2,958,722
Richard N. Baer	1,103,938
Joseph J. Euteneuer	1,174,480
Teresa A. Taylor	1,357,448
C. Daniel Yost	713,955

(2)          Each of Messrs. Mueller and Yost elected to receive the payout of their performance share awards granted on March 5, 2008, in the form of cash, as permitted under the original terms the awards.  Of the acquired shares reported in the table, Mr. Mueller received 790,000 shares, and Mr. Yost received 166,000 shares, in the form of cash.

(3)          Value is calculated by multiplying (a) the closing market price of our common stock on the vesting date by (b) the number of shares of stock that vested.

None of our executives exercised any options in 2010.

Pension Benefits for 2010

Our executives participate in the Qwest Pension Plan and Qwest Nonqualified Pension Plan.  As described in more detail below, beginning in 2010, we no longer provide management employees, including our executives, with future pension benefit accruals based on additional compensation or benefit service under these plans.  This means that our executives’

account balances under these plans as of December 31, 2009, will increase only due to the annual addition of the required interest credit. Future pay increases used in the calculation of Ms. Taylor’s prior benefits, as described below, also ceased.

The Qwest Pension Plan is a qualified defined benefit pension plan intended to provide retirement income. We pay the entire cost of the Qwest Pension Plan and do not require employees (including executives) to contribute to the plan. Benefits for our executives under the Qwest Pension Plan are determined in accordance with the plan’s account balance formula. Under that formula, for years before January 1, 2010, an amount equal to 3% of each executive’s eligible pay (generally defined as the executive’s salary and bonus) was credited to a hypothetical account balance. Beginning in 2010, we no longer provide management employees, including our executives, with future pension benefit accruals based on additional compensation or benefit service under the Qwest Pension Plan.  At the end of each year, the hypothetical account balance is credited with interest based on the average 30-year U.S. Treasury bond rate.  When the executive terminates employment for any reason, his hypothetical account balance under the Qwest Pension Plan is converted to an annuity payable for the executive’s life, and the executive may choose an annuity or single lump sum payment. The account balance formula does not provide any early retirement subsidies, as a participant’s benefit is measured solely by the value of his hypothetical account balance at any point in time. The Qwest Pension Plan is subject to applicable tax and employee benefit regulations that limit the amount of compensation that may be used in calculating benefits and that limit the amount of benefits payable from the plan.

The Qwest Nonqualified Pension Plan is an unfunded, nonqualified defined benefit pension plan that is designed to pay retirement benefits for all employees whose pay exceeds the limits imposed by applicable tax and employee benefit regulations on the Qwest Pension Plan. Like the Qwest Pension Plan, benefits for our executives under the Qwest Nonqualified Pension Plan are determined in accordance with the plan’s account balance formula, which provided that for years before January 1, 2010, an amount equal to 3% of each executive’s eligible pay (generally defined as the executive’s salary and bonus not taken into account under the Qwest Pension Plan due to the regulatory limits described above) was credited to a hypothetical account balance. Beginning in 2010, we no longer provide management employees, including our executives, with future pension benefit accruals based on additional compensation or benefit service under the Qwest Nonqualified Pension Plan.  At the end of each year, the hypothetical account balance is also credited with interest based on the average 30-year U.S. Treasury bond rate. A participant’s hypothetical account balance under the Qwest Nonqualified Pension Plan is increased by 35% upon payment as a lump sum.  A participant’s total pension benefit under the Qwest Nonqualified Pension Plan is generally payable at termination of employment for any reason as a lump sum, subject to timing restrictions that may apply under Section 409A of the Internal Revenue Code.

In addition to the benefits described above, Ms. Taylor has benefits accrued prior to January 1, 2001, in both the Qwest Pension Plan and Qwest Nonqualified Pension Plan.  These prior benefits were accrued under a previous benefit formula that defined the benefit as a lump sum payable at termination of employment for any reason.  The value of the lump sum payment is based on average pay at termination of employment multiplied by percentage credits earned for service before January 1, 2001; however, beginning in 2010, future pay increases used in the calculation of these prior benefits also ceased.

The following table sets forth the present value of accrued pension plan benefits for each of our executives as of the end of 2010:

Name	Plan Name	Number of Years Credited Service(1)	Present Value of Accumulated Benefit	Payments During 2010
Edward A. Mueller	Qwest Pension Plan	2.4	$22,811	—
	Qwest Nonqualified Pension Plan	2.4	$230,646	—
Richard N. Baer	Qwest Pension Plan	9.0	$72,532	—
	Qwest Nonqualified Pension Plan	9.0	$508,646	—
Joseph J. Euteneuer	Qwest Pension Plan	1.3	$13,941	—
	Qwest Nonqualified Pension Plan	1.3	$30,213	—
Teresa A. Taylor	Qwest Pension Plan	21.2	$193,569	—
	Qwest Nonqualified Pension Plan	21.2	$679,915	—
C. Daniel Yost	Qwest Pension Plan	5.5	$46,537	—
	Qwest Nonqualified Pension Plan	5.5	$140,492	—

(1)    For each executive, the number of years credited service as of December 31, 2010, was the same as it was as of December 31, 2009 (and was one year less than the number of years actual service), because, as described above, beginning in 2010 we no longer provide pension benefit accruals based on additional compensation or benefit service.

Benefits for our executives under the Qwest Pension Plan and Qwest Nonqualified Pension Plan are determined under the account balance formula of these plans.  The present value of accumulated benefit for each executive under each of these plans is the same as the account balance under the plan for the executive as of December 31, 2010.  In addition, Ms. Taylor’s benefits include the defined lump sum value of her prior benefits as of December 31, 2010.

All assumptions used to calculate the amounts in the table are consistent with our actuarial valuations of each plan or agreement under the applicable financial accounting standards used for financial reporting purposes.

Nonqualified Deferred Compensation in 2010

The table below provides information about Mr. Mueller’s and Ms. Taylor’s participation in our nonqualified deferred compensation plans.  None of our other executives participated in these plans in 2010.

Name	Plan Name	Executive Contributions in 2010	Qwest Contributions in 2010	Aggregate Earnings in 2010(1)	Aggregate Withdrawals/ Distributions	Aggregate Balance at the End of 2010
Edward A. Mueller	Qwest Deferred Compensation Plan	—	—	$15,478	—	$107,549	(2)
Teresa A. Taylor	Qwest Deferred Compensation Plan	—	—	$30,092	—	$173,814	(3)

(1)          These amounts are not considered above-market or preferential under SEC rules and therefore are not reported in the summary compensation table in this report.

(2)          Of this amount: $36,000 represents executive contributions in 2008 and is reported as 2008 salary in the summary compensation tables in this report and our 2010 and 2009 proxy statements; $44,600 represents Qwest contributions in 2008 and is reported as 2008 all other compensation in the summary compensation tables in this report and our 2010 and 2009 proxy statements; and $26,948  represents aggregate earnings in 2010, 2009 and 2008 and is not reported as 2010, 2009 or 2008 compensation in the summary compensation tables in this report or our 2010 or 2009 proxy statements because the earnings are not considered above-market or preferential under SEC rules.

(3)          Of this amount, $62,749 represents aggregate earnings in 2010 and 2009 and is not reported as 2010 or 2009 compensation in the summary compensation tables in this report or our 2010 proxy statement because the earnings are not considered above-market or preferential under SEC rules.  The remaining $111,065 represents executive and Qwest contributions and aggregate earnings in years prior to 2009.  Ms. Taylor was not a named executive officer for years prior to 2009, and therefore none of this amount was reported as compensation in the summary compensation tables in our previous years’ proxy statements.

Under the Qwest Deferred Compensation Plan, an executive may irrevocably elect to defer up to 85% of his or her salary and bonus for a given year.  We make matching contributions of up to 3% of a participant’s eligible compensation for the year, less any 401(k) matching contributions we made during that year.  A participant is always fully vested in his or her entire account balance under the plan.  Participants may choose to invest their account balances in a variety of investment options, which are the same investment options available under our 401(k) plan.  These include, among others, a fund that invests primarily in Qwest common stock.  Subject to exceptions for death, disability or termination of employment, participants may elect to receive distributions under a short-term payout plan (which allows distributions as early as 3 years after deferral) or as a retirement benefit (which allows distribution as a lump sum at retirement or in annual payments over 5, 10 or 15 years).

Other Potential Post-Employment and Change-in-Control Payments

The tables below describe generally and quantify the potential post-employment payments we could be required to make to our executives upon the occurrence of specified trigger events.  For Mr. Mueller, these benefits are provided under employment and equity award agreements between us and him.  Mr. Mueller’s employment agreement had an initial term of three years (beginning on August 29, 2007), was automatically renewed on August 29, 2010, and will be automatically renewed on each anniversary thereafter for a period of one year unless Mr. Mueller or we provide notice of cancellation under the terms of the agreement.  For our other executives, these benefits are provided under severance and equity award agreements between us and the executives.

In addition to the payments described below, executives are entitled to the pension and nonqualified deferred compensation benefits described above under the headings “Pension Benefits for 2010” and “Nonqualified Deferred Compensation in 2010.”  Executives are also entitled to Qwest-subsidized health care coverage under COBRA for up to 18 months after an involuntary termination of employment.  During 2010, we made this benefit available to salaried management employees generally and as such we do not include this benefit in the tables below.  Messrs. Baer and Yost and Ms. Taylor are also entitled to access-only health care benefits, as described above under the heading “Compensation Discussion and Analysis — Post-Employment Compensation — Retirement and Pension Plans.”

In preparing the tables below, we assumed that:

•                       the specified trigger event occurred on the last business day of 2010, or December 31, 2010; and

•                       the price per share of our common stock is the closing market price of our stock on that date, or $7.61.

The tables do not include the value of any corporate tax deduction that we could lose if any post-termination payments are deemed excess parachute payments.

Unless otherwise noted, the payments described below would be paid by us as a lump sum.  Amounts relating to accelerated vesting of unvested long-term incentive awards represent the intrinsic value of the awards on December 31, 2010, and do not represent a cash payment we would be required to make.  As described below, under certain circumstances executives would be entitled to exercise their vested options for a specified period of time after their employment ends.

If any benefit under the employment or severance agreements with these executives constitutes deferred compensation under Section 409A of the Internal Revenue Code, additional conditions will apply, including a 6-month delay on payment.  To receive any payments, the executive must execute a full waiver and release that requires the executive to pay back any severance received if it is determined that the executive engaged in conduct constituting “cause” while employed by us.

When we use the term “cause” in the tables below, we mean generally:

•                  an act of dishonesty, fraud, misrepresentation or other act of moral turpitude that reflects negatively on us or compromises the performance of the executive’s duties;

•                  unlawful conduct that reflects negatively on us or compromises the performance of the executive’s duties;

•                  conviction of any felony or a misdemeanor involving moral turpitude;

•                  continued failure to substantially perform the executive’s duties; or

•                  a willful violation of our code of conduct or other policies that reflects negatively on us or compromises the performance of executive’s duties.

When we use the term “good reason” in the tables below, we mean generally:

•                  a reduction of the executive’s salary or target bonus;

•                  a material reduction of the executive’s responsibilities;

•                  our material breach of the employment or severance agreement; or

•                  a relocation of the executive’s primary work location to any place more than 35 miles from our Denver office.

For Mr. Mueller the term “good reason” also includes a reduction in title, and for Mr. Euteneuer the term “good reason” also includes a reduction in title or a requirement that he report to any person other than our CEO or Board.

In accordance with SEC rules, these tables do not include benefits that are payable under compensation arrangements that are available to salaried employees generally and that do not discriminate in favor of executives.

Edward A. Mueller

When we use the term “change in control” in the table below, we mean generally:

•                  any individual, entity or group acquires more than 50% of:

•                       our outstanding common stock; or

•                       the combined voting power of our outstanding voting securities entitled to vote generally in the election of directors; or

•                  at any time during any 12-month period, individuals who at the beginning of the period constitute our Board (and any new director whose election by our Board or whose nomination for election by our stockholders was approved by a vote of at least 2/3rds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of our Board.

	Resigns or Retires		Involuntary Termination Without Cause or For Good Reason (With No Change in Control During Previous 2 Years)		Occurrence of a Change in Control (With No Change in Employment Status)		Involuntary Termination Without Cause or For Good Reason That Occurs Within 2 Years After a Change in Control		Termination for Cause	Death or Disability
Base salary ($1,200,000)			$2,400,000	(1)	—		$3,588,000	(2)	—	—
Target bonus ($2,400,000)	—		$4,800,000	(3)	—		$7,176,000	(2)	—	—
Prorated target bonus for year of termination	—		$2,400,000	(4)	—		—		—	$2,400,000
Accelerated vesting on unvested options and restricted stock	—	(5)	—	(5)(6)	$6,818,560	(7)	$8,006,307	(7)(8)	—	$1,187,747	(6)(9)
Total	$0		$9,600,000		$6,818,560		$18,760,307		$0	$3,587,747

(1)   Amount is payable over a 24-month period.

(2)   If Mr. Mueller’s employment is involuntarily terminated without cause or by him for good reason within 2 years after a change in control triggered by the closing of our pending merger with CenturyLink, Mr. Mueller has agreed to forgo this entire amount of cash severance payments, totaling $10,764,000.

(3)   Of this amount, one-half is payable on March 1st of the year after employment ends and one-half is payable on March 1st of the second year after employment ends.

(4)   Amount is payable on March 1st of the year after employment ends.

(5)   All vested options remain exercisable for 3 months after employment ends.

(6)   Does not include $6,818,560  relating to 896,000 shares of restricted stock with market-based vesting conditions granted on August 10, 2007. The vesting of these awards (and 2,083,000 options with similar vesting conditions and the same grant date but $0 intrinsic value as of December 31, 2010) would have accelerated upon a December 31, 2010, trigger event only if certain share price targets had been met on or before that date.

(7)   Of this amount, $6,818,560 relates to options and restricted stock granted on August 10, 2007.  The vesting of each of these awards accelerates only if the change in control meets the definition in the agreement governing the particular award.  You can find more information about these awards above under the heading “Outstanding Equity Awards at the End of 2010.”

(8)   All vested options (including options that receive accelerated vesting due to the trigger event) remain exercisable for their remaining terms.  Amount relates to accelerated vesting that would be triggered solely by the change in control (which amounts are also reported in the column entitled “Occurrence of a Change in Control (With No Change in Employment Status)”), as well as any amounts that would be triggered by the involuntary termination without cause or for good reason within 2 years after the change in control.

(9)   All vested options (including options that receive accelerated vesting due to the trigger event) remain exercisable for 2 years after employment ends.

Other Executives

When we use the term “change in control” in the tables below, we mean a change in control meeting the definition in our Equity Incentive Plan, which is described above under the heading “Grants of Plan-Based Awards in 2010 — Other Stock Awards.”

	Resigns or Retires		Involuntary Termination Without Cause (With No Change in Control During Previous 2 Years)		Occurrence of a Change in Control (With No Change in Employment Status)		Involuntary Termination Without Cause or For Good Reason That Occurs Within 2 Years After a Change in Control		Termination for Cause	Death or Disability
Richard N. Baer
Base salary ($690,000)	—		$1,035,000	(1)	—		$2,070,000		—	—
Target bonus ($1,035,000)	—		$1,552,500	(2)	—		$3,105,000		—	—
Prorated target bonus for year of termination	—		—		—		$1,035,000		—	—
Reimbursement for any excise taxes to which he may be subject in connection with these benefits (280G tax gross-up)	—		—		—		$0		—	—
Accelerated vesting on unvested options	—	(3)	—	(3)	$358,767	(4)	$358,767	(4)(5)	—	$358,767	(7)
Total	$0		$2,587,500		$358,767		$6,568,767		$0	$358,767

Joseph J. Euteneuer(8)
Base salary ($660,000)	—		$990,000	(1)	—		$1,973,400		—	—
Target bonus ($990,000)	—		$1,485,000	(2)	—		$2,960,100		—	—
Accelerated vesting on unvested options	—	(3)	—	(3)	$1,355,200	(6)	$1,355,200	(5)(6)	—	$1,355,200	(7)
Total	$0		$2,475,000		$1,355,200		$6,288,700		$0	$1,355,200

Teresa A. Taylor
Base salary ($660,000)	—		$0	(9)	—		$0	(9)	—	—
Target bonus ($990,000)	—		$0	(9)	—		$0	(9)	—	—
Prorated target bonus for year of termination	—		—		—		$990,000		—	—
Reimbursement for any excise taxes to which she may be subject in connection with these benefits (280G tax gross-up)	—		—		—		$0		—	—
Accelerated vesting on unvested options	—	(3)	—	(3)	$237,397	(6)	$237,397	(5)(6)	—	$237,397	(7)
Total	$0		$0		$237,397		$1,227,397		$0	$237,397

C. Daniel Yost
Base salary ($500,000)	—		$750,000	(1)	—		$1,500,000		—	—
Target bonus ($500,000)	—		$750,000	(2)	—		$1,500,000		—	—
Prorated target bonus for year of termination	—		—		—		$500,000		—	—
Reimbursement for any excise taxes to which he may be subject in connection with these benefits (280G tax gross-up)	—		—		—		$0		—	—
Accelerated vesting on unvested options	—	(3)	—	(3)	$249,610	(6)	$249,610	(5)(6)	—	$249,610	(7)
Total	$0		$1,500,000		$249,610		$3,749,610		$0	$249,619

(1)   Amount is payable over an 18-month period.

(2)   Amount is payable at the end of the 18-month period if the executive has not breached or threatened to breach any part of his or her severance agreement.

(3)   All vested options remain exercisable for 3 months after employment ends.

(4)   All vested options other than those granted prior to September 19, 2002 (including options that receive accelerated vesting due to the trigger event), remain exercisable for their remaining terms.

(5)   Includes amounts that would be triggered solely by the change in control (which are also reported in the column entitled “Occurrence of a Change in Control (With No Change in Employment Status)”), as well as amounts that would be triggered by the involuntary termination without cause or for good reason within 2 years after the change in control.

(6)   All vested options (including options that receive accelerated vesting due to the trigger event) remain exercisable for their remaining terms.

(7)   All vested options (including options that receive accelerated vesting due to the trigger event) remain exercisable for 2 years after employment ends.

(8)   Mr. Euteneuer would also receive the benefits shown in the column entitled “Involuntary Termination Without Cause (With No Change in Control During Previous 2 Years)” if he left Qwest for good reason and there had not been a change in control during the previous 2 years.

(9)   As described above under the heading “Acceleration of Change-in-Control Benefits,” in December 2010 we paid to Ms. Taylor $4,950,000 of cash severance benefits to which she otherwise would have been entitled in connection with an involuntary termination of her employment without cause or for good reason within 2 years after a change in control.  This amount is included in the summary compensation table above under the column entitled “Other Compensation.”  The after-tax amount of these benefits has been deposited into an escrow account and will be released to Ms. Taylor on the earliest to occur of (a) the closing of our pending merger with CenturyLink (provided that she has not terminated employment without good reason or been fired for cause), (b) the date on which she has a termination of employment that gives rise to the right to receive severance benefits under her severance agreement, or (c) December 2014.  Ms. Taylor’s severance agreement was also amended to reduce the amount of any future cash severance benefits by $4,950,000.

RISKS ARISING FROM COMPENSATION POLICIES AND PRACTICES

We believe it is important to periodically review our compensation policies and practices for all employees to assure that we have not created an environment that encourages our employees to take unnecessary or excessive risks that threaten the value of Qwest.  Based on this review, we believe that we have created a balanced and diverse compensation program and that the risks associated with our compensation program are not reasonably likely to have a material adverse effect on Qwest.

DIRECTOR COMPENSATION

Director Compensation Table

The table below summarizes the compensation paid to and earned by each of our non-employee directors in 2010.  This compensation was paid in accordance with our director compensation plan, which is described below under the heading “Director Compensation Plan.”  Directors who are also our employees do not receive any separate compensation for their services as directors.  Edward A. Mueller is our only director who is also an employee.  You can find information about Mr. Mueller’s compensation above under the heading “Compensation of Executive Officers.”

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Current Directors
Charles L. Biggs	$100,000	$97,980	$197,980
K. Dane Brooksher	$100,000	$97,980	$197,980
Peter S. Hellman	$82,500	$97,980	$180,480
R. David Hoover	$80,000	$97,980	$177,980
Patrick J. Martin	$110,000	$97,980	$207,980
Caroline Matthews	$80,000	$97,980	$177,980
Wayne W. Murdy	$80,000	$97,980	$177,980
Jan L. Murley	$77,500	$97,980	$175,480
Michael J. Roberts	$82,500	$97,980	$180,480
James A. Unruh	$90,000	$97,980	$187,980
Anthony Welters	$80,000	$97,980	$177,980
Former Director
Linda G. Alvarado(3)	$10,549	$97,980	$108,529

(1)   Each of Messrs. Brooksher, Hoover, Martin, Roberts  and Welters elected to defer all of his fees, and Mr. Unruh elected to defer half of his fees, earned in 2010 under our Deferred Compensation Plan for Non-Employee Directors, which is described below.  In February 2010, we distributed to Ms. Alvarado $921,443 under this plan in connection with her resignation from our Board.  This amount represented Ms. Alvarado’s account balance on the date she left the Board multiplied by the closing market price of our common stock on that date.

(2)   Amounts represent the grant date fair value of restricted stock granted in 2010.  We calculated these amounts in accordance with financial statement reporting rules, using the same assumptions as we used for financial statement reporting purposes.  Under these rules, the grant date fair value of each award equals the number of shares granted multiplied by the closing market price of our common stock on the grant date.  On December 16, 2009, our Compensation Committee approved a restricted stock award to each of our then-current non-employee directors of 23,000 shares with a grant date of January 4, 2010. The closing market price of our common stock on January 4, 2010, was $4.26.  These shares of restricted stock vested in full on December 31, 2010.  Ms. Alvarado forfeited all 23,000 of these shares of unvested restricted stock (as well as 60,000 vested stock options) in connection with her resignation from our Board in February 2010.

The following table shows the total number of shares of unvested restricted stock and total stock options held by each of our non-employee directors on December 31, 2010:

	Unvested Restricted	Stock Options Outstanding
Name	Stock Outstanding	Vested	Unvested
Current Directors
Charles L. Biggs	—	90,000	—
K. Dane Brooksher	—	90,000	—
Peter S. Hellman	—	55,000	—
R. David Hoover	—	98,000	—
Patrick J. Martin	—	98,000	—
Caroline Matthews	—	98,000	—
Wayne W. Murdy	—	98,000	—
Jan L. Murley	—	—	—
Michael J. Roberts	—	—	—
James A. Unruh	—	98,000	—
Anthony Welters	—	32,000	—
Former Director
Linda G. Alvarado	—	—	—

On January 3, 2011, each of our non-employee directors received a restricted stock award of 13,000 shares that vests in full on January 3, 2012, or upon a change in control (provided that, in the case of the closing of our pending merger with CenturyLink, the shares will vest only if the director does not continue as a director of CenturyLink).

In 2010, we cancelled 5,000 vested options held by Mr. Hellman upon the expiration of the options’ 10-year term.

(3)   Ms. Alvarado resigned from our Board on February 18, 2010.

On occasion, a non-employee director’s spouse or other family members may join that director on our corporate aircraft when the director is traveling to or from a Board, committee or stockholder meeting.  For 2010, the incremental cost, if any, of this use by any non-employee director or his or her family members did not exceed the $10,000 threshold for inclusion in the table above.

Director Compensation Plan

Upon recommendations of the Nominating and Governance Committee and the Compensation Committee, our Board approved our current non-employee director compensation plan in October 2007.  The Nominating and Governance Committee and Compensation Committee most recently reviewed the plan in December 2009 and decided not to recommend to the Board any changes to the plan.  The table below shows the compensation to which our non-employee directors are entitled:

Annual Retainer	$70,000
Meeting Fees	None
Additional Annual Retainer for Lead Director	$20,000
Additional Annual Retainer for Committee Members
Audit Committee	$10,000
Compensation Committee	$7,500
All Other Committees	$5,000
Additional Annual Retainer for Committee Chairpersons (paid instead of the Additional Annual Retainer for Committee Members described above)
Audit Committee	$20,000
Compensation Committee	$15,000
All Other Committees	$10,000
Annual Restricted Stock Award	$100,000 value	(1)
New Director Restricted Stock Award	None	(2)

(1) Each non-employee director receives an annual restricted stock award valued by us at $100,000 on the first trading day of each year.  Awards are granted under our Equity Incentive Plan and generally vest in full after one year or upon an earlier change in control, as defined in our Equity Incentive Plan and described below under “Grants of Plan-Based Awards in 2010 — Other Stock Awards.”  The actual number of shares of restricted stock granted is equal to $100,000 divided by the closing market price of our common stock on the date of grant and rounded to the nearest 1,000 shares.  The awards are forfeited to the extent they are not vested on a director’s removal or resignation from the Board.

(2) Any new non-employee director receives a prorated annual restricted stock award on the date on which he or she is elected to the Board.

Equity Award Practices

The grant date of each annual restricted stock award to non-employee directors is the first trading day of the year, and the grant date of each prorated restricted stock award to a new director is the date on which the director is appointed to the Board.  The 2010 annual restricted stock awards had a grant date of January 4, 2010, and were approved by the Compensation Committee on December 16, 2009.  The Compensation Committee may or may not possess material nonpublic information when it approves awards.  However, the Compensation Committee consistently acts only at a particular time of the year and does not try to achieve more advantageous grant dates in connection with the timing of the release of material nonpublic information.

Equity Compensation Plan for Non-Employee Directors

Under our Equity Compensation Plan for Non-Employee Directors, non-employee directors may elect, on a quarterly basis, to receive any or all of the amount of their annual directors’ fees and meeting fees in the form of shares of our common stock. None of our directors has made this election since the beginning of 2010.

Deferred Compensation Plan for Non-Employee Directors

Non-employee directors may defer all or any portion of their directors’ fees for an upcoming year under our Deferred Compensation Plan for Non-Employee Directors. A director’s election to defer fees must be made within 30 days of the director’s appointment to the Board (with respect to fees not yet earned) and thereafter on an annual basis in the year before the year in which the fees would otherwise be payable. Quarterly, we credit each participant’s account with a number of “phantom units” having a value equal to his or her deferred director fees. Each phantom unit has a value equal to one share of our common stock and is subject to adjustment for cash dividends payable to our stockholders as well as stock dividends and splits, consolidations and other transactions that affect the number of shares of our common stock outstanding. Subject to the terms of the plan, each participant’s account will be distributed as a lump sum as soon as practicable following his or her separation from service as a director. Amounts deferred before 2005 and earnings on those amounts are subject to the distribution options elected in advance by the participant and may be in the form of: (a) a lump-sum payment; (b) annual cash installments over periods up to 10 years; or (c) some other form selected by our Chief Administrative Officer (or his designee).

The table below shows the number of phantom equity units credited to accounts for our non-employee directors and the value of those units as of December 31, 2010:

Name	Number of Phantom Equity Units	Value of Phantom Equity Units(1)
Current Directors
Charles L. Biggs	55,798	$424,623
K. Dane Brooksher	164,974	$1,255,452
Peter S. Hellman	270,966	$2,062,051
R. David Hoover	75,698	$576,062
Patrick J. Martin	106,584	$811,104
Caroline Matthews	921	$7,009
Wayne W. Murdy	5,733	$43,628
Jan L. Murley	—	—
Michael J. Roberts	22,022	$167,587
James A. Unruh	83,510	$635,511
Anthony Welters	73,721	$561,017
Former Director
Linda G. Alvarado(2)	—	—

(1)   Value is calculated by multiplying the closing market price of our common stock on December 31, 2010 ($7.61), by the number of phantom equity units.

(2)   You can find information about the distribution of Ms. Alvarado’s phantom equity units above under the heading “Director Compensation Table.”

COMPENSATION COMMITTEE REPORT

This section of this Amendment No. 1 on Form 10-K/A will not be deemed incorporated by reference by any general statement incorporating by reference this Amendment No. 1 on Form 10-K/A into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed filed under these Acts.

The Compensation Committee has reviewed and discussed with management the section above entitled “Compensation Discussion and Analysis.”  Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2010.

Peter S. Hellman

Jan L. Murley

Michael J. Roberts

James A. Unruh, Chairperson

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The following current or former directors served on the Compensation Committee during some or all of 2010: Linda G. Alvarado; Peter S. Hellman; Jan L. Murley; Michael J. Roberts; and James A. Unruh.  None of these people has been an officer or employee of Qwest (including any of its subsidiaries) at any time.  During 2010, none of our executive officers served as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our Board or Compensation Committee.  We provide telecommunications services and related products and services in the ordinary course of business to entities beneficially owned by former Compensation Committee member Ms. Alvarado or persons related to her.  In 2010, these entities paid us at prevailing market rates approximately $342,000 for these products and services.  We believe the terms of these transactions are equally favorable to us as the terms we could receive from an independent third party.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP OF SHARES OF COMMON STOCK

The table below provides information about the beneficial ownership of shares of our common stock as of March 15, 2011 (except where another date is indicated), by:

•       each person known by us to beneficially own more than 5% of our common stock;

•       each director and nominee for director;

•       each of the named executive officers listed in the Summary Compensation Table in Item 11 above; and

•       all of our directors and executive officers as a group.

The information in this table is based on our records, information filed with the SEC and information provided to us. Unless otherwise noted, the business address of each person is 1801 California Street, Denver, Colorado 80202.

Name	Address	Amount and Nature of Beneficial Ownership(1)		Percent of Outstanding Shares(2)
5% Owners
BlackRock, Inc.	40 East 52nd Street	198,470,658	(3)	11.2%
	New York, NY 10022
Capital Research Global Investors	333 South Hope Street	191,910,000	(4)	10.9%
	Los Angeles, CA 90071
FMR LLC	82 Devonshire Street	178,768,805	(5)	10.1%
	Boston, MA 02109
State Street Corporation	One Lincoln Street	105,091,878	(6)	5.9%
	Boston, MA 02111
Directors and Named Executive Officers
Edward A. Mueller		6,798,183	(7)	*
Charles L. Biggs		167,250	(8)	*
K. Dane Brooksher		161,250	(9)	*
Peter S. Hellman		124,016	(10)	*
R. David Hoover		189,250	(11)	*
Patrick J. Martin		164,250	(12)	*
Caroline Matthews		189,250	(13)	*
Wayne W. Murdy		214,940	(14)	*
Jan L. Murley		62,500	(15)	*
Michael J. Roberts		37,750	(16)	*
James A. Unruh		174,250	(17)	*
Anthony Welters		62,250	(18)	*
Richard N. Baer		3,760,066	(19)	*
Joseph J. Euteneuer		2,534,732	(20)	*
Teresa A. Taylor		3,120,329	(21)	*
C. Daniel Yost		2,091,654	(22)	*
Directors and Executive Officers as a Group (18 persons)		21,806,571	(23)	1.2%

*    Less than one percent.

(1)           The number of shares beneficially owned by each entity or individual is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, each entity or individual is considered the beneficial owner of any shares as to which they have the sole or shared voting power or investment power. These persons are also deemed under the same rules to beneficially own any shares that they have the right to acquire as of March 15, 2011, or within 60 days from that date, through the exercise of stock options or other similar rights. Amounts also include, where applicable, shares of restricted stock and shares of stock held for the account of each person through our 401(k) plan and ESPP. None of our directors or executive officers has pledged as security any of the shares they beneficially own.  Unless otherwise indicated, each person has sole investment and voting power (or, under applicable marital property laws, shares these powers with his or her spouse) with respect to the shares shown in the table. Amounts do not include phantom equity units held under our deferred compensation plans.  Each phantom equity unit represents a cash value equal to the value of one share of our common stock. You can find more information about our directors’ phantom equity holdings in Item 11 above under the heading “Director Compensation — Deferred Compensation Plan for Non-Employee Directors.”

(2)           Ownership percentage is reported based on the shares of our common stock outstanding on March 15, 2011 (approximately 1.767 billion shares), plus, as to the holder thereof only and no other person, the number of shares (if any) that the person has the right to acquire as of March 15, 2011, or within 60 days from that date, through the exercise of stock options or other similar rights.

(3)           Beneficial ownership information is based on information contained in an Amendment No. 3 to Schedule 13G filed with the SEC on January 10, 2011, by BlackRock, Inc. on behalf of various of its subsidiaries. Blackrock reports that various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the reported shares.

(4)           Beneficial ownership information is based on information contained in an Amendment No. 3 to Schedule 13G filed with the SEC on February 10, 2011, by Capital Research Global Investors (“CRGI”).  CRGI reports that it is deemed to be the beneficial owner of the reported shares as a result of Capital Research and Management Company, of which CRGI is a division, acting as investment adviser to various registered investment companies.  CRGI expressly disclaims beneficial ownership of the reported shares.

(5)           Beneficial ownership information is based on information contained in an Amendment No. 10 to Schedule 13G filed with the SEC on February 14, 2011, by FMR LLC on behalf of itself and affiliated persons and entities. The schedule contains the following information regarding beneficial ownership of the shares: (a) Fidelity Management & Research Company (a wholly owned subsidiary of FMR LLC) is the beneficial owner of 149,340,868 shares. Edward C. Johnson III, FMR LLC and the Fidelity funds each has sole power to dispose of the 149,340,868 shares. Neither Edward C. Johnson III nor FMR LLC has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds; those shares are voted by the Boards of Trustees for the Fidelity funds; (b) Strategic Advisers, Inc. (a wholly owned subsidiary of FMR LLC) is the beneficial owner of 19,878 shares; (c) Pyramis Global Advisors, LLC (a wholly owned subsidiary of FMR LLC) is the beneficial owner of 3,779,295 shares.  Edward C. Johnson III and FMR LLC each has sole power to dispose of and sole power to vote or to direct the voting of the 3,779,295 shares;  (d) Pyramis Global Advisors Trust Company (a wholly owned subsidiary of FMR LLC) is the beneficial owner of 8,677,931 shares.  Edward C. Johnson III and FMR LLC each has sole power to dispose of the 8,677,931 shares and sole power to vote or direct the voting of 8,428,921 shares; (e) FIL Limited (“FIL”) (of which partnerships controlled predominantly by members of the Edward C. Johnson III family or by trusts for their benefit have voting rights with respect to approximately 39% of the voting power) is the beneficial owner of 16,950,833 shares; FMR LLC reports that it is of the view that the shares beneficially owned by FIL are not required to be aggregated with shares beneficially owned by FMR LLC for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended; FIL has sole power to dispose of the 16,950,833 shares, sole power to vote or direct the voting of 16,124,903 of the shares and no power to vote or direct the voting of 825,930 of the shares; (f) Members of the Edward C. Johnson III family are the predominant owners of shares of FMR LLC representing

49% of the voting power of FMR LLC and (g) Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the same of, the reported shares.

(6)                                  Beneficial ownership information is based on information contained in a Schedule 13G filed with the SEC on February 11, 2011, by State Street Corporation (“State Street”). State Street reports that it has shared voting and dispositive power with respect to the reported shares and expressly disclaims beneficial ownership of the reported shares.

(7)                                  Includes (a) 896,000 shares of unvested restricted stock and (b) 1,556,000 shares subject to options that are exercisable as of March 15, 2011, or within 60 days from that date.

(8)                                  Includes (a) 13,000 shares of unvested restricted stock and (b) 90,000 shares subject to options that are exercisable as of March 15, 2011, or within 60 days from that date.

(9)                                  Includes (a) 13,000 shares of unvested restricted stock and (b) 90,000 shares subject to options that are exercisable as of March 15, 2011, or within 60 days from that date.

(10)                            Includes (a) 13,000 shares of unvested restricted stock and (b) 55,000 shares subject to options that are exercisable as of March 15, 2011, or within 60 days from that date.

(11)                            Includes (a) 27,250 shares owned by Mr. Hoover’s spouse’s revocable trust of which Mr. Hoover expressly disclaims beneficial ownership, (b) 13,000 shares of unvested restricted stock and (c) 98,000 shares subject to options that are exercisable as of March 15, 2011, or within 60 days from that date.

(12)                            Includes (a) 13,000 shares of unvested restricted stock and (b) 98,000 shares subject to options that are exercisable as of March 15, 2011, or within 60 days from that date.

(13)                            Includes (a) 13,000 shares of unvested restricted stock and (b) 98,000 shares subject to options that are exercisable as of March 15, 2011, or within 60 days from that date.

(14)                            Includes (a) 690 shares held in trust accounts for the benefit of Mr. Murdy’s children of which Mr. Murdy’s spouse is trustee and of which Mr. Murdy expressly disclaims beneficial ownership, (b) 13,000 shares of unvested restricted stock and (c) 98,000 shares subject to options that are exercisable as of March 15, 2011, or within 60 days from that date.

(15)                            Includes 13,000 shares of unvested restricted stock.

(16)                            Includes 13,000 shares of unvested restricted stock.

(17)                            Includes (a) 13,000 shares of unvested restricted stock and (b) 98,000 shares subject to options that are exercisable as of March 15, 2011, or within 60 days from that date.

(18)                            Includes (a) 13,000 shares of unvested restricted stock and (b) 32,000 shares subject to options that are exercisable as of March 15, 2011, or within 60 days from that date.

(19)                            Includes 1,974,000 shares subject to options that are exercisable as of March 15, 2011, or within 60 days from that date.

(20)                            Includes 704,000 shares subject to options that are exercisable as of March 15, 2011, or within 60 days from that date.

(21)                            Includes 1,013,880 shares subject to options that are exercisable as of March 15, 2011, or within 60 days from that date.

(22)                            Includes 909,750 shares subject to options that are exercisable as of March 15, 2011, or within 60 days from that date.

(23)                            Includes (a) 1,119,000 shares of unvested restricted stock and (b) 7,268,380 shares subject to options that are exercisable as of March 15, 2011, or within 60 days from that date by our directors and executive officers as a group. Excludes 734 phantom equity units held under our deferred compensation plan by one of our executive officers who is not a named executive officer.  Each phantom equity unit represents a cash value equal to the value of one share of our common stock.

EQUITY COMPENSATION PLAN INFORMATION

We currently maintain 4 compensation plans under which shares of our common stock are authorized for issuance to employees and non-employees:

•                  our Equity Incentive Plan;

•                  our ESPP;

•                  our Nonqualified Employee Stock Purchase Plan; and

•                  our Equity Compensation Plan for Non-Employee Directors.

Our Equity Incentive Plan and ESPP have been approved by our stockholders. Our Nonqualified Employee Stock Purchase Plan and our Equity Compensation Plan for Non-Employee Directors, each of which is described in more detail below, have not been approved by our stockholders.

The following table provides information as of December 31, 2010, about outstanding options and rights under these plans and shares reserved for future issuance under these plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	50,158,589	$5.96	125,683,506	(2)
Equity compensation plans not approved by security holders	—	—	10,083,267	(3)
Total	50,158,589	$5.96	135,766,773

(1)                                  Includes 3,620,000 shares potentially issuable upon payout of performance shares, based on a maximum payout of 200%.  Payout could be 0 if specified total shareholder return targets are not met over the specified performance period.  The weighted-average exercise price shown in column (b) does not take these awards into account.  You can find more information about performance shares granted to our executives above under the heading “Grants of Plan-Based Awards in 2010 — Equity Incentive Plan Awards.”

(2)                                  Includes 121,988,234 shares available for future issuance under our Equity Incentive Plan and 3,695,272 shares available for future issuance under our ESPP. The number of shares available for future issuance under our Equity Incentive Plan is based on a formula. Our Equity Incentive Plan provides that the maximum total number of shares that may be issued under the plan at any time is equal to 10% of the total number of shares that are issued and outstanding at that time (determined as of the close of trading on the NYSE on the trading day immediately preceding that time), reduced by the number of shares subject to outstanding awards granted under the plan and outstanding options granted under any other plan or arrangement of Qwest or our subsidiaries (excluding the ESPP) at that time.  For purposes of this calculation, we assumed a maximum payout of 200% for outstanding performance shares.

(3)                                  Includes 10,000,000 shares available for future issuance under our Nonqualified Employee Stock Purchase Plan and 83,267 shares available for future issuance under our Equity Compensation Plan for Non-Employee Directors.

In 1997, our Board adopted an Equity Compensation Plan for Non-Employee Directors, under which directors who are not officers or employees of Qwest may receive shares of our common stock. Under the plan, eligible directors may elect on a quarterly basis to receive any or all of their annual and meeting fees for that quarter in shares of our common stock. With respect to each quarter for which an election is made, the total number of shares granted to the electing director equals the amount of the director’s total annual and meeting fees divided by the fair market value of our common stock on the last business day of that quarter. Shares issued under the plan are to be issued as soon as practicable after the end of each quarter.

In 2002, our Board adopted a Nonqualified Employee Stock Purchase Plan; however, we have not commenced any offers nor issued any shares of our common stock under the plan. If used, any employee of Qwest, or any employee of a subsidiary of Qwest that adopts the plan with Qwest’s consent, will be entitled to participate in the plan. The Nonqualified Employee Stock Purchase Plan will provide eligible employees with an opportunity to purchase shares of our common stock. The maximum number of shares of common stock that may be purchased under the Nonqualified Employee Stock Purchase Plan is, in the aggregate, 10,000,000. Under the plan, offers to purchase common stock will be made on the first day of each calendar month and last for a period of one calendar month, unless otherwise determined by the

Compensation Committee. An eligible employee may participate in any offer under the plan by authorizing payroll deductions of up to 15% of his or her base salary and commissions paid per pay period. Amounts withheld will be held for the credit of the participant as part of our general funds and will not accrue interest. On the last day of each calendar month, the entire account balance of a participating employee will be applied to purchase shares of our common stock at a purchase price equal to 85% of the fair market value of the common stock on the last trading day of that month. In no event will an employee be permitted to purchase more than 20,000 shares of common stock through the plan in any single offer. Participants may not transfer shares of common stock purchased under the plan until after the last day of the sixth month following the month in which the shares were purchased. We have the right to terminate or amend the plan at any time. If not previously terminated by our Board, the plan will terminate on the date as of which participants have purchased a number of shares equal to or greater than the number of shares then subject to the plan.

PENDING CHANGE IN CONTROL

As noted in the Explanatory Note above, on April 21, 2010, we entered into a merger agreement whereby CenturyLink will acquire us in a tax-free, stock-for-stock transaction. Under the terms of the agreement, our stockholders will receive 0.1664 shares of CenturyLink common stock for each share of our common stock they own at closing. Based on our and CenturyLink’s number of outstanding shares as of the date of the merger agreement, at closing CenturyLink shareholders are expected to own approximately 50.5% and our stockholders are expected to own approximately 49.5% of the combined company. On July 15, 2010, we received notification from the Department of Justice and the Federal Trade Commission that we received early termination of the waiting period under the Hart-Scott-Rodino Act, and as such have clearance from a federal antitrust perspective to proceed with the merger. On August 24, 2010, stockholders of each company approved all proposals relating to the merger. We have also received the necessary regulatory approvals from the Federal Communications Commission and almost all of the required state public service and public utility commissions.  While the timing of the receipt of regulatory approvals cannot be predicted with certainty, we currently expect to receive all required approvals in the first quarter and are planning toward an April 1, 2011, closing date. Completion of this transaction remains subject to customary closing conditions. If the merger agreement is terminated under certain circumstances, we may be obligated to pay CenturyLink a termination fee of $350 million.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PERSON TRANSACTIONS

Related Person Transactions

We provide telecommunications services and related products and services in the ordinary course of business to several entities or persons that are considered “related persons” to us under SEC rules.  In 2010, FMR LLC and BlackRock, Inc. (each of which has reported that it beneficially owns more than 5% of our common stock) or their respective affiliates paid us at prevailing market rates approximately $310,000 and $890,000, respectively, for these products and services.  As described in Item 11 above under the heading “Compensation Committee Interlocks and Insider Participation,” in 2010 entities beneficially owned by our former director Linda G. Alvarado or persons related to her paid us at prevailing market rates approximately $342,000 for these products and services.  We believe the terms of these transactions are equally favorable to us as the terms we could receive from an independent third party.

We also provide telecommunications services and related products and services in the ordinary course of business to: Ball Corporation, where our director R. David Hoover serves as Chairman and served as Chief Executive Officer until January 2011; and UnitedHealth Group, where our director Anthony Welters serves as Executive Vice President and President of the Public and Senior Markets Group.  Our relationships with these companies are solely business relationships, in which these directors have or had no direct or indirect material interest.  We believe the terms of these transactions are equally favorable to us as the terms we could receive from an independent third party.

We pay administrative fees and certain employee healthcare costs in the ordinary course of business to United Healthcare, which provides health benefit plans to some of our employees.  Our director Anthony Welters serves as

Executive Vice President and President of the Public and Senior Markets Group of UnitedHealth Group, which is the parent company of United Healthcare.  Our relationship with United Healthcare is solely a business relationship, in which Mr. Welters has no direct or indirect material interest.  We believe the terms of these transactions are equally favorable to us as the terms we could receive from an independent third party.

Review and Approval of Related Person Transactions

Under the Audit Committee’s charter, the Audit Committee is responsible for reviewing and approving related person transactions in cases where the rates and other material terms of these transactions are not generally available to other third parties.  It is management’s practice that, when Qwest proposes to enter into a related person transaction, our legal department or other employees who are involved with the proposed transaction review the transaction’s rates and other material terms to verify whether they are generally available to other third parties.  In making this determination, management considers all relevant facts and circumstances.  This review may include an analysis of similar transactions with similarly situated but unrelated third parties.  If management determines the rates or other material terms are not generally available to other third parties, then the transaction is presented to the Audit Committee for its review and approval.  The Audit Committee reviews the transaction in light of all relevant facts and circumstances and makes a determination as to whether in its view the transaction is reasonable and fair to our stockholders.  Management may also provide a recommendation to the Audit Committee with respect to approval of the transaction.  Related person transactions may come to our attention through a variety of sources, including from the related person or our employees who are involved with the transaction or from searches of our accounting and reporting systems.

With respect to each of the transactions described above that was entered into during 2010, we determined that the rates and other material terms of the transaction are or were generally available to other third parties.  As such, the Audit Committee was not required to, and did not, review or approve these transactions.

DIRECTOR INDEPENDENCE

Our common stock is listed on the NYSE.  As such, we are subject to the NYSE’s director independence standards.  In accordance with these standards and our Governance Guidelines, in determining independence the Board affirmatively determines whether a director has a “material relationship” with Qwest that would compromise his or her independence from management or would cause him or her to fail to meet the NYSE’s specific independence criteria. When assessing the “materiality” of a director’s relationship with Qwest, the Board considers all relevant facts and circumstances, not merely from the director’s standpoint, but from that of the persons or organizations with which the director has an affiliation, and, where applicable, the frequency and regularity of the services, and whether the services are being carried out at arm’s length in the ordinary course of business. Material relationships can include commercial, consulting, charitable, familial and other relationships. A relationship is not material if, in the Board’s judgment, it is not inconsistent with the NYSE’s director independence standards and it does not compromise a director’s independence from management.

Applying these standards, the Board has determined that each of our current directors, other than Edward A. Mueller, qualifies as independent.  The Board also determined that former director Linda G. Alvarado, who served as a director until February 2010, qualified as independent while she was a director.  As a result of these determinations, at all times since the beginning of 2010, our Board has been composed of a majority of independent directors, and the Board’s Audit Committee, Nominating and Governance Committee and Compensation Committee have consisted entirely of independent directors.  The Board has also determined that each member of our Audit Committee qualifies as independent under the SEC’s heightened independence standards for audit committee members.  In making these determinations, the Board considered the relationships described above under the heading “Related Person Transactions.” We may also provide to the Board information about other relationships between us and our directors even though those relationships are not required to be disclosed as related person transactions and do not otherwise impact independence.  We provide this material for informational purposes only, and the Board does not consider this information in making its independence determinations.  For example, former director Linda G. Alvarado serves at our request on the board of directors of one of our wholly owned subsidiaries, Qwest Foundation.

Our independent directors meet in executive session, without any management personnel or non-independent directors present, at least 4 times in each calendar year.  Our lead independent director (currently Patrick J. Martin) chairs these sessions.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) and (b). Exhibits required by Item 601 of Regulation S-K:

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
(2.1)

Agreement and Plan of Merger, dated April 21, 2010, by and among Qwest Communications International Inc., CenturyLink, Inc. (formerly known as CenturyTel, Inc.) and SB44 Acquisition Company (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on April 22, 2010, File No. 001-15577).

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

Exhibit Number	Description
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
(10.2)

Forms of restricted stock, performance share and option agreements used under Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, Annual Report on Form 10-K for the year ended December 31, 2005, Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Annual Report on Form 10-K for the year ended December 31, 2006, Current Report on Form 8-K filed on September 12, 2008, Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-15577).*

(10.3)

Deferred Compensation Plan, as amended (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, and Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15577).*

(10.4)

Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*

(10.5)

Deferred Compensation Plan for Nonemployee Directors, as amended and restated, and Amendment to Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on December 16, 2005 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577) .*

(10.6)	2011 Qwest Management Bonus Plan Summary (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 23, 2011, File No. 001-15577).*

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

Exhibit Number	Description
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

(10.17)

Form of Severance Agreement, effective as of December 10, 2008, by and between Qwest Communications International Inc. and each of Richard N. Baer, Teresa A. Taylor and C. Daniel Yost (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 15, 2008, File No. 001-15577).*

(10.18)

Letter, dated August 19, 2008, from Qwest to Richard N. Baer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 20, 2008, File No. 001-15577).*

(10.19)

Severance Agreement, dated September 12, 2008, by and between Qwest Communications International Inc. and Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on September 12, 2008, File No. 001-15577).*

(10.20)

Letter, dated September 12, 2008, from Qwest to Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on September 12, 2008, File No. 001-15577).*

(10.21)

Letter, dated August 19, 2009, from Qwest to Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 21, 2009, File No. 001-15577).*

(10.22)

Letter, dated September 4, 2009, from Qwest to Teresa A. Taylor (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on September 8, 2009, File No. 001-15577).*

(10.23)

Letter, dated August 19, 2008, from Qwest to C. Daniel Yost (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*

(10.24)

Severance Agreement, dated August 26, 2009, by and between Qwest Communications International Inc. and Christopher K. Ancell (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-15577).*

(10.25)

Letter, dated September 4, 2009, from Qwest to Christopher K. Ancell (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-15577).*

(10.26)

Severance Agreement, dated July 28, 2003, by and between Bill Johnston and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.27)

Amendment to Severance Agreement, dated as of April 24, 2006, by and between Bill Johnston and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

Exhibit Number	Description
(10.28)

Form of Amendment Agreement, dated as of December 20, 2010, by and between Qwest Communications International Inc. and each of Edward A. Mueller, Richard N. Baer, Joseph J. Euteneuer, Teresa A. Taylor, C. Daniel Yost, Christopher K. Ancell and R. William Johnston (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010).*

(12)	Calculation of Ratio of Earnings to Fixed Charges (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010).

(21)	Subsidiaries of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010).

(23)	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010).

(24)	Power of Attorney (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010).

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010).

(99.1)	Quarterly Segment Income (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010).

(99.2)	Quarterly Statements of Operations (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010).

(101)

Financial statements from the Annual Report on Form 10-K of Qwest Communications International Inc. for the year ended December 31, 2010, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ (Deficit) Equity and Comprehensive Income (Loss) and (v) the Notes to the Consolidated Financial Statements (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on March 24, 2011.

QWEST COMMUNICATIONS INTERNATIONAL INC.,
A DELAWARE CORPORATION

By:	/S/ R. WILLIAM JOHNSTON
R. William Johnston
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of March, 2011.

Signature	Title

/S/ EDWARD A. MUELLER
Edward A. Mueller	Director, Chairman and Chief Executive Officer (Principal Executive Officer)
/S/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

*	Director
Charles L. Biggs

*	Director
K. Dane Brooksher

*	Director
Peter S. Hellman

*	Director
R. David Hoover

*	Director
Caroline Matthews

*	Director
Patrick J. Martin

*	Director
Wayne W. Murdy

*	Director
Jan L. Murley

*	Director
Michael J. Roberts

*	Director
James A. Unruh

*	Director
Anthony Welters

*By:	/S/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer As Attorney-In-Fact