Form 10-Q
period 2011-03-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2011-05-06
CIK 1037949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-15577

QWEST COMMUNICATIONS INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1339282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 CenturyLink Drive, Monroe, Louisiana	71203
(Address of principal executive offices)	(Zip Code)

(318) 388-9000

(Registrant’s telephone number, including area code)

N/A

(Former name and former fiscal year, if changed since last report)

1801 California Street, Denver, Colorado 80202

(Former address, if changed since last report)

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF CENTURYLINK, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

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

On May 2, 2011, 1,000 shares of Qwest Communications International Inc. common stock were outstanding.

* All references to “Notes” in this quarterly report refer to these Notes to Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Qwest Communications International Inc.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended March 31,
	2011	2010
	(Dollars in millions except per share amounts, shares in thousands)

OPERATING REVENUES	$2,846	2,966
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,178	1,247
Selling, general and administrative	556	606
Depreciation and amortization	533	545

Total operating expenses	2,267	2,398

OPERATING INCOME	579	568
OTHER INCOME (EXPENSE), NET
Interest expense, net	(227)	(279)
Loss on early retirement of debt	—	(42)
Other income, net	5	—

Total other income (expense), net	(222)	(321)

INCOME BEFORE INCOME TAX EXPENSE	357	247
Income tax expense	146	209

NET INCOME	$211	38

DIVIDENDS PER COMMON SHARE	$0.08	—
BASIC EARNINGS PER COMMON SHARE	$0.12	0.02
DILUTED EARNINGS PER COMMON SHARE	$0.12	0.02

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	1,761,149	1,719,148
WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	1,775,729	1,739,405

See accompanying notes to consolidated financial statements.

Qwest Communications International Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended March 31,
	2011	2010
	(Dollars in millions)
NET INCOME	$211	38

OTHER COMPREHENSIVE INCOME , NET OF TAX
Derivative instruments:
Interest rate swaps	—	(1)
Defined benefit pension and postretirement plans, net of $4 and $7 tax	7	5
Unrealized loss on investments	—	(2)

Net change in other comprehensive income, net of tax	7	2

COMPREHENSIVE INCOME	$218	40

See accompanying notes to consolidated financial statements.

Qwest Communications International Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2011	December 31, 2010
	(Dollars in millions, shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$424	372
Accounts receivable, less allowance of $80 and $83	1,188	1,264
Deferred income taxes, net	159	234
Other	342	360

Total current assets	2,113	2,230

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	47,551	47,407
Accumulated depreciation	(35,886)	(35,550)

Net property, plant and equipment	11,665	11,857
OTHER ASSETS
Capitalized software, net	887	888
Deferred income taxes, net	1,616	1,686
Other	568	559

Total other assets	3,071	3,133

TOTAL ASSETS	$16,849	17,220

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$2,422	1,089
Accounts payable	908	1,033
Accrued expenses and other liabilities
Salaries and benefits	429	553
Other taxes	289	262
Interest	200	219
Other	158	155
Deferred revenue, advance billings and customer deposits	535	551

Total current liabilities	4,941	3,862
LONG-TERM DEBT, NET	9,355	10,858

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue	447	459
Benefit plan obligations, net	2,962	2,979
Other deferred credits	704	717

Total deferred credits and other liabilities	4,113	4,155

Commitments and contingencies (Note 12)

STOCKHOLDERS’ DEFICIT
Preferred stock—$1.00 par value, 200 million shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,795,469 and 1,792,145 shares issued, respectively	18	18
Paid-in capital	42,303	42,285
Treasury stock—27,866 and 27,841 shares, respectively (including 22 shares held in rabbi trust for both periods)	(157)	(157)
Accumulated other comprehensive loss, net of tax	(369)	(376)
Accumulated deficit	(43,355)	(43,425)

Total stockholders’ deficit	(1,560)	(1,655)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,849	17,220

See accompanying notes to consolidated financial statements.

Qwest Communications International Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2011	2010
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$211	38
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	533	545
Deferred income taxes	145	205
Loss on early retirement of debt	—	42
Share-based compensation	4	11
Changes in current assets and current liabilities:
Receivables	80	48
Accounts payable	(71)	(37)
Income tax receivable and other accrued taxes	31	53
Other current assets and other current liabilities, net	(117)	(159)
Decrease in other noncurrent liabilities	(58)	(56)
Other, net	19	32

Net cash provided by operating activities	777	722

INVESTING ACTIVITIES
Payments for property, plant and equipment	(410)	(387)
Purchases of investment securities	—	(657)
Other	2	1

Net cash used in investing activities	(408)	(1,043)

FINANCING ACTIVITIES
Payments of debt	(203)	(1,495)
Net proceeds from issuance of long-term debt	—	775
Proceeds from issuances of common stock	14	11
Cash dividends	(141)	(138)
Early retirement of debt costs	—	(40)
Other	13	(2)

Net cash used in financing activities	(317)	(889)

Net increase (decrease) in cash and cash equivalents	52	(1,210)
Cash and cash equivalents at beginning of period	372	2,406

Cash and cash equivalents at end of period	$424	1,196

Supplemental cash flow information:
Income taxes refunded	$1	—
Interest paid (net of capitalized interest of $5 million and $4 million)	$(236)	(313)

See accompanying notes to consolidated financial statements.

Qwest Communications International Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Three months ended March 31,
	2011	2010
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$18	17

Balance at end of period	18	17

PAID-IN CAPITAL
Balance at beginning of period	42,285	42,269
Stock options exercised	11	2
Employee stock purchase plan	3	3
401(k) plan trustee discretionary purchases	—	7
Share-based compensation	4	13

Balance at end of period	42,303	42,294

TREASURY STOCK
Balance at beginning of period	(157)	(22)
Purchase of treasury stock	—	(7)

Balance at end of period	(157)	(29)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance at beginning of period	(376)	(489)
Other comprehensive income, net of tax	7	2

Balance at end of period	(369)	(487)

ACCUMULATED DEFICIT
Balance at beginning of period	(43,425)	(42,953)
Net income	211	38
Cash dividends declared - $0.08 and $0.00 per share, respectively	(141)	—

Balance at end of period	(43,355)	(42,915)

TOTAL STOCKHOLDERS’ DEFICIT	$(1,560)	(1,120)

See accompanying notes to consolidated financial statements.

Qwest Communications International Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Unless the context requires otherwise, references in this report to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Communications International Inc. and its consolidated subsidiaries, and references in this report to “QCII” refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

(1) Basis of Financial Reporting

Our consolidated balance sheet as of December 31, 2010, which was derived from our audited financial statements, and our unaudited interim consolidated financial statements as of and for the three months ended March 31, 2011 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. We believe that the disclosures made are adequate such that the information presented is not misleading. These statements include all normal recurring adjustments that are necessary, in our opinion, to fairly present our consolidated statements of income, financial position and cash flows as of March 31, 2011 and for all periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

During the first quarter of 2011, we changed the definitions we use to classify expenses as cost of services and products and selling, general and administrative, and as a result, certain expenses in our consolidated statements of income for the three months ended March 31, 2010 have been reclassified. We made these changes so that our expense classifications are more consistent with the expense classifications used by our new parent company, CenturyLink, Inc. (“CenturyLink”). Our new definitions of these expenses are as follows:

•

Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which are third-party telecommunications expenses we incur for using other carriers’ networks to provide services to our customers); all rents and utilities expenses; equipment sales expenses (such as data integration and modem expenses); charges for universal service funds (“USF”) (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things, and to which we are often required to contribute); and other expenses directly related to our network operations (such as outsourced services).

•

Selling, general and administrative expenses are expenses incurred in selling products and services to our customers, corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; taxes (such as property and other taxes) and fees; external commissions; bad debt expense; and other selling, general and administrative expenses (such as outsourced services).

These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. These changes resulted in the reclassification of $306 million from selling, general and administrative expenses to cost of services and products for the three months ended March 31, 2010, and primarily relate to employee related expenses, USF charges and rents and utilities.

We have reclassified certain prior year balance sheet amounts presented in our Annual Report on Form 10-K for the year ended December 31, 2010. We made these changes so that the classifications of our assets and liabilities are more consistent with the asset and liability classifications used by our new parent company, CenturyLink. We reclassified the following liabilities: $241 million from accrued expenses and other current liabilities, $109 million from benefit plan obligations, net, $232 million to accounts payable, and $118 million to other deferred credits. We also reclassified the following assets: $63 million to net property, plant and equipment and $59 million from capitalized software, net. These asset and liability classifications may not be comparable to those of other companies.

We also have reclassified certain prior period segment revenues and expense amounts presented in our Quarterly Report on Form 10-Q for the three months ended March 31, 2010 to conform to the current period segment presentation.

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that our estimates, judgments and assumptions are reasonable, based on information available at the time they were made, with respect to accounting for items and matters such as, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, pension, post-retirement and other post-employment benefits, taxes, certain liabilities and other provisions and contingencies. These estimates, judgments and assumptions can affect the reported amounts of assets, liabilities and components of stockholders’ deficit as of the dates of the consolidated balance sheets, as well as the reported amounts of revenues, expenses and components of cash flows during the periods presented in our consolidated statements of income and our consolidated statements of cash flows. We also make estimates, judgments and assumptions in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 9—Income Taxes and Note 12—Commitments and Contingencies for additional information.

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

Our revenues, cost of services and products and selling, general and administrative expenses included taxes and surcharges accounted for on a gross basis of $96 million and $101 million for the three months ended March 31, 2011 and 2010, respectively.

Capitalized software is shown net of accumulated amortization on our consolidated balance sheets. Accumulated amortization was $1.795 billion and $1.741 billion as of March 31, 2011 and December 31, 2010, respectively.

Recent accounting pronouncements.  In September 2009, an accounting standard update regarding revenue recognition for multiple deliverable arrangements was issued. This update requires the use of the relative selling price method when allocating revenues in these types of arrangements. This method requires a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update was effective for us on January 1, 2011, and we have adopted it prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. This standard update has not and will not have a material impact on our consolidated financial statements.

(2) Events Associated with the CenturyLink Acquisition

On April 1, 2011, we became a wholly owned subsidiary of CenturyLink in a tax-free, stock-for-stock transaction. The combined company’s increased scale and financial strength will enable it to deliver a broader range of communications services to customers. As a result of the acquisition, each share of Qwest stock outstanding at March 31, 2011 was converted into 0.1664 shares of CenturyLink common stock, with cash paid in lieu of fractional shares. The estimated aggregate consideration is approximately $12.282 billion based on:

•	the number of CenturyLink common stock issued to consummate the acquisition of 294 million;
•	the closing stock price of CenturyLink common stock as of March 31, 2011 of $41.55;
•	the estimated pre-combination portion of share-based compensation awards assumed by CenturyLink of $61 million; and
•	cash paid in lieu of the issuance of fractional shares of $5 million.

The premium paid in this transaction is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect CenturyLink and its consolidated subsidiaries, including us, to realize.

Our results of operations will be included in the consolidated results of operations of CenturyLink beginning April 1, 2011. CenturyLink will account for its acquisition of us under the acquisition method of accounting, which will result in the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, with the excess purchase price being recognized as goodwill. None of the goodwill associated with this transaction is deductible for income tax purposes. The allocation of the purchase price to the assets acquired and liabilities assumed (and the related estimated lives of depreciable tangible and identifiable intangible assets) will require a significant amount of judgment. Such allocation of the purchase price (including the assignment of goodwill to reporting units) will be determined based upon analysis currently being performed, which is expected to be complete no later than April 1, 2012. The recognition of assets and liabilities at fair value will be reflected in our financial statements and therefore will result in a new basis of accounting for the “successor period” beginning on April 1, 2011. This new basis of accounting means that our financial statements for the successor periods will not be comparable to our previously reported financial statements, including the financial statements in this report.

We expect cash and cash equivalents, auction rate securities, accounts receivable and accounts payable to equal their current carrying value. For additional information on the fair value of our long-term notes, including current portion, see Note 4 – Fair Value Disclosure.

The following is a preliminary allocation of the purchase price based on currently available information. The final identification of all the intangible assets acquired and the purchase price allocation may be significantly different than that reflected below (dollars in millions).

Current assets	$1,994
Net property, plant and equipment	11,665
Identifiable intangible assets
Customer relationship	2,200
Other	400
Other non-current assets	1,240
Current liabilities, excluding the current portion of long-term debt	(2,360)
Current portion of long-term debt	(2,422)
Long-term debt	(10,242)
Other long-term liabilities	(2,830)
Goodwill	12,637

Total merger consideration	$12,282

As of March 31, 2011, we had recognized $42 million of expenses associated with our activities surrounding the CenturyLink acquisition, including $3 million incurred during the three months ended March 31, 2011. We have not recognized certain other expenses that were contingent on completion of the acquisition, including $35 million for financial advisory fees and a yet to be determined amount of compensation expense comprised of retention bonuses, severance and share-based compensation for share-based awards that vested in connection with the acquisition. These contingent expenses will be disclosed in the notes to or included in our consolidated financial statements commencing in the second quarter of 2011 as part of goodwill. The final amounts of compensation associated with the CenturyLink acquisition is partially dependent upon personnel decisions that continue to be made as part of the continuing integration. These amounts may be material.

CenturyLink has cash management arrangements between certain of its subsidiaries, including us, under which the majority of our cash balance is transferred on a daily basis to CenturyLink.

(3) Earnings Per Common Share

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

The following is a reconciliation of the number of shares used in the basic and diluted earnings per common share computations for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
	(Dollars in millions except per share amounts, shares in thousands)

Net income allocated to common shareholders	$211	38

Basic weighted average shares outstanding	1,761,149	1,719,148
Dilutive effect of options with strike prices equal to or less than the average price of our common stock during the period, calculated using the treasury stock method	11,191	2,412
Dilutive effect of performance shares	3,389	17,845

Diluted weighted average shares outstanding	1,775,729	1,739,405

Earnings per common share:
Basic	$0.12	0.02
Diluted	$0.12	0.02

We had weighted average unvested restricted stock grants outstanding of approximately 4 million shares and 12 million shares during the three months ended March 31, 2011 and 2010, respectively. These shares and an immaterial amount of net income allocated to such unvested shares were excluded from the basic and diluted earnings per common share calculations for the three months ended March 31, 2011 and 2010.

The following is a summary of the securities that potentially could have diluted basic earnings per common share, but were excluded from the computations of diluted earnings per common share for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
	(Shares in thousands)
Outstanding options to purchase common stock excluded because the strike prices of the options exceeded the average price of common stock during the period	5,307	43,595
Outstanding options to purchase common stock excluded because the market-based vesting conditions were not met	2,083	2,083
Other outstanding instruments excluded because the impact would have been antidilutive	8	209

(4) Fair Value Disclosure

Our financial instruments consisted of cash and cash equivalents, auction rate securities, accounts receivable, accounts payable and long-term notes including the current maturities. The carrying values of the following items approximate their fair values: cash and cash equivalents, auction rate securities, accounts receivable and accounts payable. The carrying value of our long-term notes, including the current maturities, reflects original cost net of unamortized discounts and other and was $11.408 billion and $11.583 billion as of March 31, 2011 and December 31, 2010, respectively. For additional information, see Note 6—Debt.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the Financial Accounting Standards Board.

The table below presents the fair values for auction rate securities and long-term notes including the current maturities, as well as the input levels used to determine these fair values as of March 31, 2011 and December 31, 2010:

		Fair Value As Of
	Level	March 31, 2011	December 31, 2010
		(Dollars in millions)
Assets:
Auction rate securities	3	$92	92

Total assets		$92	92

Liabilities:
Long-term notes, including the current maturities	2	$12,292	12,480

Total liabilities		$12,292	12,480

The three levels of the fair value hierarchy are as follows:

Input Level	Description of Input
Level 1	Observable inputs such as quoted market prices in active markets.
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3	Unobservable inputs in which little or no market data exists.

We determined the fair value of our auction rate securities using a probability-weighted discounted cash flow model that takes into consideration the weighted average of the following factors as of March 31, 2011 and December 31, 2010, respectively:

•	coupon rate of 5.49% and 5.44%;

•	probability that we will be able to sell the securities in an auction or that the securities will be redeemed early of 75.43% and 75.23%;

•	probability that a default will occur of 20.72% and 20.98% with a related recovery rate of 55.00% for both periods; and

•	discount rate of 7.88% and 7.81%.

We determined the fair values of our long-term notes including the current maturities based on the average of market bids received from certain investment banks that are considered knowledgeable about market transactions in our notes.

The table below presents a rollforward of our auction rate securities valued using Level 3 inputs for the three months ended March 31, 2011:

Auction Rate Securities
(Dollars in millions)
Balance at December 31, 2010	$92
Transfers into (out of) Level 3	—
Additions	—
Dispositions and settlements	—
Realized and unrealized (losses) gains:
Included in other income (expense), net	—
Included in other comprehensive income	—

Balance at March 31, 2011	$92

(5) Investments

As of March 31, 2011, our investments included auction rate securities, which were classified as noncurrent, available-for-sale investments at their estimated fair value on our consolidated balance sheets. We recorded an immaterial amount of unrealized gains and losses on these auction rate securities for the three months ended March 31, 2011 and 2010, respectively. Our auction rate securities were transferred to CenturyLink in April 2011.

The following table summarizes our balance of these auction rate securities, the cumulative net unrealized loss, net of deferred income taxes, related to these securities and the cost basis of these securities as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(Dollars in millions)

Auction rate securities – fair value	$92	92
Classification	Noncurrent, available-for-sale investments
Balance sheet location (reported at estimated fair value)	Other noncurrent assets
Cumulative net unrealized loss, net of deferred income taxes	$16	16
Auction rate securities – cost basis	$120	120

These unrealized losses were recorded in accumulated other comprehensive loss on our consolidated balance sheets. We considered the decline in fair value to be a temporary impairment because we believed it was more likely than not that we would ultimately recover the entire $120 million cost basis, in part because the securities were rated investment grade, the securities were collateralized, we intended to and had the ability to hold the securities until they recovered and the issuers continued to make required interest payments. Prior to August 2007, we invested in these securities for short periods of time as part of our cash management program. However, the state of the credit markets had prevented us and other investors from liquidating holdings of these securities in auctions since the third quarter of 2007.

These auction rate securities have stated maturities between 2033 and 2036.

(6) Debt

As of March 31, 2011 and December 31, 2010, our long-term debt, net of unamortized discounts and other, consisted of the following:

	March 31, 2011	December 31, 2010
	(Dollars in millions)
Current maturities of long-term debt
Long-term notes	$2,325	1,004
Long-term capital lease and other obligations	97	85

Total current maturities of long-term debt	2,422	1,089

Long-term debt, net
Long-term notes, net	9,083	10,579
Long-term capital lease and other obligations, net	272	279

Total long-term debt, net	$9,355	10,858

We were in compliance with all provisions and covenants of our debt as of March 31, 2011.

In February 2011, our wholly owned subsidiary, Qwest Capital Funding, Inc. (“QCF”) paid at maturity the $179 million aggregate principal amount of its 7.25% Notes due 2011.

Until April 1, 2011, we had a revolving credit facility, which made available to us $1.035 billion of additional credit subject to certain restrictions. That credit facility was terminated in conjunction with the CenturyLink acquisition. In January 2011, CenturyLink entered into a new four-year revolving credit facility (the “Credit Facility”) that allows CenturyLink to borrow up to $1.700 billion for the general corporate purposes of itself and its subsidiaries. Up to $400 million of the Credit Facility can be used for letters of credit. Interest is assessed on borrowings using the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 0.5% and 2.5% per annum depending on the type of loan and CenturyLink’s current senior unsecured long-term debt rating. As of April 29, 2011, CenturyLink had $1.639 billion available under the Credit Facility. QCII and QSC are guarantors of the Credit Facility.

(7) Severance and Restructuring

Our severance expenses are included in selling, general and administrative and cost of services and products expenses in our consolidated statements of income. We have not included any severance expenses in our segment expenses. Our severance liability is included in salaries and benefits within accrued expenses and other current liabilities in our consolidated balance sheets.

During 2004 and previous years, as part of our ongoing efforts to evaluate our operating costs, we established restructuring programs, which included workforce reductions, consolidation of excess facilities, and restructuring of certain business functions. As of March 31, 2011, the remaining restructuring reserve for these programs related to leases for real estate that we ceased using in prior periods and consisted of our estimates of amounts to be paid for these leases in excess of our estimates of any sublease revenues we may collect. We expect this reserve will be used over the remaining lease terms, which range from 0.5 to 14.8 years, with a weighted average of 11.8 years.

As of March 31, 2011 and December 31, 2010, the restructuring reserve was $15 million and $17 million, respectively, and the long-term portion was $155 million and $159 million, respectively. The remaining reserve balances are included on our consolidated balance sheets in other accrued expenses and other liabilities for the current portion and other deferred credits for the long-term portion. The provisions, reversals, and adjustments are included in selling, general and administrative expenses in our consolidated statements of income. We have not included any restructuring expenses in our segment expenses.

The following table presents the details of our real estate restructuring reserves and severance expense for the three months ended March 31, 2011:

	Real Estate Restructuring	Severance
	(Dollars in millions)
Balance at December 31, 2010	$176	29
Provisions	—	3
Utilizations	(6)	(12)
Reversals and adjustments	—	—

Balance at March 31, 2011	$170	20

(8) Employee Benefits

The components of net periodic benefits expense for our pension, non-qualified pension and post-retirement benefit plans for the three months ended March 31, 2011 and 2010 are detailed below:

	Three months ended March 31,
	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2011	2010	2011	2010	2011	2010
	(Dollars in millions)
Net periodic benefits expense:
Service cost	$14	15	—	—	2	2
Interest cost	104	112	—	1	41	46
Expected return on plan assets	(133)	(140)	—	—	(13)	(15)
Recognized prior service cost	(6)	(6)	—	—	(24)	(25)
Recognized net actuarial loss	31	32	—	—	10	10

Total net periodic benefits expense	$10	13	—	1	16	18

The net periodic benefits expense for our pension, non-qualified pension and post-retirement benefit plans is included in cost of services and products and selling, general and administrative expenses in our consolidated statements of income.

(9) Income Taxes

The CenturyLink acquisition will cause an “Ownership Change” within the meaning of Section 382 of the Internal Revenue Code. As a result, CenturyLink’s ability to use our accumulated NOLs and certain other tax attributes to reduce consolidated future federal and state taxable income will be subject to annual limits imposed by Section 382. Despite this, our evaluations indicate that we expect to realize all federal NOLs and certain other deferred tax attributes prior to their respective expirations. Thus, we have made no adjustments to our valuation allowances to reflect limitations imposed by virtue of the acquisition.

Included in income tax expense for the first quarter of 2010 is a $113 million charge related to the change in the tax treatment of the Medicare Part D subsidy as a result of the comprehensive health care reform legislation enacted in March 2010.

(10) Share-Based Compensation

We recognize as compensation expense our cost of awarding employees with equity instruments by allocating the fair value of the award on the grant date over the period during which the employee is required to provide service in exchange for the award.

We adopted an Equity Incentive Plan (“EIP”) on June 23, 1997. The EIP was most recently amended and restated on May 23, 2007. The EIP permitted the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants to selected eligible employees, consultants and non-employee members of our Board of Directors. The Compensation and Human Resources Committee of our Board of Directors, or its delegate, approved the granting and terms of all awards under the EIP (including the exercise prices for stock options). The maximum number of shares of our common stock that could be issued under the EIP at any time pursuant to awards was equal to 10% of the aggregate number of our common shares issued and outstanding reduced by the aggregate number of options and other awards then outstanding under the EIP or otherwise. Issued and outstanding shares were determined as of the close of trading on the New York Stock Exchange on the preceding trading day. As of March 31, 2011, approximately 177 million shares of our common stock were authorized for grant under the EIP, and approximately 125 million shares were available for future issuance under the EIP. CenturyLink assumed all outstanding equity awards under the EIP as of April 1, 2011, the date of its acquisition of us.

During the first quarter of 2011, we granted 415,000 shares of restricted stock to certain employees and outside directors. For employees, the shares of restricted stock will vest in equal installments on the first, second and third anniversaries of the grant date. For outside directors, the shares of restricted stock will vest 100% after one year. The restricted stock generally vests early if the recipient’s employment or service is involuntarily terminated within two years following the CenturyLink acquisition or under certain other conditions.

We also offered an Employee Stock Purchase Plan whereby employees could purchase our common stock at a 15% discount based on the fair market value of our common stock on the last trading day of the month in which our common stock was purchased. The final offering period under the plan ended on March 31, 2011, and plan terminated immediately before the CenturyLink acquisition. Shares of our common stock that had been previously purchased under the plan converted to shares of CenturyLink common stock upon the acquisition.

The total compensation expense for all share-based payment arrangements for the first three months of 2011 and 2010 was $4 million and $15 million, respectively. As of March 31, 2011, there was $27 million of total unrecognized compensation expense related to our share-based payment arrangements. As of April 1, 2011, the date of CenturyLink’s acquisition of us, total unrecognized compensation expense related to these share-based payment arrangements increased to $34 million resulting from the revaluation of these arrangements to fair value. We do expect some awards that remained nonvested as of March 31, 2011 to have their vesting accelerated by the acquisition and the associated termination of certain employees. In addition, in the future we expect to be allocated a portion of our new parent’s share-based compensation expense.

(11) Segment Information

Prior to the CenturyLink acquisition, our operating revenues were generated primarily from our former segments (business markets, mass markets and wholesale markets), and our Chief Operating Decision Maker (“CODM”) regularly reviewed information for each of our segments to evaluate performance and to allocate resources. The accounting principles used to determine segment results were the same as those used in our consolidated financial statements. We also reclassified and reallocated certain prior year segment revenues and expense amounts presented in our Quarterly Report on Form 10-Q for the three months ended March 31, 2010 to conform to the current period presentation.

As of April 1, 2011, closing of the CenturyLink acquisition, our operations will be integrated into and will be reported as part of the segments of CenturyLink. CenturyLink’s CODM has become our CODM, but will review our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission (“SEC”). Consequently, in future reports we will no longer provide Qwest-only segment information.

For each former segment, segment income equals its revenues minus its expenses and other expenses allocated to it based on its operations. Segment information for the three months ended March 31, 2011 and 2010 is summarized in the following table:

	Three months ended March 31,
	2011	2010
	(Dollars in millions)

Total segment revenues	$2,753	2,867
Total segment expenses	1,283	1,381

Total segment income	$1,470	1,486

Total segment margin percentage	53%	52%

Business markets:
Revenues	$961	992
Expenses	560	602

Income	$401	390

Margin percentage	42%	39%

Mass markets:
Revenues	$1,141	1,190
Expenses	525	560

Income	$616	630

Margin percentage	54%	53%

Wholesale markets:
Revenues	$651	685
Expenses	198	219

Income	$453	466

Margin percentage	70%	68%

The following table reconciles total segment income to net income for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
	(Dollars in millions)
Total segment income	$1,470	1,486
Other revenues (primarily USF surcharges)	93	99
Unassigned expenses	(451)	(472)
Depreciation and amortization	(533)	(545)
Total other expense, net	(222)	(321)
Income tax expense	(146)	(209)

Net income	$211	38

Revenues from our products and services for the three months ended March 31, 2011 and 2010 is summarized in the following table:

	Three months ended March 31,
	2011	2010
	(Dollars in millions)
Strategic and legacy services:
Strategic services(1)	$1,171	1,101
Legacy services(2)	1,460	1,631

Total strategic and legacy services	2,631	2,732
Data integration(3)	122	135

Total segment revenues	2,753	2,867
Other revenues (primarily USF surcharges)	93	99

Total operating revenues	$2,846	2,966

(1)	Our strategic services include primarily private line, broadband, Qwest iQ Networking®, hosting, video (including DIRECTV), Verizon Wireless services and Voice over Internet Protocol (“VoIP”).

(2)	Our legacy services include primarily local, long-distance, access, traditional wide area network (“WAN”) and integrated services digital network (“ISDN”) services.

A WAN typically extends a local area network outside the building, over telephone common carrier lines to link to other local area networks in remote locations, such as branch offices or at-home workers and telecommuters.

ISDN is a telecommunications standard that uses digital transmission technology to support voice, video and data communications applications over regular telephone lines.

(3)	Data integration is telecommunications equipment we sell that is located on customers’ premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers.

(12) Commitments and Contingencies

CenturyLink is involved in several legal proceedings to which we are not a party that, if resolved against CenturyLink, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink’s quarterly and annual reports filed with the SEC. Because we are not a party to any of these matters, we have not accrued any liabilities for these matters.

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

KPNQwest Litigation/Investigation

On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which we were a major shareholder) filed a lawsuit in district court in Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. We and Koninklijke KPN N.V. (“KPN”) are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with us. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $6.0 billion based on the exchange rate on March 31, 2011), plus statutory interest.

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against us, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with us. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $310 million based on the exchange rate on March 31, 2011).

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, the Netherlands, with regard to KPNQwest. VEB sought an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (us and KPN), and KPNQwest’s outside auditors and accountants. On December 28, 2006, the Enterprise Chamber ordered an inquiry into the management and conduct of affairs of KPNQwest for the period January 1 through May 23, 2002. On December 5, 2008, the Enterprise Chamber appointed investigators to conduct the inquiry. VEB claims that certain individuals have assigned to it their claims for losses totaling approximately €40 million (or approximately $60 million based on the exchange rate on March 31, 2011), which those individuals allegedly incurred on investments in KPNQwest securities. VEB has not yet filed any adjudicative action to assert those claims.

On June 7, 2010, a number of parties, including us and KPN, reached a settlement with VEB for €19 million (or approximately $30 million based on the exchange rate on March 31, 2011), conditioned in part on the termination of the investigation by the Enterprise Chamber. Pursuant to the terms of the settlement, VEB formally requested that the Enterprise Chamber terminate the investigation. The Enterprise Chamber denied that request and directed the investigation to proceed. On an appeal of that decision, the Dutch Supreme Court reversed the Enterprise Chamber’s decision and, among other things, referred the case back to the Enterprise Chamber to terminate the investigation. On March 30, 2011, the Enterprise Chamber terminated the investigation. We anticipate the settlement amount will not be paid before the third quarter of this year.

We will continue to defend against the pending KPNQwest litigation matters vigorously.

Stockholder Litigation

In the weeks following the April 22, 2010 announcement of CenturyLink’s acquisition of us, purported Qwest stockholders filed 17 lawsuits against us, our directors, certain of our officers, CenturyLink and SB44 Acquisition Company. The purported stockholder plaintiffs commenced these actions in three jurisdictions: the District Court for the City and County of Denver, the United States District Court for the District of Colorado, and the Delaware Court of Chancery. The plaintiffs generally alleged that our directors breached their fiduciary duties in approving the acquisition and sought to enjoin the acquisition and, in some cases, damages if the acquisition completed. Many of the lawsuits also challenged the sufficiency of the disclosures in the preliminary joint proxy statement-prospectus relating to the acquisition, which was filed with the SEC on June 4, 2010.

We, and our directors, believe that all of these actions are without merit. The defendants nevertheless negotiated with the purported stockholder plaintiffs regarding a settlement of the claims asserted in all of these actions, including the claims that challenge the sufficiency of the disclosures in the preliminary joint proxy statement-prospectus. On July 16, 2010, the parties entered into a memorandum of understanding reflecting the terms of their agreement-in-principle for a settlement of all of the claims asserted in these actions. Pursuant to this agreement, defendants included additional disclosures in the final joint proxy statement-prospectus filed with the SEC on July 19, 2010. On December 17, 2010, the United States District Court for the District of Colorado preliminarily approved the settlement, and notice was subsequently provided to stockholders of the proposed final resolution. A final fairness hearing concluded on February 25, 2011. The settlement was approved and, effective on March 17, 2011, all of these actions were dismissed, with prejudice.

Other Matters

Several putative class actions relating to the installation of fiber-optic cable in certain rights-of-way were filed against us on behalf of landowners on various dates and in various courts in Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois (where there is a federal and a state court case), Indiana, Kansas, Massachusetts, Michigan, Mississippi, Missouri, Nevada, New Mexico, New York, Oregon, South Carolina, Tennessee, Texas, Utah and Washington. For the most part, the complaints challenge our right to install our fiber-optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our fiber-optic cable in the right-of-way without the plaintiffs’ consent. Most of the actions purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states, although two of the currently pending actions purport to be brought on behalf of multi-state classes. Specifically, the Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin, and the Indiana state court action purports to be on behalf of a national class of landowners. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On September 10, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. On December 9, 2009, the court issued a revised ruling that, among other things, denied a motion for approval as moot and dismissed the matter for lack of subject matter jurisdiction. The parties are now engaged in negotiating settlements on a state-by-state basis, and have filed and received preliminary approval of a settlement in Illinois federal court.

One of our subsidiaries, Qwest Communications Company, LLC (“QCC”), is a defendant in litigation filed by several billing agents for the owners of payphones seeking compensation for coinless calls made from payphones. The matter is pending in the United States District Court for the District of Columbia. Generally, the payphone owners claim that QCC underpaid the amount of compensation due to them under Federal Communications Commission regulations for coinless calls placed from their phones onto QCC’s network. The claim seeks compensation for calls, as well as interest and attorneys’ fees. In March 2011, the parties agreed to a settlement, pursuant to which the parties agreed to dismiss the case with prejudice.

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

(13) Dividends

Our Board of Directors declared the following cash dividends payable in 2011:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
January 24, 2011	February 18, 2011	$0.08	$141	February 25, 2011

Going forward, we, in consultation with CenturyLink, may declare and pay dividends to CenturyLink in excess of our earnings to the extent permitted by applicable law. Given our upgrade to investment grade on April 1, 2011, our debt covenants do not limit the amount of dividends we can pay to CenturyLink.

(14) Financial Statements of Guarantors

QCII and two of its subsidiaries, QCF and Qwest Services Corporation (“QSC”), guarantee the payment of certain of each other’s registered debt securities. As of March 31, 2011, QCII’s total outstanding debt included $2.7 billion aggregate principal amount of senior notes that were issued in February 2004, June 2005, September 2009 and January 2010 and that are guaranteed by QCF and QSC (the “QCII Guaranteed Notes”). These notes are guaranteed through their respective maturity dates, the latest of which is in April 2018. In addition, each series of QCF’s outstanding notes totaling approximately $1 billion in aggregate principal amount is guaranteed on a senior unsecured basis by QCII (the “QCF Guaranteed Notes”). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2031. The guarantees described above are full and unconditional and joint and several. All of the QCF Guaranteed Notes and $1.3 billion of the QCII Guaranteed Notes are registered debt securities. A significant amount of QCII’s and QSC’s income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries.

The following information sets forth our condensed consolidating statements of income for the three months ended March 31, 2011 and 2010, our condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010, and our condensed consolidating statements of cash flows for the three months ended March 31, 2011 and 2010. The information for QCII is presented on a stand-alone basis, information for QSC and QCF is presented on a combined basis and information for all of our other subsidiaries is presented on a combined basis. Each entity’s investments in its subsidiaries, if any, are presented under the equity method. The consolidating statements of income and balance sheets include the effects of consolidating adjustments to our subsidiaries’ tax provisions and the related income tax assets and liabilities in the QSC and QCII results. Both QSC and QCF are 100% owned by QCII, and QCF is a finance subsidiary of QCII. Other than as already described in this note, the accounting principles used to determine the amounts reported in this note are the same as those used in our consolidated financial statements.

We periodically restructure the internal capital structure of our subsidiaries based on the needs of our business.

Qwest Communications International Inc.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)

OPERATING REVENUES	$—	—	2,846	—	2,846
OPERATING REVENUES—AFFILIATES	—	2	9	(11)	—
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,178	—	1,178
Selling, general, and administrative	3	2	551	—	556
Operating expenses—affiliates	—	—	11	(11)	—
Depreciation and amortization	—	—	533	—	533

Total operating expenses	3	2	2,273	(11)	2,267

OPERATING (LOSS) INCOME	(3)	—	582	—	579
OTHER INCOME (EXPENSE), NET
Interest expense, net	(56)	(19)	(152)	—	(227)
Interest expense—affiliates	(1)	(26)	(1)	28	—
Interest income—affiliates	—	28	—	(28)	—
Income from equity investments in subsidiaries	272	226	—	(498)	—
Other (expense) income, net	—	(1)	6	—	5

Total other income (expense), net	215	208	(147)	(498)	(222)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	212	208	435	(498)	357
Income tax expense (benefit)	1	(64)	209	—	146

NET INCOME	$211	272	226	(498)	211

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

Qwest Communications International Inc.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES	$—	—	2,966	—	2,966
OPERATING REVENUES—AFFILIATES	—	3	7	(10)	—
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,247	—	1,247
Selling, general, and administrative	4	3	599	—	606
Operating expenses—affiliates	—	—	10	(10)	—
Depreciation and amortization	—	—	545	—	545

Total operating expenses	4	3	2,401	(10)	2,398

OPERATING (LOSS) INCOME	(4)	—	572	—	568

OTHER INCOME (EXPENSE), NET
Interest expense, net	(86)	(36)	(157)	—	(279)
Interest expense—affiliates	—	(84)	—	84	—
Interest income—affiliates	—	84	—	(84)	—
Loss on early retirement of debt	(2)	(40)	—	—	(42)
Income from equity investments in subsidiaries	129	148	—	(277)	—

Total other income (expense), net	41	72	(157)	(277)	(321)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	37	72	415	(277)	247
Income tax (benefit) expense	(1)	(57)	267	—	209

NET INCOME	$38	129	148	(277)	38

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

Qwest Communications International Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS

MARCH 31, 2011

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSSETS
CURRENT ASSETS
Cash and cash equivalents	$—	183	241	—	424
Accounts receivable, less allowance	15	25	1,148	—	1,188
Accounts receivable—affiliates	216	731	18	(965)	—
Notes receivable—affiliates	—	1,388	109	(1,497)	—
Deferred income taxes, net	—	54	116	(11)	159
Other	8	110	352	(128)	342

Total current assets	239	2,491	1,984	(2,601)	2,113

Property, plant and equipment, net	—	—	11,665	—	11,665
Capitalized software, net	—	—	887	—	887
Investments in subsidiaries	1,633	(303)	—	(1,330)	—
Deferred income taxes, net	832	1,983	167	(1,366)	1,616
Prepaid pension, post-retirement and other post-employment benefits—affiliate	2,835	71	905	(3,811)	—
Other	125	46	397	—	568

TOTAL ASSETS	$5,664	4,288	16,005	(9,108)	16,849

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	2,422	—	2,422
Current debt—affiliates	237	1,260	—	(1,497)	—
Accounts payable	6	4	898	—	908
Accounts payable—affiliates	16	7	26	(49)	—
Accrued expenses and other liabilities	287	31	870	(112)	1,076
Accrued expenses and other liabilities—affiliates	1	41	874	(916)	—
Deferred income taxes, net	11	—	—	(11)	—
Deferred revenue, advance billings and customer deposits	—	—	551	(16)	535

Total current liabilities	558	1,343	5,641	(2,601)	4,941
LONG-TERM DEBT, NET	2,601	978	5,776	—	9,355

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue	—	—	447	—	447

Benefit plan obligations	2,962	—	—	—	2,962
Pension, post-retirement and other post-employment benefits obligations and other—affiliate	976	352	2,483	(3,811)	—
Deferred income taxes	—	11	1,355	(1,366)	—
Other	127	3	574	—	704

Total deferred credits and other liabilities	4,065	366	4,859	(5,177)	4,113
Stockholders’ (deficit) equity	(1,560)	1,601	(271)	(1,330)	(1,560)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$5,664	4,288	16,005	(9,108)	16,849

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

Qwest Communications International Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2010

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSSETS
CURRENT ASSETS
Cash and cash equivalents	$—	148	224	—	372
Accounts receivable, less allowance	16	22	1,226	—	1,264
Accounts receivable—affiliates	296	277	154	(727)	—
Notes receivable—affiliates	—	1,568	110	(1,678)	—
Deferred income taxes, net	—	36	208	(10)	234
Other	9	26	353	(28)	360

Total current assets	321	2,077	2,275	(2,443)	2,230

Property, plant and equipment, net	—	—	11,857	—	11,857
Capitalized software, net	—	—	888	—	888
Investments in subsidiaries	1,355	429	—	(1,784)	—
Deferred income taxes, net	840	2,045	139	(1,338)	1,686
Prepaid pension, post-retirement and other post-employment benefits—affiliate	2,848	71	914	(3,833)	—
Other	125	45	389	—	559

TOTAL ASSETS	$5,489	4,667	16,462	(9,398)	17,220

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	179	910	—	1,089
Current debt—affiliates	118	1,560	—	(1,678)	—
Accounts payable	8	4	1,021	—	1,033
Accounts payable—affiliates	26	20	186	(232)	—
Accrued expenses and other liabilities	296	58	842	(7)	1,189
Accrued expenses and other liabilities—affiliates	—	175	320	(495)	—
Deferred income taxes, net	10	—	—	(10)	—
Deferred revenue, advance billings and customer deposits	—	—	572	(21)	551

Total current liabilities	458	1,996	3,851	(2,443)	3,862
LONG-TERM DEBT, NET	2,598	978	7,282	—	10,858

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue	—	—	459	—	459

Benefit plan obligations	2,979	—	—	—	2,979
Pension, post-retirement and other post-employment benefits obligations and other—affiliate	985	356	2,492	(3,833)	—
Deferred income taxes	—	11	1,327	(1,338)	—
Other	124	2	591	—	717

Total deferred credits and other liabilities	4,088	369	4,869	(5,171)	4,155

Stockholders’ (deficit) equity	(1,655)	1,324	460	(1,784)	(1,655)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$5,489	4,667	16,462	(9,398)	17,220

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

Qwest Communications International Inc.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash provided by (used in) operating activities	$7	(62)	828	4	777

INVESTING ACTIVITIES
Payments for property, plant and equipment	—	—	(410)	—	(410)
(Purchases) proceeds of investments managed by QSC	—	(3)	3	—	—
Cash infusion to subsidiaries	—	(191)	—	191	—
Net decrease (increase) in short-term affiliate loans	—	180	1	(181)	—
Dividends received from subsidiaries	—	590	—	(590)	—
Other	—	—	2	—	2

Net cash provided by (used in) investing activities	—	576	(404)	(580)	(408)

FINANCING ACTIVITIES
Payments of debt	—	(179)	(24)	—	(203)
Net proceeds from (repayments of) short-term affiliate debt	119	(300)	—	181	—
Proceeds from issuances of common stock	14	—	—	—	14
Cash dividends	(141)	—	—	—	(141)
Cash infusion from parent	—	—	191	(191)	—
Dividends paid to parent	—	—	(590)	590	—
Other	1	—	16	(4)	13

Net cash used in financing activities	(7)	(479)	(407)	576	(317)

Net increase in cash and cash equivalents	—	35	17	—	52
Cash and cash equivalents at beginning of period	—	148	224	—	372

Cash and cash equivalents at end of period	$—	183	241	—	424

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

Qwest Communications International Inc.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(64)	(11)	784	13	722

INVESTING ACTIVITIES
Payments for property, plant and equipment	—	—	(387)	—	(387)
Purchases of investment securities	—	(657)	—	—	(657)
Changes in interest in investments managed by QSC	(96)	577	(481)	—	—
Cash infusion to subsidiaries	—	(214)	—	214	—
Net decrease (increase) in short-term affiliate loans	—	990	6	(996)	—
Dividends received from subsidiaries	—	550	—	(550)	—
Other	—	—	1	—	1

Net cash (used in) provided by investing activities	(96)	1,246	(861)	(1,332)	(1,043)

FINANCING ACTIVITIES
Payments of debt	(525)	(960)	(10)	—	(1,495)
Proceeds from issuance of long-term debt	775	—	—	—	775
Net (repayments of) proceeds from short-term affiliate debt	(6)	(990)	—	996	—
Proceeds from issuances of common stock	11	—	—	—	11
Cash dividends	(138)	—	—	—	(138)
Cash infusion from parent	—	—	214	(214)	—
Dividends paid to parent	—	—	(550)	550	—
Early retirement of debt costs	—	(40)	—	—	(40)
Other	6	—	5	(13)	(2)

Net cash provided by (used in) financing activities	123	(1,990)	(341)	1,319	(889)

Net decrease in cash and cash equivalents	(37)	(755)	(418)	—	(1,210)
Cash and cash equivalents at beginning of period	194	987	1,225	—	2,406

Cash and cash equivalents at end of period	$157	232	807	—	1,196

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

Item 2.

Qwest Communications International Inc.

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

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations which might be expected for the entire year.

On April 1, 2011, we became a wholly owned subsidiary of CenturyLink, Inc. (“CenturyLink”) in a tax-free, stock-for-stock transaction. The combined company’s increased scale and financial strength will enable it to deliver a broader range of communications services to customers. As a result of the acquisition, each share of Qwest stock outstanding at March 31, 2011 was converted into 0.1664 shares of CenturyLink common stock, with cash paid in lieu of fractional shares. The estimated aggregate consideration is approximately $12.282 billion based on:

•	the number of CenturyLink common stock issued to consummate the acquisition of 294 million;
•	the closing stock price of CenturyLink common stock as of March 31, 2011 of $41.55;
•	the estimated pre-combination portion of share-based compensation awards assumed by CenturyLink of $61 million; and
•	cash paid in lieu of the issuance of fractional shares of $5 million.

The premium paid in this transaction is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect CenturyLink and its consolidated subsidiaries, including us, to realize.

Our results of operations will be included in the consolidated results of operations of CenturyLink beginning April 1, 2011. CenturyLink will account for its acquisition of us under the acquisition method of accounting, which will result in the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, with the excess purchase price being recognized as goodwill. None of the goodwill associated with this transaction is deductible for income tax purposes. The allocation of the purchase price to the assets acquired and liabilities assumed (and the related estimated lives of depreciable tangible and identifiable intangible assets) will require a significant amount of judgment. Such allocation of the purchase price (including the assignment of goodwill to reporting units) will be determined based upon analysis currently being performed, which is expected to be complete no later than April 1, 2012. The recognition of assets and liabilities at fair value will be reflected in our financial statements and therefore will result in a new basis of accounting for the “successor period” beginning on April 1, 2011. This new basis of accounting means that our financial statements for the successor periods will not be comparable to our previously reported financial statements, including the financial statements in this report.

We expect cash and cash equivalents, auction rate securities, accounts receivable and accounts payable to equal their current carrying value. For additional information on the fair value of our long-term notes, including current portion, see Note 4 – Fair Value Disclosure to our consolidated financial statements in Item 1 of this report.

The following is a preliminary allocation of the purchase price based on currently available information. The final identification of all the intangible assets acquired and the purchase price allocation may be significantly different than that reflected below (dollars in millions).

Current assets	$1,994
Net property, plant and equipment	11,665
Identifiable intangible assets
Customer relationship	2,200
Other	400
Other non-current assets	1,240
Current liabilities, excluding the current portion of long-term debt	(2,360)
Current portion of long-term debt	(2,422)
Long-term debt	(10,242)
Other long-term liabilities	(2,830)
Goodwill	12,637

Total merger consideration	$12,282

As of March 31, 2011, we had recognized $42 million of expenses associated with our activities surrounding the CenturyLink acquisition, including $3 million incurred during the three months ended March 31, 2011. We have not recognized certain other expenses that were contingent on completion of the acquisition, including $35 million for financial advisory fees and a yet to be determined amount of compensation expense comprised of retention bonuses, severance and share-based compensation for share-based awards that vested in connection with the acquisition. These contingent expenses will be disclosed in the notes to or included in our consolidated financial statements commencing in the second quarter of 2011 as part of goodwill. The final amounts of compensation associated with the CenturyLink acquisition is partially dependent upon personnel decisions that continue to be made as part of the continuing integration. These amounts may be material.

CenturyLink has cash management arrangements between certain of its subsidiaries, including us, under which the majority of our cash balance is transferred on a daily basis to CenturyLink.

We are an integrated communications company primarily engaged in providing an array of communications services, including local and long distance voice, wholesale network access, broadband, other data services and video services. In certain local and regional markets, we also provide fiber transport and services to competitive local exchange carriers (“CLECs”) (CLECs are telecommunications providers that compete with us in providing local voice and other services in our local service area, predominantly using our network) and other communications, professional and business information services. We operate approximately 8.6 million access lines, which are telephone lines reaching from the customers’ premises to a connection with the public switched telephone network. Our access lines reported in this document include only those lines used to provide services to external customers and exclude lines used solely by us and our affiliates. We also exclude residential lines that are used solely to provide broadband services. We serve approximately 3.0 million broadband customers, based on operating data as of March 31, 2011. We generate the majority of our revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

During the first quarter of 2011, we changed the definitions we use to classify expenses as cost of services and products and selling, general and administrative, and as a result, certain expenses in our consolidated statements of income for the three months ended March 31, 2010 have been reclassified. We made these changes so that our expense classifications are more consistent with the expense classifications used by our new parent company, CenturyLink. Our new definitions of these expenses are as follows:

•

Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which are third-party telecommunications expenses we incur for using other carriers’ networks to provide services to our customers); all rents and utilities expenses; equipment sales expenses (such as data integration and modem expenses); charges for universal service funds (“USF”) (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things, and to which we are often required to contribute); and other expenses directly related to our network operations (such as outsourced services).

•

Selling, general and administrative expenses are expenses incurred in selling products and services to our customers, corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; taxes (such as property and other taxes) and fees; external commissions; bad debt expense; and other selling, general and administrative expenses (such as outsourced services).

These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. These changes resulted in the reclassification of $306 million from selling, general and administrative expenses to cost of services and products for the three months ended March 31, 2010, and primarily relate to employee related expenses, USF charges and rents and utilities.

Almost all of our operating revenues are generated from our former business markets, mass markets and wholesale markets segments. We currently group our products and services among the following three categories:

•	Strategic services, which include primarily private line, broadband, Qwest iQ Networking®, hosting, video, voice over Internet Protocol, or VoIP, services and Verizon Wireless services;

•	Legacy services, which include primarily local, long-distance, access, integrated services digital network, or ISDN, services and traditional wide area network, or WAN, services; and

•

Data integration, which is telecommunications equipment we sell that is located on customers’ premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers.

Segment results presented in this Item 2 and in Note 11—Segment Information to our consolidated financial statements in Item 1 of Part I of this report are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

We have reclassified certain prior year revenues, expense, access line and subscriber amounts presented in our Quarterly Report on Form 10-Q for the three months ended March 31, 2010 to conform to the current period presentation.

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 1 of Part I of this report.

Upon the April 1, 2011 consummation of the CenturyLink acquisition, our operations will be integrated into and in the future will be reported as part of the segments of CenturyLink. CenturyLink’s CODM has become our CODM, but will review our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the SEC. Consequently, in future reports, we will no longer provide Qwest-only segment information.

Our financial results were impacted by several significant trends, which are listed below. We expect that these trends will continue to affect our results of operations, cash flows and financial position. Most of these trends also impact the results of our former segments, and therefore, we provide a detailed discussion of these trends under the heading “Segment Results” below. Because we did not allocate capital expenditures or our combined net periodic pension and post-retirement expenses to our segments, the related trends did not impact any of our segments. Instead, we provide a discussion of these expenses under the headings “Operating Expenses—Selling, General and Administrative Expenses” and “Liquidity and Capital Resources” below.

•	Growth in strategic services

•	Service bundling and promotions

•	Greater operating efficiencies

•	Continuing loss of access lines

•	Pension funding and pension expense

•	Disciplined capital expenditures

While these trends are important to understanding and evaluating our financial results, the other transactions, additional events and trends discussed in “Risk Factors” in Item 1A of Part II of this report may also materially impact our business operations and financial results.

In addition to historical information, this MD&A includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including those arising out of the FCC’s proposed rules regarding intercarrier compensation and the USF and the FCC’s related Notice of Proposed Rulemaking released on February 8, 2011); our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by CenturyLink’s recent acquisitions of us and Embarq; CenturyLink’s ability to successfully integrate the operations of Qwest and Embarq into its operations, including the possibility that the anticipated benefits from these acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; CenturyLink’s and our ability to use net operating loss carryforwards in projected amounts; the effects of changes in CenturyLink’s allocation of the Qwest purchase price after the date hereof; CenturyLink’s ability to effectively manage its expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; any adverse developments in legal proceedings involving CenturyLink and us; CenturyLink’s ability to pay a $2.90 per common share dividend annually, which may be affected by changes in its and our cash requirements, capital spending plans, cash flows or financial position; unanticipated increases or other changes in our capital expenditures; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report (including in “Risk Factors” in Item 1A of Part II of this report) or other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. In addition, actual results could be affected by factors relating to CenturyLink’s pending acquisition of Savvis, including but not limited to: the ability of the parties to timely and successfully receive the required approvals of regulatory agencies and Savvis’ stockholders; the possibility that the anticipated benefits from the acquisition cannot be fully realized or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of Savvis’ operations into CenturyLink’s operations will be greater than expected; the ability of the combined company to retain and hire key personnel; and other risk factors and cautionary statements as detailed from time to time in each of CenturyLink’s and Savvis’ reports filed with the SEC. There can be no assurance that the proposed acquisition of Savvis will in fact be consummated. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of our forward-looking statements for any reason.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared

to Three Months Ended March 31, 2010

The following table summarizes our results of operations for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010	Increase/ (Decrease)	% Change
	(Dollars in millions except per share amounts)
Operating revenues by category:
Strategic and legacy services:
Strategic services	$1,171	1,101	70	6%
Legacy services	1,460	1,631	(171)	(10)%

Total strategic and legacy services	2,631	2,732	(101)	(4)%
Data integration	122	135	(13)	(10)%

Total segment revenues	2,753	2,867	(114)	(4)%
Other revenues (primarily USF surcharges)	93	99	(6)	(6)%

Total operating revenues	2,846	2,966	(120)	(4)%
Operating expenses	2,267	2,398	(131)	(5)%

Operating income	579	568	11	2%
Other expense	222	321	(99)	(31)%

Income before income taxes	357	247	110	45%
Income tax expense	146	209	(63)	(30)%

Net income	$211	38	173	nm

Earnings per common share:
Basic	$0.12	0.02	0.10	nm
Diluted	$0.12	0.02	0.10	nm

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

The following table summarizes some of our key operational measures as of March 31, 2011 and 2010:

	March 31,
	2011	2010	Increase/ (Decrease)	% Change
	(in thousands except employees)
Employees	28,043	29,519	(1,476)	(5)%

Total access lines	8,632	9,663	(1,031)	(11)%

Operating Revenues

Although strategic services revenues increased, a decrease in legacy services resulted in lower total operating revenues. Strategic services revenues increased primarily due to an increase in Qwest iQ Networking®, as well as higher broadband revenues resulting from new subscribers. An improving mix of higher priced, higher speed broadband services and increased volumes in our private line services also contributed to the increase in strategic revenues.

Legacy services revenues decreased as a result of lower local services revenues due to access line losses resulting from competitive pressures, along with product substitution. Lower demand for our long-distance services, traditional WAN services and access services, due to customer migration, product substitution and increased competition also contributed to the decrease in our legacy services revenues.

Revenues from data integration decreased primarily due to decreased professional services, including network management, security and integration of customer premises equipment, and equipment sales.

Operating Expenses

The following table provides further detail regarding our total operating expenses for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,178	1,247	(69)	(6)%
Selling, general and administrative	556	606	(50)	(8)%
Depreciation and amortization	533	545	(12)	(2)%

Total operating expenses	$2,267	2,398	(131)	(5)%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products decreased primarily due to decreased data integration expenses as a result of a one-time adjustment related to our refining how we recognize our data integration expenses to better match our associated revenues as well as decreased sales. Cost of services and products also decreased due to lower salaries and wages related to employee reductions in our network operations as we continue to manage our workforce to our workload. Pension and post-retirement benefits expenses included in cost of services and products decreased due to a decrease in discount rates partially offset by a decrease in the expected rate of return on plan assets from 8% to 7.5%. Lower facilities expenses as a result of both lower rates and lower volumes for long-distance service and cost optimization also contributed to the lower expenses in cost of services and products.

Pension and post-retirement benefits expenses are based on several assumptions, including discount rates and expected rates of return on plan assets that are usually set at December 31 of each year. However, because of the CenturyLink acquisition, the combined pension and post-retirement benefits expenses for the remaining portion of 2011 will be based on assumptions that will be set at the acquisition date.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased due to lower professional fees, salaries, wages and severance related to employee reductions recognized in the first quarter of 2010. Selling, general and administrative expenses also decreased due to lower other taxes driven by the reversal of a previously recorded accrual and lower marketing, advertising and external commissions resulting from reduced media and direct mail expenses.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010	Increase/ (Decrease)	% Change
	(Dollars in millions)
Depreciation	$475	491	(16)	(3)%
Amortization	58	54	4	7%

Total depreciation and amortization	$533	545	(12)	(2)%

Although our capital expenditures fluctuate from year to year, we continue to see decreased depreciation expense due to significantly lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. In the second quarter of 2011, our assets and liabilities will be revalued and recorded at fair value due to the CenturyLink acquisition. Depreciation and amortization expense in the remaining periods of 2011 and future years will be impacted by this revaluation.

Other Consolidated Results

The following table provides detail regarding other income (expense), net and income tax expense for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010	Increase/ (Decrease)	% Change
	(Dollars in millions)
Interest expense, net	$(227)	(279)	(52)	(19)%
Loss on early retirement of debt	—	(42)	(42)	nm
Other income, net	5	—	5	nm

Total other income (expense), net	$(222)	(321)	(99)	(31)%

Income tax expense	$146	209	(63)	30%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other Income (Expense), Net

Interest expense decreased primarily due to lower average debt principal balances resulting from debt maturities and early retirement of debt.

In the first quarter of 2010, we redeemed $525 million aggregate principal amount of our Senior Notes due 2011, resulting in an immaterial loss, and completed cash tender offers for the purchase of certain of our outstanding debt securities. We received and accepted tenders of approximately $960 million aggregate principal amount of notes for $997 million, resulting in an aggregate loss of $40 million.

Income Tax Expense

Included in income tax expense for the first quarter of 2010 is a $113 million charge related to the change in the tax treatment of the Medicare Part D subsidy as a result of the comprehensive health care reform legislation enacted in March 2010.

Segment Results

The following table summarizes our segment results for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010	Increase/ (Decrease)	% Change
	(Dollars in millions)
Total segment revenues	$ 2,753	2,867	(114)	(4)%
Total segment expenses	1,283	1,381	(98)	(7)%

Total segment income	$1,470	1,486	(16)	(1)%

Total segment margin percentage	53%	52%	1%

Business markets:
Revenues	$961	992	(31)	(3)%
Expenses	560	602	(42)	(7)%

Income	$401	390	11	3%

Margin percentage	42%	39%	3%

Mass markets:
Revenues	$1,141	1,190	(49)	(4)%
Expenses	525	560	(35)	(6)%

Income	$616	630	(14)	(2)%

Margin percentage	54%	53%	1%

Wholesale markets:
Revenues	$651	685	(34)	(5)%
Expenses	198	219	(21)	(10)%

Income	$453	466	(13)	(3)%

Margin percentage	70%	68%	2%

As discussed above, we categorize our overall and segment revenues among major categories depending on the types of services from which the revenues are generated. These categories include strategic services, legacy services and data integration, each of which is described in more detail above. In addition, at the segment level we categorize our expenses among major categories depending on how the expenses are incurred. These categories include:

•

Data integration expenses, which are our costs to provide customer premise equipment that our business markets segment sells to its customers and represent a substantial portion, but not all, of the total expenses our business markets segment incurs to generate our data integration revenues, and are included in cost of services and products;

•

Customer service expenses, which are expenses incurred in managing interactions with our customers including care centers, operator services, technical support operations, programming and fulfillment expenses, billing and collection services, and bad debt, and are included in both selling, general and administrative expenses and in cost of services and products;

•

Facilities expenses, which are expenses incurred from using other carriers’ networks for providing telecommunications services and the related regulatory, tax and other fees, and are included primarily in cost of services and products;

•

Segment overhead expenses, which are expenses incurred for segment administration, back office support operations, rent and utilities incurred by our retail sales centers and data centers, segment executive management, and product and pricing management, and are included in both selling, general and administrative expenses and in cost of services and products;

•

Network, engineering and other operating expenses, which are expenses incurred for network maintenance and repair, network construction and engineering, network administrative and operations support, network rent and utilities, fleet, insurance and risk management, and supply chain management, and are included primarily in cost of services and products; and

•

Customer acquisition and provisioning expenses, which are expenses incurred for the sales and related technical support, marketing and advertising of products and services, installation expenses, and service related equipment, and are included in both selling, general and administrative expenses and in cost of services and products.

The following table reconciles segment revenues to total operating revenues and segment expenses to total operating expenses for the three months ended March 31, 2011:

	Three months ended March 31, 2011
	Business Markets	Mass Markets	Wholesale Markets	Total Segment
	(Dollars in millions, access lines in thousands)
Segment revenues:
Strategic services	$439	393	339	1,171
Legacy services	400	748	312	1,460

Total strategic and legacy services	839	1,141	651	2,631
Data integration	122	—	—	122

Total segment revenues	$961	1,141	651	2,753

Other revenues (primarily USF surcharges)				93

Total operating revenues				$2,846

Segment expenses:
Data integration	$73	—	—	73
Customer service	23	72	11	106
Facilities	193	28	107	328
Segment overhead	29	14	11	54
Network, engineering and other operating	95	244	49	388
Customer acquisition and provisioning	147	167	20	334

Total segment expenses	$560	525	198	1,283

Unassigned expenses				451

Depreciation and amortization				533

Total operating expenses				$2,267

Total access lines	1,812	5,891	929	8,632

The following table reconciles segment revenues to total operating revenues and segment expenses to total operating expenses for the three months ended March 31, 2010:

	Three months ended March 31, 2010
	Business Markets	Mass Markets	Wholesale Markets	Total Segment
	(Dollars in millions, access lines in thousands)

Segment revenues:
Strategic services	$417	367	317	1,101
Legacy services	440	823	368	1,631

Total strategic and legacy services	857	1,190	685	2,732
Data integration	135	—	—	135

Total segment revenues	$992	1,190	685	2,867

Other revenues (primarily USF surcharges)				99

Total operating revenues				$2,966

Segment expenses:
Data integration	$97	—	—	97
Customer service	27	80	15	122
Facilities	195	41	122	358
Segment overhead	33	17	10	60
Network, engineering and other operating	94	247	52	393
Customer acquisition and provisioning	156	175	20	351

Total segment expenses	$602	560	219	1,381

Unassigned expenses				472

Depreciation and amortization				545

Total operating expenses				$2,398

Total access lines	1,934	6,708	1,021	9,663

Business Markets

The following table summarizes some of the key financial measures for our business markets segment for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010	Increase/ (Decrease)	% Change
	(Dollars in millions)
Revenues:
Strategic services	$439	417	22	5%
Legacy services	400	440	(40)	(9)%

Total strategic and legacy services	839	857	(18)	(2)%
Data integration	122	135	(13)	(10)%

Total revenues	961	992	(31)	(3)%

Expenses:
Data integration	73	97	(24)	(25)%
Customer service	23	27	(4)	(15)%
Facilities	193	195	(2)	(1)%
Segment overhead	29	33	(4)	(12)%
Network, engineering and other operating	95	94	1	1%
Customer acquisition and provisioning	147	156	(9)	(6)%

Total expenses	560	602	(42)	(7)%
Income	$401	390	11	3%

Margin percentage	42%	39%	3%

The following table summarizes the total access lines for our business markets segment as of March 31, 2011 and 2010:

	March 31,
	2011	2010	Increase/ (Decrease)	% Change
	(in thousands)
Total access lines	1,812	1,934	(122)	(6)%

The financial results for our business markets segment continue to be impacted by several significant trends, which are described below.

•

Strategic services. Our mix of total revenues continues to migrate from legacy services to strategic services as our customers increasingly demand customized and integrated data, Internet and voice services. We offer diverse combinations of emerging technology products and services such as Qwest iQ Networking®, private line, hosting, and VoIP services. These services afford our customers more flexibility in managing their communications needs and enable us to partner with them to improve the effectiveness and efficiency of their operations. Although we are experiencing price compression on our strategic services, we expect overall revenues from these services to continue to grow.

•

Legacy services. We face intense competition with respect to our legacy services and continue to see customers migrating away from these services and into strategic services. In addition, our legacy services revenues have been and we expect they will continue to be adversely affected by access line losses.

•

Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our productivity improvements. Through planned reductions and normal employee attrition, we have reduced our workforce while achieving operational efficiencies and improving our processes through automation.

Revenues

Strategic services revenues were 46% and 42% of our total business markets revenues for the three months ended March 31, 2011 and 2010, respectively. Revenues from strategic services increased primarily due to higher volumes in Qwest iQ Networking®.

Legacy services revenues were 42% and 44% of our total business markets revenues for the three months ended March 31, 2011 and 2010, respectively. Revenues from legacy services declined as a result of lower local services due to access line losses. Lower demand for our traditional WAN services as some customers migrated to our strategic services, including Qwest iQ Networking®, also resulted in decreased legacy service revenues.

Revenues from data integration decreased primarily due to decreased professional services, including network management, security and integration of customer premises equipment, and equipment sales.

Expenses

Data integration expenses decreased primarily as a result of a one-time adjustment related to how we recognize data integration expenses to better match our associated revenues. Data integration also decreased due to lower sales.

Customer service expenses decreased due to lower bad debt as a result of improved collections experience.

Customer acquisition and provisioning expenses decreased due to lower sales headcount and decreased network provisioning expenses.

Income

We continued to reduce maintenance, operations and sales headcount and optimized facilities expenses in an effort to improve our overall cost efficiency. Despite intense competition and continued unstable general economic conditions, we were able to grow our margin percentage three percentage points to 42% for the three months ended March 31, 2011 compared to the same period in 2010 as a result of a one-time adjustment related to how we recognize our data integration expenses to better match our associated revenues and our continued focus on strategic services and managing costs.

Mass Markets

The following table summarizes some of the key financial measures for our mass markets segment for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010	Increase/ (Decrease)	% Change
	(Dollars in millions)
Revenues:
Strategic services	$ 393	367	26	7%
Legacy services	748	823	(75)	(9)%

Total strategic and legacy services	1,141	1,190	(49)	(4)%

Total revenues	1,141	1,190	(49)	(4)%

Expenses:
Customer service	72	80	(8)	(10)%
Facilities	28	41	(13)	(32)%
Segment overhead	14	17	(3)	(18)%
Network, engineering and other operating	244	247	(3)	(1)%
Customer acquisition and provisioning	167	175	(8)	(5)%

Total expenses	525	560	(35)	(6)%

Income	$ 616	630	(14)	(2)%

Margin percentage	54%	53%	1%

The following table summarizes some of the key operational measures for our mass markets segment as of March 31, 2011 and 2010:

	March 31,
	2011	2010	Increase/ (Decrease)	% Change
	(in thousands)
Broadband subscribers	2,965	2,857	108	4%
Video subscribers	1,014	951	63	7%
Wireless subscribers	1,123	922	201	22%
Access lines	5,891	6,708	(817)	(12)%

The financial results for our mass markets segment continue to be impacted by several significant trends, which are described below.

•

Strategic services. We continue to focus on increasing subscribers of our broadband services in our mass markets segment. We reached approximately 3.0 million broadband subscribers at March 31, 2011 compared to approximately 2.9 million at March 31, 2010. Due to price compression, we believe the ability to continually increase connection speeds is competitively important. As a result, we continue to invest in our fiber to the node, or FTTN, deployment, which we launched to meet customer demand for higher broadband speeds. FTTN is a type of telecommunications network that combines fiber-optic cables (which run from a telecommunication provider’s central office to a single location within a particular neighborhood or geographic area) and traditional copper wires (which run from this location to individual residences and businesses within the neighborhood or geographic area). Fiber to the node allows for the delivery of higher speed broadband services than would otherwise generally be available through a more traditional telecommunications network made up of only copper wires. In addition to the FTTN deployment, we continue to expand our product offerings and enhance our marketing efforts as we compete in a competitive and maturing market in which a significant portion of consumers already have broadband services. We expect these efforts will improve our ability to compete and grow our broadband subscribers.

•

Access lines. Our revenues have been, and we expect they will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. We expect that these factors will continue to impact our business. Service bundling and other product promotions, as described below, continue to be some of our responses to offset the loss of revenues as a result of access line losses.

•

Service bundling and product promotions. We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video, long-distance and wireless. While video and wireless subscribers are an important piece of our customer retention strategy, they do not make a large contribution to strategic services revenues. We believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. In addition to our bundle discounts, we also offer limited time promotions on our broadband service for qualifying customers who have our broadband product in their bundle, which we believe will positively affect our acquisition volume and drive customers to purchase more expanded offerings. While bundle price discounts have resulted in lower average revenues for our individual products, we believe service bundles continue to positively impact our customer retention.

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

Revenues

Strategic services revenues represented 34% of total revenues for the three months ended March 31, 2011 as compared to 31% for the three months ended March 31, 2010. Strategic services revenues increased primarily due to an increase in broadband subscribers and an improving mix of higher priced, higher speed services.

Legacy services revenues decreased primarily due to declines in local services volumes. Legacy services revenues also decreased due to lower long-distance volumes, partially offset by higher long-distance rates. These declines were driven by access line losses resulting from the competitive pressures and product substitution described above.

Expenses

Customer service expenses decreased due to headcount reductions as we continue to adjust our workforce to reflect our workload.

Facilities expenses decreased primarily due to certain facilities expenses allocated to mass markets in the prior year being allocated to wholesale markets and business markets in the current year.

Customer acquisition and provisioning expenses decreased due to lower marketing expenses.

Income

Expense reductions due to reduced facilities, customer acquisition and provisioning, customer service and network workforce expenses improved our margin percentage by approximately one percentage point to 54% for the three months ended March 31, 2011 when compared to 53% for the three months ended March 31, 2010. We continue to experience income pressure as a result of access line losses, driven by intense competition and product substitution.

Wholesale Markets

The following table summarizes some of the key financial measures for our wholesale markets segment for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010	Increase/ (Decrease)	% Change
	(Dollars in millions)
Revenues:
Strategic services	$339	317	22	7%
Legacy services	312	368	(56)	(15)%

Total revenues	651	685	(34)	(5)%

Expenses:
Customer service	11	15	(4)	(27)%
Facilities	107	122	(15)	(12)%
Segment overhead	11	10	1	10%
Network, engineering and other operating	49	52	(3)	(6)%
Customer acquisition and provisioning	20	20	—	—%

Total expenses	198	219	(21)	(10)%

Income	$453	466	(13)	(3)%

Margin percentage	70%	68%	2%

The following table summarizes the total access lines for our wholesale markets segment as of March 31, 2011 and 2010:

	March 31,
	2011	2010	Increase/ (Decrease)	% Change
		(in thousands)
Total access lines	929	1,021	(92)	(9)%

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

•

Long-distance services revenue. We continue to take a disciplined approach to long-distance profitability; however, revenues continue to decline as a result of customer migration to more technologically advanced services, declining demand for traditional voice services and industry consolidation.

Revenues

Our total revenues were negatively impacted by industry consolidation, price compression, and our customers’ optimization of their networks. Strategic services revenues were 52% and 46% of our total wholesale markets revenues for the three months ended March 31, 2011 and 2010, respectively. Strategic services revenues increased primarily due to higher volumes in our private line services.

Legacy services revenues declined due to decreases in long-distance services revenue driven by: customer migration to more technologically advanced services; decreasing demand for traditional voice services; and industry consolidation. In addition, access and local services revenue declined due to access line losses, continued intense competition and declining demand for UNEs (which are discrete elements of our network that are sold or leased to competitive telecommunications providers and that may be combined to provide their retail telecommunications services). Traditional WAN services also declined due to industry consolidation and customer migration to more advanced technology services.

Expenses

Customer service expenses decreased primarily due to lower external commissions for operator services due to decreased volumes, lower bad debt expenses and decreased access expense due to declining volume.

Facilities expenses decreased due to a decline in our long-distance services volumes as a result of reduced demand for traditional voice services and the effects of industry consolidation.

Income

Our margin percentage increased approximately two percentage points to 70% for the three months ended March 31, 2011 when compared to 68% for the three months ended March 31, 2010, due to a change in the mix of products and services and cost efficiencies. We continue to experience income pressure as a result of decreased access and local services and the impact of customer network optimization in strategic services.

LIQUIDITY AND CAPITAL RESOURCES

Upon the April 1, 2011 consummation of the CenturyLink acquisition, we became a wholly owned subsidiary of CenturyLink. As such, factors relating to, or affecting, CenturyLink’s liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market’s perception of us. In addition, we believe that any future liquidity needs not met through our cash on hand and operating cash flow will be met by CenturyLink.

CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time and are classified as short-term debt. Under these arrangements, the majority of our cash balance is transferred on a daily basis to CenturyLink in return for a receivable. From time to time we may declare dividends to CenturyLink, which would reduce the amount of the receivable.

At March 31, 2011, we held cash and cash equivalents of $424 million. We also had a revolving credit facility at March 31, 2011; however, that credit facility was terminated on April 1, 2011 in conjunction with the CenturyLink acquisition.

In January 2011, CenturyLink entered into a new four-year revolving credit facility (the “Credit Facility”) that allows CenturyLink to borrow up to $1.700 billion for the general corporate purposes of itself and its subsidiaries. Up to $400 million of the Credit Facility can be used for letters of credit. Interest is assessed on borrowings using the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 0.5% and 2.5% per annum depending on the type of loan and CenturyLink’s senior unsecured long-term debt rating. As of April 29, 2011, CenturyLink had $1.639 billion available under the Credit Facility. QCII and QSC are guarantors of the Credit Facility.

During the 12 months ended March 31, 2011, our net cash generated by operating activities totaled $3.422 billion.

For the coming 12 months, our expected financing and investing cash needs include:

•	$2.325 billion of maturing debt;

•	capital expenditures of approximately $1.2 billion in the remaining nine months of 2011; and

•	capital expenditures of an as yet undetermined amount in the first three months of 2012.

We have significant discretion in how we use our cash to pay for capital expenditures and for other costs of our business, as only a minority of our capital expenditures is dedicated to preservation activities or government mandates. We evaluate capital expenditure projects based on expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment. If we are not successful in maintaining or increasing our net cash generated by operating activities in the near term, we may use this discretion to decrease our capital expenditures, which may impact future years’ operating results and cash flows. Our ultimate spending for capital expenditures will be determined in part by the strategic initiatives of our new parent company, CenturyLink.

At March 31, 2011, our current liabilities exceeded our current assets by $2.828 billion compared to an excess of $1.632 billion as of December 31, 2010. Our working capital deficit increased $1.196 billion primarily due to the reclassification of noncurrent debt to current, capital expenditures and dividends declared on our common stock, partially offset by net income before depreciation, amortization and income taxes.

We continue to look for opportunities to improve our capital structure by reducing debt and interest expense. Any time we deem conditions favorable, we may attempt to improve our liquidity position by accessing debt markets in a manner designed to create positive economic value. The unstable economy may impair our ability to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

As of March 31, 2011, we had not paid certain costs that are associated with the CenturyLink acquisition. These costs include financial advisory fees and compensation costs comprised of retention bonuses and severance. The recognition and payment of these costs will be disclosed in the notes to or included in our consolidated financial statements commencing in the second quarter of 2011. The final amounts and timing of the compensation costs to be paid is partially dependent upon personnel decisions that continue to be made as part of the continuing integration. These amounts may be material.

We believe that our current cash position, cash expected to be provided by our operations, additional cash available to us from CenturyLink including borrowings under the Credit Facility, and the likelihood that we will continue to have access to capital markets to refinance our debt as it matures, should allow us to meet our cash requirements for the foreseeable future. Our general expectation is to refinance the debt maturities of one of our subsidiaries, Qwest Corporation (“QC”), and not to refinance other debt maturities. We have a significant amount of debt maturing in the next several years, including $825 million maturing in 2011, $1.500 billion maturing in 2012, $750 million maturing in 2013 and $1.900 billion maturing in 2014. We believe that we will continue to have access to capital markets to refinance our debt as necessary.

The Credit Facility has 21 lenders, with commitments ranging from $2.5 million to $135 million, and expires in January 2015. This facility has a cross payment default provision, and this facility and certain of our debt issues also have cross acceleration provisions. For example, a cross default or cross acceleration could occur under the Credit Facility if:

•

judicial proceedings are commenced to foreclose on any of CenturyLink’s or our assets that secure indebtedness in an aggregate principal amount greater than 1% of CenturyLink’s consolidated net worth (as defined in the Credit Facility); or

•	a default exists under a material agreement (as defined in the Credit Facility) with unpaid consideration of at least 2% of CenturyLink’s consolidated net worth.

As another example, a cross-acceleration could occur under certain of our debt issues if:

•	we fail to pay any indebtedness when due in an aggregate principal amount greater than $100 million;

•	any indebtedness is accelerated in an aggregate principal amount greater than $100 million; or

•	judicial proceedings are commenced to foreclose on any of our assets that secure indebtedness in an aggregate principal amount greater than $100 million.

When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Upon a cross default, the creditors of a material amount of the debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due to those creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if, in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated.

To the extent that our earnings before interest, taxes, depreciation and amortization, or EBITDA (as defined in our debt covenants), is reduced by cash settlements or judgments relating to the matters discussed in Note 12—Commitments and Contingencies to our consolidated financial statements in Item 1 of this report, our debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected. This could reduce our financing flexibility due to potential restrictions on incurring additional debt under certain provisions of our debt agreements.

We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if:

•	revenues and cash provided by operations significantly decline;

•	unstable economic conditions continue to persist;

•	competitive pressures increase;

•	we are required to contribute a material amount of cash to our pension plan; or

•

we become subject to significant judgments or settlements in one or more of the matters discussed in Note 12 – Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report.

Benefits paid by our pension plan are paid through a trust. This pension plan is generally measured annually at December 31. The accounting unfunded status of our pension plan was $585 million at December 31, 2010. Cash funding requirements can be significantly impacted by earnings on investments, the discount rate, changes in the plan and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision; however, in general, current funding laws require a company with a plan shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. Based on current funding laws and regulations, we will not be required to make a cash contribution in 2011. During 2012 we expect to begin making required contributions to the plan and we estimate that these 2012 contributions could be between $300 million and $350 million. Although potentially significant in the aggregate, we currently expect that contributions in 2013 and beyond will decrease annually from the 2012 expected contribution amount. However, the actual amount of required contributions in 2013 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in the plan and funding laws and regulations.

Certain of our post-retirement health care and life insurance benefits plans are unfunded. As of December 31, 2010, the unfunded status of all of our post-retirement benefit plans was $2.522 billion. A trust holds assets that are used to help cover the health care costs of retirees who are former occupational (also referred to as union) employees. As of December 31, 2010, the fair value of the trust assets was $801 million; however, a portion of these assets is comprised of investments with restricted liquidity. We believed that, as of December 31, 2010, the more liquid assets in the trust would be adequate to provide continuing reimbursements for our occupational post-retirement health care costs for approximately five years. Thereafter, covered benefits for our eligible retirees who are former occupational employees will be paid either directly by us or from the trust as the remaining assets become liquid. This five year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits. Our estimate of the annual long-term rate of return on the plan assets is 7.5% based on the currently held assets; however, actual returns could vary widely in any given year.

We currently make some payments for income taxes; however, in most jurisdictions where we are subject to income tax, those taxes are largely offset through the utilization of our significant net operating loss carryforwards, or NOLs. As of March 31, 2011, we had NOLs of $5.5 billion. The CenturyLink acquisition will cause an “Ownership Change” within the meaning of Section 382 of the Internal Revenue Code. As a result, our ability to use these NOLs will be subject to annual limits imposed by Section 382. Despite this, we expect to fully use substantially all of these NOLs as an offset against future taxable income of the CenturyLink combined group. We do not expect to pay a significant amount of income taxes until all of these NOLs have been used; however, the timing of that use will depend upon the combined group’s future earnings and future tax circumstances. We currently expect to be able to use the NOLs to reduce tax payments for several years and the application of annual Section 382 limits has not materially altered the expected timing of our NOL usage. Once our NOLs are fully utilized, we expect to make income tax payments commensurate with our taxable income. The amounts of those payments will also depend upon future earnings and upon our future tax circumstances and cannot be accurately estimated at this time.

The following table summarizes cash flow activities for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cash flows:
Provided by operating activities	$777	722	55	8%
Used in investing activities	408	1,043	(635)	(61)%
Used in financing activities	317	889	(572)	(64)%

Cash provided by operating activities increased during the period, despite a decline in cash received from customers as a result of lower revenues. Cash provided by operating activities increased due to lower operating expenses and a decrease of $77 million in interest paid due to a lower average debt balance.

Cash used in investing activities decreased primarily due to no purchases of investment securities in the three months ended March 31, 2011 compared to the purchases of $657 million of investment securities in the three months ended March 31, 2010. This decrease in cash used in investing activities was partially offset by increased capital expenditures. The increase in capital spending was due to increased spending on our strategic initiatives and timing of cash payments. Our capital expenditures continue to be focused on our strategic services such as broadband. In 2011, we anticipate that our fiber investment, which includes fiber to the cell site, or FTTCS, will increase. FTTCS is a type of telecommunications network consisting of fiber-optic cables that run from a telecommunication provider’s broadband interconnection points to cellular sites. FTTCS, commonly referred to as wireless backhaul, allow for the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional telecommunications network. This upward trend in spending for our strategic initiatives is the largest contributor to our projected capital expenditures for 2011, which are expected to be approximately $1.6 billion. Our ultimate spending for capital expenditures will be determined in part by the strategic initiatives of our new parent company, CenturyLink.

For the three months ended March 31, 2011, we repaid $203 million of long-term debt and paid $141 million in dividends. You can find additional information on these financing activities in Note 6—Debt and Note 13—Dividends to our consolidated financial statements in Item 1 of Part I of this report.

We were in compliance with all provisions and covenants of our debt agreements as of March 31, 2011.

We maintain letter of credit arrangements with various financial institutions for up to $84 million. We had outstanding letters of credit of approximately $79 million as of March 31, 2011.

The table below summarizes our long-term debt ratings as of the closing date of the CenturyLink acquisition, April 1, 2011, and December 31, 2010:

	April 1, 2011			December 31, 2010
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch
Corporate rating/Sr. Implied rating	N/A	N/A	N/A	Ba1	BB	NR

Qwest Corporation	Baa3	BBB-	BBB-	Baa3	BBB-	BBB-
Qwest Capital Funding, Inc.	Baa3	BB-	BBB-	Ba3	B+	BB

Qwest Communications International Inc.	Baa3	BB-	BBB-	Ba2	B+	BB+

N/A - Not Applicable

NR - Not Rated

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

We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We have historically used derivative financial instruments to manage our interest rate risk exposure on our debt and we may employ them in the future.

There were no material changes to market risks arising from changes in interest rates for the three months ended March 31, 2011, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in hedging, research and development services, or other relationships that expose us to any significant liabilities that are not reflected on the face of the consolidated financial statements. There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the three months ended March 31, 2011, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

Our website address is www.qwest.com, and CenturyLink’s website is www.centurylink.com. CenturyLink and we routinely post important investor information in the “Investor Relations” section of CenturyLink’s website at ir.centurylink.com. The information contained on, or that may be accessed through, these websites is not part of this report.

Item 3.

Qwest Communications International Inc.

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

We have omitted this information pursuant to General Instruction H(2).

Item 4.

Qwest Communications International Inc.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the date of this report, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2011. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the first quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Qwest Communications International Inc.

Item 1.	Legal Proceedings

The information contained in Note 12—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report is incorporated herein by reference.

Item 1A.	Risk Factors

Any of the following risks could materially and adversely affect our business, financial condition, results of operations, liquidity or prospects.

Risks Affecting Our Business

CenturyLink’s acquisition of us may not achieve the intended results.

CenturyLink’s acquisition of us resulted in the combination of two companies that previously operated as independent public companies. The combined company will need to devote management attention and resources to integrate our and CenturyLink’s businesses. In addition, the combined company may face difficulties with the integration process. For example:

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

For these and other reasons, the acquisition may not achieve the intended results.

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

We are continually evaluating our responses to these competitive pressures. Some of our more recent responses are expanded broadband capabilities and strategic partnerships. We also remain focused on customer service and providing customers with simple and integrated solutions, including, among other things, service bundles and packages. However, we may not be successful in these efforts. We may not be able to distinguish our offerings and service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller or sales agent such as wireless and video services. Our operating results and financial condition would be adversely affected if these initiatives are unsuccessful or insufficient and if we otherwise are unable to sufficiently stem or offset our continuing access line losses and our revenue declines significantly without corresponding cost reductions. If this occurred, our ability to service debt and pay other obligations would also be adversely affected.

Unfavorable general economic conditions in the United States could negatively impact our operating results and financial condition.

Unfavorable general economic conditions, including the unstable economy and the current credit market environment, could negatively affect our business. While it is often difficult for us to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. One or more of these circumstances could cause our revenues to decline. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. In addition, as discussed below under the heading “Risks Affecting our Liquidity,” due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

Consolidation among other participants in the telecommunications industry may allow our competitors to compete more effectively against us, which could adversely affect our operating results and financial condition.

The telecommunications industry has experienced some consolidation, and several of our competitors have consolidated with other telecommunications providers. This consolidation results in competitors that are larger and better financed and affords our competitors increased resources and greater geographical reach, thereby enabling those competitors to compete more effectively against us. We have experienced and expect further increased pressures as a result of this consolidation and in turn have been and may continue to be forced to respond with lower profit margin product offerings and pricing plans in an effort to retain and attract customers. These pressures could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

Rapid changes in technology and markets could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could reduce our market share and adversely affect our operating results and financial condition.

The telecommunications industry is experiencing significant technological changes, and our ability to execute our business plans and compete depends upon our ability to develop and deploy new products and services. The development and deployment of new products and services could also require substantial expenditure of financial and other resources in excess of contemplated levels. If we are not able to develop new products and services to keep pace with technological advances, or if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

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

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the KPNQwest litigation could have a material adverse impact on our financial condition and operating results, on the trading price of our debt securities and on our ability to access the capital markets.

As described in Note 12—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report, the KPNQwest matters present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of euros (equating to billions of dollars) in damages. In addition, the outcome of one or more of these matters could have a negative impact on the outcomes of the other matters. We continue to defend against these matters vigorously and are currently unable to provide any estimate as to the timing of their resolution.

We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from these matters. The ultimate outcomes of these matters are still uncertain, and substantial settlements or judgments in these matters could have a significant impact on us. The magnitude of such settlements or judgments resulting from these matters could materially and adversely affect our financial condition and ability to meet our debt obligations, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any such settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional debt securities or selling assets.

Further, there are other material proceedings pending against us as described in Note 12—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report that, depending on their outcome, may have a material adverse effect on our financial position. Thus, we can give no assurances as to the impacts on our operating results or financial condition as a result of these matters.

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

Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. The state legislatures and state utility commissions in our local service area have adopted reduced or modified forms of regulation for retail services. These changes also generally allow more flexibility for rate changes and for new product introduction, and they enhance our ability to respond to competition. Despite these regulatory changes, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which could expose us to unanticipated price declines. For instance, in 2011 the state utility commission in Arizona may consider a price cap plan that will govern the rates that we charge in that state. The FCC is also considering changing the rates that carriers can charge each other for originating, carrying and terminating traffic and for local access facilities. Also under review by the FCC and state commissions are the intercarrier compensation issues arising from the delivery of traffic destined for entities that offer conference and chat line services for free (known in the industry as “access stimulation,” or “traffic pumping”), and of traffic bound for Internet service providers that cross local exchange boundaries (known as “VNXX traffic”). The FCC and state commissions are also considering changes to funds they have established to subsidize service to high-cost areas. Changes to how those funds are distributed could result in us receiving less in universal service funding, and changes to how the funds are collected could make some of our services less competitive. For example, the state utility commission in Colorado has proposed new USF rules that would reduce the size of its support fund by more than half of its current amount during a transition period from 2012 to 2017. Depending on the final rules, our distributions from the fund could be $20 million less annually by 2017 compared to the distributions that would be expected if no rules changes are adopted. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

We continue to carry significant debt. As of March 31, 2011, our consolidated debt was approximately $11.8 billion. Approximately $4.4 billion of our debt obligations comes due over the next three years. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate the future condition of our company, the credit markets or the economy generally. We may have unexpected costs and liabilities, and we may have limited access to financing.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. Due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets), if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if we are required to contribute a material amount of cash to our pension plan, if we are required to begin to pay other post-retirement benefits significantly earlier than is anticipated, or if we become subject to significant judgments or settlements in one or more of the matters discussed in Note 12—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

CenturyLink’s $1.700 billion revolving Credit Facility has a cross payment default provision, and the Credit Facility and certain of our debt issues have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. See “Liquidity and Capital Resources—Near-Term View” in Item 1 of this report for additional information about the Credit Facility.

The degree to which we, together with CenturyLink, are leveraged may have other important limiting consequences, including the following:

•	placing us at a competitive disadvantage as compared with our less leveraged competitors;

•	making us more vulnerable to downturns in general economic conditions or in any of our businesses;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	impairing our credit ratings or our ability to obtain additional financing in the future for working capital, capital expenditures or general corporate purposes.

We may be unable to significantly reduce the substantial capital requirements or operating expenses necessary to continue to operate our business, which may in turn affect our operating results.

The industry in which we operate is capital intensive, and we anticipate that our capital requirements will continue to be significant in the coming years. Although we have reduced our operating expenses over the past few years, we may be unable to further significantly reduce these costs, even if revenues in some areas of our business are decreasing. While we believe that our planned level of capital expenditures will meet both our maintenance and our core growth requirements going forward, this may not be the case if circumstances underlying our expectations change.

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

The cash needs of our affiliated companies may consume a significant amount of the cash we generate.

CenturyLink has cash management arrangements between certain of its subsidiaries, including us, under which the majority of our cash balance is transferred on a daily basis to CenturyLink in return for a receivable. In addition, from time to time we may declare dividends to CenturyLink, which would reduce the amount of the receivable. We may declare and pay dividends in excess of our earnings to the extent permitted by applicable law, which may consume a significant amount of the cash we generate. Our debt covenants do not limit the amount of dividends we can pay to our parent.

Our debt agreements and the debt agreements of CenturyLink and its other subsidiaries allow us to incur significantly more debt, which could exacerbate the other risks described in this report.

The terms of our debt instruments and the debt instruments of CenturyLink and its other subsidiaries permit additional indebtedness. Additional debt may be necessary for many reasons, including to adequately respond to competition, to comply with regulatory requirements related to our service obligations or for financial reasons alone. Incremental borrowings or borrowings at maturity on terms that impose additional financial risks to our various efforts to improve our operating results and financial condition could exacerbate the other risks described in this report.

Other Risks Relating to Qwest

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our financial statements and related disclosures could be affected.

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended December 31, 2010, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

For periods after the April 1, 2011 closing of the CenturyLink acquisition, we will be included in the consolidated federal income tax return of CenturyLink. As such, for these periods, we could be severally liable for tax examinations and adjustments attributable to other members of the CenturyLink affiliated group. Significant taxpayers (such as QCII for periods prior to the CenturyLink acquisition and CenturyLink for periods after the CenturyLink acquisition) are subject to frequent and regular audits by the Internal Revenue Service as well as state and local tax authorities. These audits could subject us to tax liabilities if adverse positions are taken by these tax authorities.

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

Tax limitations resulting from the CenturyLink acquisition could affect CenturyLink’s and our realization of accumulated tax net operating losses, which would adversely affect our financial results and liquidity.

As of March 31, 2011, we had net operating loss carryforwards, or NOLs, of $5.5 billion. The CenturyLink acquisition caused an “ownership change” for us under federal tax laws relating to the use of NOLs. As a result, these laws could limit CenturyLink’s ability to use our NOLs and certain other tax attributes to reduce consolidated future federal and state taxable income. If CenturyLink’s future taxable income is less than expected, these limitations could cause us to lose some economic benefits related to these tax attributes. We currently expect to use substantially all of our NOLs and certain other deferred tax attributes. However, if we are unable to realize these benefits, our future income tax payments would be higher than expected and would adversely affect our financial results and liquidity.

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

Exhibit Number	Description
(2.1)	Agreement and Plan of Merger, dated April 21, 2010, by and among Qwest Communications International Inc., CenturyTel, Inc. and SB44 Acquisition Company (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on April 22, 2010, File No. 001-15577).

(3.1)	Amended and Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on April 5, 2011, File No. 001-15577).

(3.2)	Bylaws of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on April 5, 2011, File No. 001-15577).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.4)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.5)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as trustee (incorporated by reference to U S WEST’s Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).

(4.6)	Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001 -3040).

(4.7)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as trustee (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).

(4.8)	Officer’s Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

Exhibit Number	Description
(4.9)	Indenture, dated as of December 26, 2002, between Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).

(4.10)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.11)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.12)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.13)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001- 15577).

(4.14)	Indenture, dated as of February 5, 2004, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.15)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.16)	Second Supplemental Indenture, dated November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed on November 23, 2004, File No. 001-03040).

Exhibit Number	Description
(4.17)	First Supplemental Indenture, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.18)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.19)	Second Supplemental Indenture, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.20)	Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.21)	First Supplemental Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.22)	First Supplemental Indenture, dated as of November 16, 2005, by and among Qwest Services Corporation, Qwest Communications International Inc., Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, N.A. as successor to Bank One Trust Company, N.A. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 21, 2005, File No. 001-15577).

(4.23)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

(4.24)	Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on May 18, 2007, File No. 001-15577).

(4.25)	Sixth Supplemental Indenture, dated April 13, 2009, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on April 13, 2009, File No. 001-15577).

(4.26)	Third Supplemental Indenture, dated September 17, 2009, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on September 21, 2009, File No. 001-15577).

Exhibit Number	Description
(4.27)	Fourth Supplemental Indenture, dated January 12, 2010, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 13, 2010, File No. 001-15577).

(10.1)	Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2007 Annual Meeting of Stockholders, File No. 001-15577).*

(10.2)	Forms of restricted stock, performance share and option agreements used under Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, Annual Report on Form 10-K for the year ended December 31, 2005, Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Annual Report on Form 10-K for the year ended December 31, 2006, Current Report on Form 8-K filed on September 12, 2008, Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-15577).*

(10.3)	Deferred Compensation Plan, as amended (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, and Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15577).*

(10.4)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*

(10.5)	Deferred Compensation Plan for Nonemployee Directors, as amended and restated, and Amendment to Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on December 16, 2005 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577) .*

(10.6)	2011 Qwest Management Annual Incentive Plan Summary (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 23, 2011, File No. 001-15577).*

(10.7)	Description of Executive Level Officer Access Only Health Care (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 001-15577).*

(10.8)	Executive Relocation Policy (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-15577).*

(10.9)	Qwest Nonqualified Pension Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-15577).*

(10.10)	Registration Rights Agreement, dated September 17, 2009, among Qwest Communications International Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on September 21, 2009, File No. 001-15577).

Exhibit Number	Description
(10.11)	Registration Rights Agreement, dated January 12, 2010, among Qwest Communications International Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 13, 2010, File No. 001-15577).

(10.12)	Amended and Restated Employment Agreement, dated August 20, 2009, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 21, 2009, File No. 001-15577).*

(10.13)	Equity Agreement, dated August 10, 2007, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 13, 2007, File No. 001-15577).*

(10.14)	Aircraft Time Sharing Agreement, dated December 1, 2008, by and between Qwest Corporation and Edward A. Mueller (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15577).

(10.15)	First Amendment to Aircraft Time Sharing Agreement, dated July 29, 2010, by and between Qwest Corporation and Edward A. Mueller (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 001-15577).

(10.16)	Form of Severance Agreement, effective as of December 10, 2008, by and between Qwest Communications International Inc. and each of Richard N. Baer, Teresa A. Taylor, C. Daniel Yost and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 15, 2008, File No. 001-15577).*

(10.17)	Letter, dated August 19, 2008, from Qwest to Richard N. Baer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 20, 2008, File No. 001-15577).*

(10.18)	Severance Agreement, dated September 12, 2008, by and between Qwest Communications International Inc. and Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on September 12, 2008, File No. 001-15577).*

(10.19)	Letter, dated September 12, 2008, from Qwest to Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on September 12, 2008, File No. 001-15577).*

(10.20)	Letter, dated August 19, 2009, from Qwest to Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 21, 2009, File No. 001-15577).*

(10.21)	Letter, dated August 19, 2008, from Qwest to Teresa A. Taylor (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*

(10.22)	Letter, dated September 4, 2009, from Qwest to Teresa A. Taylor (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on September 8, 2009, File No. 001-15577).*

Exhibit Number	Description
(10.23)	Letter, dated August 19, 2008, from Qwest to C. Daniel Yost (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*

(10.24)	Severance Agreement, dated August 26, 2009, by and between Qwest Communications International Inc. and Christopher K. Ancell (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-15577).*

(10.25)	Letter, dated September 4, 2009, from Qwest to Christopher K. Ancell (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-15577).*

(10.26)	Severance Agreement, dated July 28, 2003, by and between Bill Johnston and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.27)	Amendment to Severance Agreement, dated as of April 24, 2006, by and between Bill Johnston and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.28)	Form of Amendment Agreement, dated as of December 20, 2010, by and between Qwest Communications International Inc. and each of Edward A. Mueller, Richard N. Baer, Joseph J. Euteneuer, Teresa A. Taylor, C. Daniel Yost, Christopher K. Ancell and R. William Johnston (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-15577).*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Quarterly Segment Income.

99.2	Quarterly Statements of Income (Loss).

101	Financial statements from the Quarterly Report on Form 10-Q of Qwest Communications International Inc. for the three months ended March 31, 2011, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to the Consolidated Financial Statements.

( )	Previously filed.
*	Executive Compensation Plans and Arrangements.

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

Qwest Communications International Inc.

By:	/S/ DAVID D. COLE
David D. Cole Senior Vice President — Controller and Operations Support (Chief Accounting Officer and Duly Authorized Officer)

May 6, 2011