Form 10-Q
period 2011-06-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2011-08-09
CIK 1037949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-15577

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2011, there were 1,000 shares of common stock outstanding.

Page No.
Part I. Financial Information:	3

Item 1. Financial Statements	3

Consolidated Statements of Operations—Three months ended June 30, 2011 for the successor, three months ended March 31, 2011 and three and six months ended June 30, 2010 for the predecessor (Unaudited)	3

Consolidated Statements of Comprehensive (Loss) Income—Three months ended June 30, 2011 for the successor, three months ended March 31, 2011 and three and six months ended June 30, 2010 for the predecessor (Unaudited)	4

Consolidated Balance Sheets—June 30, 2011 for the successor and December 31, 2010 for the predecessor (Unaudited)	5

Consolidated Statements of Cash Flows—Three months ended June 30, 2011 for the successor, three months ended March 31, 2011 and six months ended June 30, 2010 for the predecessor (Unaudited)	6

Consolidated Statements of Stockholders’ Equity (Deficit)—Three months ended June 30, 2011 for the successor, three months ended March 31, 2011 and six months ended June 30, 2010 for the predecessor (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)*	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	41

Part II. Other Information:	42

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42-48

Item 6. Exhibits	49-52

Signature	53

* All references to “Notes” in this quarterly report refer to these Notes to Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Qwest Communications International Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Successor	Predecessor
	Three months ended June 30, 2011	Three months ended March 31, 2011	Three months ended June 30, 2010	Six months ended June 30, 2010
	(Dollars in millions)

OPERATING REVENUES
Operating revenues	$2,763	2,846	2,930	5,896
Operating revenues—affiliates	6	—	—	—

Total operating revenues	2,769	2,846	2,930	5,896

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,141	1,178	1,240	2,487
Selling, general and administrative	656	556	633	1,239
Operating expenses—affiliates	32	—	—	—
Depreciation and amortization	823	533	548	1,093

Total operating expenses	2,652	2,267	2,421	4,819

OPERATING INCOME	117	579	509	1,077
OTHER (EXPENSE) INCOME
Interest expense	(150)	(227)	(265)	(544)
Loss on early retirement of debt	(1)	—	—	(42)
Other income, net	—	5	22	22

Total other (expense) income	(151)	(222)	(243)	(564)

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(34)	357	266	513
Income tax (benefit) expense	(8)	146	108	317

NET (LOSS) INCOME	$(26)	211	158	196

See accompanying notes to consolidated financial statements.

Qwest Communications International Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Successor	Predecessor
	Three months ended June 30, 2011	Three months ended March 31, 2011	Three months ended June 30, 2010	Six months ended June 30, 2010
	(Dollars in millions)
NET (LOSS) INCOME	$(26)	211	158	196

OTHER COMPREHENSIVE INCOME:
Defined benefit pension and postretirement plans, net of $—, $4, $4 and $11 tax	—	7	6	11
Other, net of $—, $—, $— and $2 tax	—	—	—	(3)

Other comprehensive income	—	7	6	8

COMPREHENSIVE (LOSS) INCOME	$(26)	218	164	204

See accompanying notes to consolidated financial statements.

Qwest Communications International Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Successor	Predecessor
	June 30, 2011	December 31, 2010
	(Dollars in millions, and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47	372
Accounts receivable, less allowance of $21 and $83	1,187	1,264
Accounts receivable—affiliates, net	550	—
Deferred income tax asset	205	234
Other	234	360

Total current assets	2,223	2,230
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	9,846	47,407
Accumulated depreciation	(404)	(35,550)

Net property, plant and equipment	9,442	11,857
GOODWILL AND OTHER ASSETS
Goodwill	10,005	—
Customer relationships, net	7,365	—
Other intangible assets, net	1,954	938
Deferred income taxes, net	—	1,686
Other	298	509

Total goodwill and other assets	19,622	3,133

TOTAL ASSETS	$31,287	17,220

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt	$1,600	1,089
Accounts payable	918	1,033
Accrued expenses and other liabilities
Salaries and benefits	516	553
Income and other taxes	250	267
Interest	196	219
Other	126	150
Advance billings and customer deposits	365	551

Total current liabilities	3,971	3,862

LONG-TERM DEBT	10,811	10,858

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue	75	459
Benefit plan obligations, net	2,820	2,979
Deferred income taxes	578	—
Other	813	717

Total deferred credits and other liabilities	4,286	4,155

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock—$1.00 par value, no shares authorized (2011) and 200,000 shares authorized; none issued or outstanding (2010)	—	—
Common stock—$0.01 par value, 1 shares authorized; 1 shares issued, owned by CenturyLink (2011) and 5,000,000 shares authorized; 1,792,145 shares issued (2010)	—	18
Additional paid-in capital	12,273	42,285
Treasury stock—0 and 27,841 shares, respectively (including 0 and 22 shares held in rabbi trust, respectively)	—	(157)
Accumulated other comprehensive loss	—	(376)
Accumulated deficit	(54)	(43,425)

Total stockholders’ equity (deficit)	12,219	(1,655)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$31,287	17,220

See accompanying notes to consolidated financial statements.

Qwest Communications International Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Successor	Predecessor
	Three months ended June 30, 2011	Three months ended March 31, 2011	Six months ended June 30, 2010
	(Dollars in millions)
OPERATING ACTIVITIES
Net (loss) income	$(26)	211	196
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	823	533	1,093
Deferred income taxes	(8)	145	303
Provision for uncollectible accounts	21	19	36
Loss on early retirement of debt	1	—	42
Changes in current assets and current liabilities:
Receivables	(15)	61	9
Accounts payable	(62)	(71)	20
Affiliates receivables or payable, net	39	—	—
Accrued income and other taxes	(61)	31	(37)
Other current assets and other current liabilities, net	30	(117)	(19)
Changes in other noncurrent assets and liabilities	21	(53)	(55)
Other, net	(63)	18	53

Net cash provided by operating activities	700	777	1,641

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(347)	(410)	(717)
Proceeds from sales or maturities of investment securities	—	—	159
Changes in short-term affiliate loans	(511)	—	—
Purchases of investment securities	—	—	(821)
Other, net	2	2	—

Net cash used in investing activities	(856)	(408)	(1,379)

FINANCING ACTIVITIES
Payments of long-term debt	(851)	(203)	(2,005)
Net proceeds from issuance of long-term debt	643	—	775
Dividends paid	—	(141)	(277)
Net proceeds from issuance of common stock	—	14	17
Early retirement of debt costs	(13)	—	(40)
Other, net	—	13	(20)

Net cash used in financing activities	(221)	(317)	(1,550)

Net (decrease) increase in cash and cash equivalents	(377)	52	(1,288)
Cash and cash equivalents at beginning of period	424	372	2,406

Cash and cash equivalents at end of period	$47	424	1,118

Supplemental cash flow information:
Income taxes refunded (paid), net	$11	1	(15)
Interest paid (net of capitalized interest of $4, $5 and $7)	$(220)	(236)	(518)

See accompanying notes to consolidated financial statements.

Qwest Communications International Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Successor	Predecessor
	Three months ended June 30, 2011	Three months ended March 31, 2011	Six months ended June 30, 2010
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$—	18	17

Balance at end of period	—	18	17

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	12,273	42,285	42,269
Share-based compensation and other, net	—	18	43
Embedded option in convertible debt	—	—	(165)
Asset transfers	—	—	—

Balance at end of period	12,273	42,303	42,147

TREASURY STOCK
Balance at beginning of period	—	(157)	(29)
Other	—	—	1

Balance at end of period	—	(157)	(28)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	—	(376)	(489)
Other comprehensive income	—	7	8

Balance at end of period	—	(369)	(481)

ACCUMULATED DEFICIT
Balance at beginning of period	—	(43,425)	(42,953)
Net (loss) income	(26)	211	196
Dividends declared	(28)	(141)	(139)

Balance at end of period	(54)	(43,355)	(42,896)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$12,219	(1,560)	(1,241)

See accompanying notes to consolidated financial statements.

Qwest Communications International Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

Unless the context requires otherwise, references in this report to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Communications International Inc. and its consolidated subsidiaries, and references in this report to “QCII” refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis and references to “CenturyLink” refer to our direct parent company, CenturyLink, Inc. and its consolidated subsidiaries.

(1) Basis of Presentation

On April 1, 2011, we became a wholly owned subsidiary of CenturyLink, Inc. (“CenturyLink”) in a tax-free, stock-for-stock transaction. Although we continued as a surviving corporation and legal entity after the acquisition, the accompanying consolidated statements of operations, comprehensive (loss) income, cash flows and stockholders’ equity (deficit) are presented for two periods: predecessor and successor, which relate to the period preceding the acquisition and the period succeeding the acquisition, respectively. The recognition of assets and liabilities at fair value has been reflected in our financial statements and therefore has resulted in a new basis of accounting for the “successor period” beginning on April 1, 2011. This new basis of accounting means that our financial statements for the successor periods will not be comparable to our previously reported financial statements, including the predecessor period financial statements in this report.

Our consolidated balance sheet as of December 31, 2010, predecessor, which was derived from our audited financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, in our opinion, the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Our consolidated financial statements for the successor three months ended June 30, 2011, predecessor three months ended March 31, 2011, predecessor three months ended June 30, 2010 and predecessor six months ended June 30, 2010 have not been audited by independent registered public accountants; however, in our opinion, all normal recurring adjustments necessary to present fairly the results of operations for the three and six-month periods have been included therein. The results of operations for the first six months of the year are not indicative of the results of operations which might be expected for the entire year.

During the first quarter of 2011, we changed the definitions we use to classify expenses as cost of services and products and selling, general and administrative, and as a result, we reclassified previously reported amounts to conform to the current period presentation. We made these changes so that our expense classifications are more consistent with the expense classifications used by our new parent company, CenturyLink. These changes resulted in the reclassification of $300 million and $606 million from selling, general and administrative to cost of services and products for the predecessor three and six months ended June 30, 2010, respectively. Our current definitions are as follows:

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

equipment sales expenses (such as data integration and modem expenses); charges for universal service funds (“USF”) (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things, and to which we are often required to contribute); and other expenses directly related to our network operations.

•

Selling, general and administrative expenses are expenses incurred in selling products and services to our customers, corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; taxes (such as property and other taxes) and fees; external commissions; bad debt expense; and other selling, general and administrative expenses.

These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period.

We have reclassified certain prior year balance sheet amounts presented in our Annual Report on Form 10-K for the year ended December 31, 2010. We made these changes so that the classifications of our assets and liabilities are more consistent with the asset and liability classifications used by our new parent company, CenturyLink. These reclassifications primarily included: $241 million from accrued expenses and other current liabilities, $109 million from benefit plan obligations, net, $232 million to accounts payable, and $118 million to other deferred credits, $63 million to net property, plant and equipment and $59 million from capitalized software, net. These asset and liability classifications may not be comparable to those of other companies.

We provide our affiliates telecommunication services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services. We also purchase services from our affiliates including telecommunication services, marketing and employee related support services.

Recent accounting pronouncements.  In September 2009, the Financial Accounting Standards Board (the “FASB”) updated the accounting standard regarding revenue recognition for multiple deliverable arrangements, such as the service bundles we offer to customers. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method requires a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update was effective for us on January 1, 2011 and we have adopted it prospectively for revenue arrangements entered into or materially modified after January 1, 2011. This standard update has not and will not have a material impact on our consolidated financial statements.

(2) Acquisition by CenturyLink

On April 1, 2011, we became a wholly owned subsidiary of CenturyLink. Each outstanding share of our common stock immediately prior to the acquisition converted into the right to receive 0.1664 shares of CenturyLink common stock, with cash paid in lieu of fractional shares. The estimated aggregate consideration was approximately $12.273 billion based on:

•	the number of shares of CenturyLink common stock issued to consummate the acquisition of 294 million;

•	the closing stock price of CenturyLink common stock as of March 31, 2011 of $41.55;

•

the estimated net value of the pre-combination portion of share-based compensation awards assumed by CenturyLink of $52 million (excluding the value of restricted stock included in shares issued above); and

•	cash paid in lieu of the issuance of fractional shares of $5 million.

Since April 1, 2011, our results of operations have been included in the consolidated results of operations of CenturyLink. CenturyLink has accounted for its acquisition of us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on our preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. We expect to complete our final determinations no later than the first quarter of 2012. Our final determinations may be significantly different than those reflected in our consolidated financial statements as of June 30, 2011. Based on our preliminary estimate, the aggregate consideration exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $10.005 billion, which has been recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect CenturyLink and its consolidated subsidiaries, including us, to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.

The following is our preliminary assignment of the aggregate consideration based on currently available information (dollars in millions).

April 1, 2011
Cash, accounts receivable and other current assets	$2,036
Property, plant and equipment	9,525
Identifiable intangible assets
Customer relationships	7,625
Capitalized software	1,702
Other	366
Other noncurrent assets	373
Current liabilities, excluding current maturities of long-term debt	(2,424)
Current maturities of long-term debt	(2,422)
Long-term debt	(10,253)
Deferred credits and other liabilities	(4,260)
Goodwill	10,005

Aggregate consideration	$12,273

We have recognized certain expenses that were contingent on completion of the CenturyLink acquisition, including $127 million of compensation expense comprised of severance, retention bonuses and share-based compensation for the successor three months ended June 30, 2011. During the predecessor three months ended March 31, 2011, we had recognized $3 million of expenses associated with our activities surrounding the acquisition. As of April 1, 2011, as part of acquisition accounting, we also included in our goodwill $35 million for financial advisory fees, $23 million for certain performance awards and $16 million related to retention bonuses, all of which were contingent on the completion of the acquisition and had no benefit to CenturyLink after the acquisition.

CenturyLink has cash management arrangements between certain of its subsidiaries, including us, under which the majority of our cash balance is transferred on a daily basis to CenturyLink.

(3) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets as of June 30, 2011 and December 31, 2010 consisted of the following:

	Successor	Predecessor
	June 30, 2011	December 31, 2010
	(Dollars in millions)
Goodwill	$10,005	—

Customer relationships, less accumulated amortization of $260 and $2	$7,365	—

Other intangible assets subject to amortization
Capitalized software, less accumulated amortization of $117 and $1,741	1,631	888
Tradename and patent, less accumulated amortization of $43 and $5	323	50

Other intangible assets, net	$1,954	938

At June 30, 2011, the gross carrying amounts of goodwill, customer relationships and other intangible assets were $19.744 billion which were recorded at fair value on April 1, 2011 as a result of CenturyLink’s acquisition of us. We expect to complete the final determination of these estimates and related estimated lives for amortizable intangible assets no later than the first quarter of 2012.

Total amortization expense for intangible assets was $420 million for the successor three months ended June 30, 2011. Total amortization expense for intangible assets for the predecessor three months ended March 31, 2011 was $58 million. We amortize our customer relationships over an estimated life of 10 years, using the sum-of-the-years-digits and straight-line methods, depending on the classification of the customer. We amortize our capitalized software using the straight-line method over estimated lives ranging up to seven years and amortize our other intangible assets predominantly using the sum-of-the-years digits method over an estimated life of four years. We estimate that total successor amortization expense for the six months ending December 31, 2011 and the successor years ending December 31, 2012 through 2015 will be as follows (dollars in millions):

Six months ending December 31, 2011	$825
Year ending December 31,
2012	$1,475
2013	$1,331
2014	$1,185
2015	$1,017

We periodically review the estimated lives and methods used to amortize our intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our periodic reviews and our final determinations of value related to our intangible assets.

(4) Long-term Debt

On June 8, 2011, our wholly owned subsidiary, Qwest Corporation (“QC”), issued 7.375% Notes due June 1, 2051 in the aggregate principal amount of $661 million in exchange for net proceeds, after deducting underwriting discounts and expenses, of approximately $643 million. The notes are unsecured obligations of QC and may be redeemed, in whole or in part, on or after June 1, 2016 at a redemption price of 100%. QC used the net proceeds, together with available cash balances, to redeem $825 million aggregate principal amount of QC’s 7.875% Notes due 2011, and to pay related fees and expenses.

Until April 1, 2011, we had a revolving credit facility, which made available to us $1.035 billion of additional credit subject to certain restrictions. That credit facility was terminated in conjunction with the

CenturyLink acquisition. In January 2011, CenturyLink entered into a new four-year revolving credit facility (the “Credit Facility”) that allows CenturyLink to borrow up to $1.700 billion for the general corporate purposes of itself and its subsidiaries. Up to $400 million of the Credit Facility can be used for letters of credit. Interest is assessed on borrowings using the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 0.5% and 2.5% per annum depending on the type of loan and CenturyLink’s current senior unsecured long-term debt rating. QCII and another of its wholly owned subsidiaries, Qwest Services Corporation (“QSC”), are guarantors of the Credit Facility.

In February 2011, our wholly owned subsidiary, Qwest Capital Funding, Inc. (“QCF”), paid at maturity the $179 million aggregate principal amount of its 7.25% Notes due 2011.

At June 30, 2011, we were in compliance with the provisions and covenants contained in our debt agreements.

(5) Employee Benefits

In connection CenturyLink’s acquisition of us on April 1, 2011, we performed a preliminary valuation analysis and recognized a $479 million liability as of April 1, 2011 for the unfunded status of our pension plans, reflecting estimated accumulated pension benefit obligations of $8.267 billion in excess of the $7.788 billion estimated fair value of plan assets.

Net periodic benefit expense for our pension and non-qualified pension plans for the successor three months ended June 30, 2011, predecessor three months ended March 31, 2011, predecessor three months ended June 30, 2010 and predecessor six months ended June 30, 2010 consisted of the following components:

	Successor	Predecessor
	Three months ended June 30, 2011	Three months ended March 31, 2011	Three months ended June 30, 2010	Six months ended June 30, 2010
	(Dollars in millions)
Service cost	$13	14	12	27
Interest cost	108	104	111	224
Expected return on plan assets	(139)	(133)	(138)	(278)
Amortization of unrecognized prior service cost	—	(6)	(5)	(11)
Amortization of unrecognized net actuarial loss	—	31	33	65

Net periodic benefits (income) expense	$(18)	10	13	27

In connection CenturyLink’s acquisition of us on April 1, 2011, we performed a preliminary valuation analysis and recognized a $2.516 billion liability as of April 1, 2011 for the unfunded status of our postretirement benefit plan, reflecting estimated accumulated postretirement benefit obligations of $3.284 billion in excess of the $768 million estimated fair value of plan assets.

Net periodic postretirement benefit expense for the successor three months ended June 30, 2011, predecessor three months ended March 31, 2011, predecessor three months ended June 30, 2010 and predecessor six months ended June 30, 2010 consisted of the following components:

	Successor	Predecessor
	Three months ended June 30, 2011	Three months ended March 31, 2011	Three months ended June 30, 2010	Six months ended June 30, 2010
	(Dollars in millions)
Service cost	$1	2	2	4
Interest cost	41	41	45	91
Expected return on plan assets	(12)	(13)	(15)	(30)
Amortization of unrecognized prior service cost	—	(24)	(25)	(50)
Amortization of unrecognized net actuarial loss	—	10	10	20

Net periodic benefits expense	$30	16	17	35

We report net periodic pension expense and net periodic postretirement benefits expense in cost of services and products and selling, general and administrative expenses.

(6) Severance and Restructuring

We have announced reductions in our workforce in prior periods and have accrued liabilities for related severance costs. These workforce reductions resulted primarily from progression of merger integration plans, increased competitive pressures and the loss of access lines.

We report severance liabilities in salaries and benefits within accrued expenses and other liabilities in our consolidated balance sheets and report severance expenses in selling, general and administrative expenses and cost of services and products in our consolidated statements of operations.

During 2004 and previous years, as part of our ongoing efforts to evaluate our operating costs, we established restructuring programs, which included workforce reductions, consolidation of excess facilities, and restructuring of certain business functions. As of the April 1, 2011 acquisition date, we recorded liabilities to reflect our preliminary estimates of the fair values of the existing lease obligations, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow techniques. Periodically, we recognize expense to reflect accretion of the discounted liabilities and we adjust the expense when our actual experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in accrued expenses and other liabilities and report the noncurrent portion in deferred credits and other liabilities in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations.

As of June 30, 2011, successor and December 31, 2010, predecessor, the current portion of our leased real estate accrual was $28 million and $28 million, respectively, and the long-term portion was $144 million and $195 million, respectively. The remaining lease terms range up to 15 years.

Changes in our accrued liabilities for severance expenses and leased real estate for the three months ended June 30, 2011 and the predecessor three months ended March 31, 2011 were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2010 (Predecessor)	$29	223
Accrued to expense	3	4
Payments, net	(12)	(12)

Balance at March 31, 2011 (Predecessor)	20	215

Fair value adjustment	—	(47)

Balance at April 1, 2011 (Successor)	20	168

Accrued to expense	97	10
Payments, net	(65)	(6)

Balance at June 30, 2011 (Successor)	$52	172

On April 1, 2011 our leased real estate accrual was revalued in conjunction with CenturyLink’s acquisition of us.

Our severance expenses for the successor three months ended June 30, 2011 also included $11 million of share-based compensation associated with the accelerated vesting of stock awards that occurred in connection with workforce reductions relating to CenturyLink’s acquisition of us.

(7) Fair Value Disclosure

At June 30, 2011, successor, and December 31, 2010, predecessor, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding capital lease obligations. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts receivable—affiliates, accounts payable and accounts payable—affiliates approximate their fair values.

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

The three input levels in the hierarchy of fair value measurements are defined by the FASB generally as follows:

Input Level	Description of Input
Level 1	Observable inputs such as quoted market prices in active markets.
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3	Unobservable inputs in which little or no market data exists.

During the second quarter of 2011, the rights to our auction rate securities were assigned to CenturyLink. Upon assignment, the fair market value of these securities was $79 million.

The following table presents the carrying amounts and estimated fair values of our investment securities, which are reported in noncurrent other assets, and long-term debt excluding capital lease obligations, as well as the input levels used to determine the fair values as of the successor date of June 30, 2011 and the predecessor date of December 31, 2010:

	Input Level	Successor June 30, 2011		Predecessor December 31, 2010
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Assets—Investment securities	3	$—	—	92	92
Long-term debt excluding capital lease obligations	2	$12,050	11,976	11,583	12,480

The table below presents a rollforward of our auction rate securities valued using Level 3 inputs for the predecessor three months ended March 31, 2011 and the successor three months ended June 30, 2011:

Auction Rate Securities
(Dollars in millions)
Balance at December 31, 2010 (Predecessor)	$92
Dispositions and settlements	—
Included in other (expense) income	—

Balance at March 31, 2011 (Predecessor)	$92

Fair value adjustment	(13)

Balance at April 1, 2011 (Successor)	79

Assignments to CenturyLink	(79)

Balance at June 30, 2011 (Successor)	$—

(8) Income Taxes

In connection with CenturyLink’s acquisition of us on April 1, 2011, we recorded a $2.2 billion deferred tax liability under the acquisition method of accounting. Our preliminary acquisition date assignment of deferred income taxes and the related valuation allowance are subject to adjustment as discussed in Note 2—Acquisition by CenturyLink.

The CenturyLink acquisition caused an “Ownership Change” within the meaning of Section 382 of the Internal Revenue Code. As a result, CenturyLink’s ability to use our accumulated net operating loss carryforwards, or NOLs, and certain other tax attributes to reduce future consolidated federal and combined or consolidated state taxable incomes are subject to annual limits imposed by Section 382. Despite this, our evaluations indicate that we and CenturyLink expect to realize all federal NOLs and certain other deferred tax attributes prior to their respective expirations. Thus, we have made no adjustments to our valuation allowances to reflect limitations imposed by virtue of the acquisition.

Included in income tax expense for the predecessor six months ended June 30, 2010 is a $113 million charge related to the change in the tax treatment of the Medicare Part D subsidy as a result of the comprehensive health care reform legislation enacted in March 2010.

(9) Products and Services Revenues

We are an integrated communications company engaged primarily in providing an array of communications services, including local and long distance voice, wholesale network access, broadband, other data services and video services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. Currently, we categorize our products and services into the following four categories:

•	Strategic services, which include primarily private line (including special access), broadband, MPLS, hosting, video, voice over Internet Protocol, or VoIP, services and Verizon Wireless services;

•	Legacy services, which include primarily local, long-distance, access, integrated services digital network, or ISDN, services and traditional wide area network, or WAN, services; and

•

Data integration, which is telecommunications equipment we sell that is located on customers’ premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers.

•

Affiliates and other services, which consist primarily of USF surcharges and services we provide to our affiliates. We provide to our affiliates data, local services and billing and collections services that we also provide to external customers. In addition, we provide to our affiliates: marketing, sales and advertising services; computer system development and support services; network support and technical services; and other support services, such as legal, regulatory, finance and accounting, tax and human resources.

Since the April 1, 2011 closing of the CenturyLink acquisition, our operations were integrated into and are reported as part of the segments of CenturyLink. CenturyLink’s CODM has become our CODM and does not review Qwest-only segment information. Consequently, we no longer provide Qwest-only segment information.

Our operating revenues for our products and services consisted of the following categories for the successor three months ended June 30, 2011 and predecessor three months ended March 31, 2011 and predecessor three and six months ended June 30, 2010:

	Successor	Predecessor
	Three months ended June 30, 2011	Three months ended March 31, 2011	Three months ended June 30, 2010	Six months ended June 30, 2010
		(Dollars in millions)
Strategic services	$1,206	1,201	1,149	2,287
Legacy services	1,317	1,395	1,499	3,056
Data integration	118	123	142	278
Affiliates and other services	128	127	140	275

Total operating revenues	$2,769	2,846	2,930	5,896

Affiliates and other operating revenues include certain surcharges to our customers, including billings for our required contributions to several USF programs. Such amounts are reflected on a gross basis in our statements of operations (included in both operating revenues and expenses) and aggregated approximately $92 million for the successor three months ended June 30, 2011, $96 million for the predecessor three months ended March 31, 2011, $106 million for the predecessor three months ended June 30, 2010 and $207 million for the predecessor six months ended June 30, 2010.

(10) Commitments and Contingencies

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

KPNQwest Litigation/Investigation

On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which we were a major shareholder) filed a lawsuit in district court in Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. We and Koninklijke KPN N.V. (“KPN”) are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with us. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $6.1 billion based on the exchange rate on June 30, 2011), plus statutory interest. Two lawsuits asserting similar claims were previously filed against Qwest and others in federal courts in New Jersey in 2004 and Colorado in 2009; those courts dismissed the lawsuits without prejudice on the grounds that the claims should not be litigated in the United States.

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against us, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with us. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $320 million based on the exchange rate on June 30, 2011).

We will continue to defend against the pending KPNQwest litigation matters vigorously.

Other Matters

Several putative class actions relating to the installation of fiber-optic cable in certain rights-of-way were filed against us on behalf of landowners on various dates and in various courts in Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois (where there is a federal and a state court case), Indiana, Kansas, Massachusetts, Michigan, Mississippi, Missouri, Nevada, New Mexico, New York, Oregon, South Carolina, Tennessee, Texas, Utah and Washington. For the most part, the complaints challenge our right to install our fiber-optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our fiber-optic cable in the right-of-way without the plaintiffs’ consent. Most of the actions purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states, although two of the currently pending actions purport to be brought on behalf of multi-state classes. Specifically, the Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin, and the Indiana state court action purports to be on behalf of a national class of landowners. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On September 10, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. On December 9, 2009, the court issued a revised ruling that, among other things, denied a motion for approval as moot and dismissed the matter for lack of subject matter jurisdiction. The parties are now engaged in negotiating settlements on a state-by-state basis, and have filed and received preliminary approval of a settlement in Illinois and Alabama federal courts as well as Tennessee state court.

A putative class action filed on behalf of certain of our retirees was brought against us, the Qwest Group Life Insurance Plan and other related entities in federal district court in Colorado in connection with our decision to reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that we and other defendants were obligated to continue their life insurance benefit at the levels in place before we decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. The district court ruled in our favor on the central issue of whether we properly reserved our right to reduce the life insurance benefit under applicable law and plan documents. The plaintiffs subsequently amended their complaint to assert additional claims. In 2009, the court dismissed or granted summary judgment to us on all of the plaintiffs’ claims. The plaintiffs appealed the court’s decision to the Tenth Circuit Court of Appeals. On June 2, 2011, the Tenth Circuit affirmed the District Court’s decision.

(11) Financial Statements of Guarantors

QCII and two of its subsidiaries, QCF and QSC, guarantee the payment of certain of each other’s registered debt securities. As of June 30, 2011, QCII’s total outstanding debt included $2.7 billion aggregate principal amount of senior notes that were issued in February 2004, June 2005, September 2009 and January 2010 and that are guaranteed by QCF and QSC (the “QCII Guaranteed Notes”). These notes are guaranteed through their respective maturity dates, the latest of which is in April 2018. In addition, each series of QCF’s outstanding notes totaling approximately $1 billion in aggregate principal amount is guaranteed on a senior unsecured basis by QCII (the “QCF Guaranteed Notes”). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2031. The guarantees described above are full and unconditional and joint and several. All of the QCF Guaranteed Notes and $1.3 billion of the QCII Guaranteed Notes are registered debt securities. A significant amount of QCII’s and QSC’s income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries.

The following information sets forth our condensed consolidating statements of operations for the three months ended June 30, 2011, March 31, 2011, June 30, 2010 and six months ended June 30, 2010, our condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010, and our condensed consolidating statements of cash flows for the three months ended June 30, 2011, March 31, 2011 and six months ended June 30, 2010. The information for QCII is presented on a stand-alone basis, information for QSC and QCF is presented on a combined basis and information for all of our other subsidiaries is presented on a combined basis. Each entity’s investments in its subsidiaries, if any, are presented under the equity method. The consolidating statements of operations and balance sheets include the effects of consolidating adjustments to our subsidiaries’ tax provisions and the related income tax assets and liabilities in the QSC and QCII results. Both QSC and QCF are 100% owned by QCII, and QCF is a finance subsidiary of QCII. Other than as already described in this note, the accounting principles used to determine the amounts reported in this note are the same as those used in our consolidated financial statements.

We periodically restructure the internal capital structure of our subsidiaries based on the needs of our business.

Qwest Communications International Inc.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011

SUCCESSOR

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)

OPERATING REVENUES
Operating revenues	$—	—	2,763	—	2,763
Operating revenues—affiliates	—	3	15	(12)	6

Total operating revenues	—	3	2,778	(12)	2,769

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,141	—	1,141
Selling, general and administrative	5	3	648	—	656
Operating expenses—affiliates	—	—	44	(12)	32
Depreciation and amortization	43	—	780	—	823

Total operating expenses	48	3	2,613	(12)	2,652

OPERATING (LOSS) INCOME	(48)	—	165	—	117
OTHER INCOME (EXPENSE)
Interest expense	(44)	(18)	(88)	—	(150)
Interest expense—affiliates	(4)	(23)	1	26	—
Interest income—affiliates	—	26	—	(26)	—
Loss on early retirement of debt	—	—	(1)	—	(1)
Income (loss) from equity investments in subsidiaries	67	(52)	—	(15)	—

Total other income (expense)	19	(67)	(88)	(15)	(151)

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(29)	(67)	77	(15)	(34)
Income tax (benefit) expense	(3)	(131)	126	—	(8)

NET (LOSS) INCOME	$(26)	64	(49)	(15)	(26)

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

Qwest Communications International Inc.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011

PREDECESSOR

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)

OPERATING REVENUES
Operating revenues	$—	—	2,846	—	2,846
Operating revenues—affiliates	—	2	9	(11)	—

Total operating revenues	—	2	2,855	(11)	2,846

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,178	—	1,178
Selling, general and administrative	3	2	551	—	556
Operating expenses—affiliates	—	—	11	(11)	—
Depreciation and amortization	—	—	533	—	533

Total operating expenses	3	2	2,273	(11)	2,267

OPERATING (LOSS) INCOME	(3)	—	582	—	579
OTHER INCOME (EXPENSE)
Interest expense	(56)	(19)	(152)	—	(227)
Interest expense—affiliates	(1)	(26)	(1)	28	—
Interest income—affiliates	—	28	—	(28)	—
Income from equity investments in subsidiaries	272	226	—	(498)	—
Other (expense) income, net	—	(1)	6	—	5

Total other income (expense)	215	208	(147)	(498)	(222)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	212	208	435	(498)	357
Income tax expense (benefit)	1	(64)	209	—	146

NET INCOME	$211	272	226	(498)	211

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

Qwest Communications International Inc.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010

PREDECESSOR

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$—	—	2,930	—	2,930
Operating revenues—affiliates	—	(1)	1	—	—

Total operating revenues	—	(1)	2,931	—	2,930

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,240	—	1,240
Selling, general and administrative	35	(2)	600	—	633
Depreciation and amortization	—	—	548	—	548

Total operating expenses	35	(2)	2,388	—	2,421

OPERATING (LOSS) INCOME	(35)	1	543	—	509
OTHER INCOME (EXPENSE)
Interest expense	(82)	(22)	(161)	—	(265)
Interest expense—affiliates	—	(71)	—	71	—
Interest income—affiliates	—	71	—	(71)	—
Income from equity investments in subsidiaries	237	187		(424)	—
Other income, net	21	1	—	—	22

Total other income (expense)	176	166	(161)	(424)	(243)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	141	167	382	(424)	266
Income tax (benefit) expense	(17)	(74)	199	—	108

NET INCOME	$158	241	183	(424)	158

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

Qwest Communications International Inc.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2010

PREDECESSOR

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$—	—	5,896	—	5,896
Operating revenues—affiliates	—	2	8	(10)	—

Total operating revenues	—	2	5,904	(10)	5,896

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	2,487	—	2,487
Selling, general and administrative	39	1	1,199	—	1,239
Operating expenses—affiliates	—	—	10	(10)	—
Depreciation and amortization	—	—	1,093	—	1,093

Total operating expenses	39	1	4,789	(10)	4,819

OPERATING (LOSS) INCOME	(39)	1	1,115	—	1,077
OTHER INCOME (EXPENSE)
Interest expense	(168)	(58)	(318)	—	(544)
Interest expense—affiliates	—	(155)	—	155	—
Interest income—affiliates	—	155	—	(155)	—
Loss on early retirement of debt	(2)	(40)	—	—	(42)
Income from equity investments in subsidiaries	366	335	—	(701)	—
Other income (expense), net	21	1	—	—	22

Total other income (expense)	217	238	(318)	(701)	(564)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	178	239	797	(701)	513
Income tax (benefit) expense	(18)	(131)	466	—	317

NET INCOME	$196	370	331	(701)	196

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

Qwest Communications International Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS

JUNE 30, 2011

SUCCESSOR

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	33	14	—	47
Accounts receivable, less allowance	15	25	1,147	—	1,187
Accounts receivable—affiliates	235	869	375	(929)	550
Notes receivable—affiliates	—	1,402	100	(1,502)	—
Deferred income taxes, net	65	11	168	(39)	205
Other	5	4	244	(19)	234

Total current assets	320	2,344	2,048	(2,489)	2,223

Net property, plant and equipment	—	—	9,442	—	9,442
Goodwill	—	—	10,005	—	10,005
Customer relationships, net	—	—	7,365		7,365
Other intangible assets, net	323	—	1,631	—	1,954
Investments in subsidiaries	15,324	13,888	—	(29,212)	—
Deferred income taxes, net	756	1,738	11	(2,505)	—
Prepaid pension, post-retirement and other post-employment benefits—affiliate	2,853	72	922	(3,847)	—
Other	37	8	253	—	298

TOTAL ASSETS	19,613	18,050	31,677	(38,053)	31,287

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt	—	—	1,600	—	1,600
Current debt—affiliates	314	1,188	—	(1,502)	—
Accounts payable	5	5	908	—	918
Accounts payable—affiliates	46	2	2	(50)	—
Accrued expenses and other liabilities	300	32	762	(6)	1,088
Accrued expenses and other—affiliates	1	118	760	(879)	—
Deferred income taxes, net	—	39	—	(39)	—
Advance billings and customer deposits	—	—	378	(13)	365

Total current liabilities	666	1,384	4,410	(2,489)	3,971

LONG-TERM DEBT	2,779	1,010	7,022	—	10,811

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	—	—	75	—	75
Benefit plan obligations, net	2,820	—	—	—	2,820
Pension, post-retirement and other post-employment benefits obligations and other—affiliates	994	337	2,516	(3,847)	—
Deferred income taxes	—	—	3,083	(2,505)	578
Other	135	29	649	—	813
Total deferred credits and other liabilities	3,949	366	6,323	(6,352)	4,286
Stockholders’ equity	12,219	15,290	13,922	(29,212)	12,219

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,613	18,050	31,677	(38,053)	31,287

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

Qwest Communications International Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2010

PREDECESSOR

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	148	224	—	372
Accounts receivable, less allowance	16	22	1,226	—	1,264
Accounts receivable—affiliates	296	277	154	(727)	—
Notes receivable—affiliates	—	1,568	110	(1,678)	—
Deferred income taxes, net	—	36	208	(10)	234
Other	9	26	353	(28)	360

Total current assets	321	2,077	2,275	(2,443)	2,230

Property, plant and equipment, net	—	—	11,857	—	11,857
Other intangible assets, net	50	—	888	—	938
Investments in subsidiaries	1,355	429	—	(1,784)	—
Deferred income taxes, net	840	2,045	139	(1,338)	1,686
Prepaid pension, post-retirement and other post-employment benefits—affiliate	2,848	71	914	(3,833)	—
Other	75	45	389	—	509

TOTAL ASSETS	$5,489	4,667	16,462	(9,398)	17,220

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	179	910	—	1,089
Current debt—affiliates	118	1,560	—	(1,678)	—
Accounts payable	8	4	1,021	—	1,033
Accounts payable—affiliates	26	20	186	(232)	—
Accrued expenses and other liabilities	296	58	842	(7)	1,189
Accrued expenses and other—affiliates	—	175	320	(495)	—
Deferred income taxes, net	10	—	—	(10)	—
Advance billings and customer deposits	—	—	572	(21)	551

Total current liabilities	458	1,996	3,851	(2,443)	3,862

LONG-TERM DEBT	2,598	978	7,282	—	10,858

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	—	—	459	—	459
Benefit plan obligations, net	2,979	—	—	—	2,979
Pension, post-retirement and other post-employment benefits obligations and other—affiliates	985	356	2,492	(3,833)	—
Deferred income taxes	—	11	1,327	(1,338)	—
Other	124	2	591	—	717

Total deferred credits and other liabilities	4,088	369	4,869	(5,171)	4,155
Stockholders’ (deficit) equity	(1,655)	1,324	460	(1,784)	(1,655)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$5,489	4,667	16,462	(9,398)	17,220

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

Qwest Communications International Inc.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JUNE 30, 2011

SUCCESSOR

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(76)	213	563	—	700

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	—	—	(347)	—	(347)
Cash infusion to subsidiaries	—	(168)	—	168	—
Changes in short-term affiliate loans	—	(243)	(272)	4	(511)
Dividends received from subsidiaries	—	120	—	(120)	—
Other, net	—	—	2	—	2

Net cash (used in) provided by investing activities	—	(291)	(617)	52	(856)

FINANCING ACTIVITIES
Payments of debt	—	—	(851)	—	(851)
Net proceeds from (repayments of) short-term affiliate debt	76	(72)	—	(4)	—
Net proceeds from issuance of long-term debt	—	—	643	—	643
Cash infusion from parent	—	—	168	(168)	—
Dividends paid to parent	—	—	(120)	120	—
Early retirement of debt costs	—	—	(13)	—	(13)

Net cash provided by (used in) financing activities	76	(72)	(173)	(52)	(221)

Net decrease in cash and cash equivalents	—	(150)	(227)	—	(377)
Cash and cash equivalents at beginning of period	—	183	241	—	424

Cash and cash equivalents at end of period	$—	33	14	—	47

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

Qwest Communications International Inc.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2011

PREDECESSOR

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash provided by (used in) operating activities	$7	(62)	828	4	777

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	—	—	(410)	—	(410)
(Purchases) proceeds of investments managed by QSC	—	(3)	3	—	—
Cash infusion to subsidiaries	—	(191)	—	191	—
Net decrease (increase) in short-term affiliate loans	—	180	1	(181)	—
Dividends received from subsidiaries	—	590	—	(590)	—
Other, net	—	—	2	—	2

Net cash provided by (used in) investing activities	—	576	(404)	(580)	(408)

FINANCING ACTIVITIES
Payments of debt	—	(179)	(24)	—	(203)
Net proceeds from (repayments of) short-term affiliate debt	119	(300)	—	181	—
Dividends paid	(141)	—	—	—	(141)
Proceeds from issuance of common stock	14	—	—	—	14
Cash infusion from parent	—	—	191	(191)	—
Dividends paid to parent	—	—	(590)	590	—
Other, net	1	—	16	(4)	13

Net cash used in financing activities	(7)	(479)	(407)	576	(317)

Net increase in cash and cash equivalents	—	35	17	—	52
Cash and cash equivalents at beginning of period	—	148	224	—	372

Cash and cash equivalents at end of period	$—	183	241	—	424

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

Qwest Communications International Inc.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2010

PREDECESSOR

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(140)	421	1,333	27	1,641

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	—	—	(717)	—	(717)
Proceeds from sales or maturities of investment securities	—	159	—	—	159
Purchases of investment securities	—	(821)	—	—	(821)
Changes in interest in investments managed by QSC	(15)	187	(172)	—	—
Cash infusion to subsidiaries	—	(321)	—	321	—
Net decrease (increase) in short-term affiliate loans	—	923	16	(939)	—
Dividends received from subsidiaries	—	1,150	—	(1,150)	—

Net cash (used in) provided by investing activities	(15)	1,277	(873)	(1,768)	(1,379)

FINANCING ACTIVITIES
Payments of debt	(525)	(960)	(520)	—	(2,005)
Net proceeds from issuance of long-term debt	775	—	—	—	775
Net (repayments of) proceeds from short-term affiliate debt	(16)	(923)	—	939	—
Dividends paid	(277)	—	—	—	(277)
Proceeds from issuance of common stock	17	—	—	—	17
Cash infusion from parent	—	—	321	(321)	—
Dividends paid to parent	—	—	(1,150)	1,150	—
Early retirement of debt costs	—	(40)	—	—	(40)
Other, net	20	—	(13)	(27)	(20)

Net cash (used in) provided by financing activities	(6)	(1,923)	(1,362)	1,741	(1,550)

Net decrease in cash and cash equivalents	(161)	(225)	(902)	—	(1,288)
Cash and cash equivalents at beginning of period	194	987	1,225	—	2,406

Cash and cash equivalents at end of period	$33	762	323	—	1,118

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

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

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the successor three months ended June 30, 2011, the predecessor three months ended March 31, 2010, the combined six months ended June 30, 2011 and predecessor six months ended June 30, 2011 are not necessarily indicative of the results of operations which might be expected for the entire year.

On April 1, 2011, we became a wholly owned subsidiary of CenturyLink. Each outstanding share of our common stock was converted into 0.1664 shares of CenturyLink common stock, with cash paid in lieu of fractional shares. The estimated aggregate consideration was approximately $12.273 billion.

Since April 1, 2011, our results of operations have been included in the consolidated results of operations of CenturyLink. CenturyLink has accounted for its acquisition of us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. We expect to complete our final determinations no later than the first quarter of 2012. Our final determinations may be significantly different than those reflected in our consolidated financial statements as of June 30, 2011. Based on our preliminary estimate, the aggregate consideration exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $10.005 billion, which has been recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect CenturyLink and its consolidated subsidiaries, including us, to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes. The recognition of assets and liabilities at fair value is reflected in our financial statements and therefore has resulted in a new basis of accounting for the “successor period” beginning on April 1, 2011. This new basis of accounting means that our financial statements for the successor periods will not be comparable to our previously reported financial statements, including the predecessor period financial statements in this report.

We have recognized $127 million of certain expenses that were contingent on completion of the CenturyLink acquisition, primarily compensation expense comprised of severance, retention bonuses and share-based compensation for the successor three months ended June 30, 2011. During the predecessor three months ended March 31, 2011, we had recognized $3 million of expenses associated with our activities surrounding the acquisition. As of April 1, 2011, as part of acquisition accounting, we also included in our goodwill $35 million for financial advisory fees, $23 million for certain performance awards and $16 million related to retention bonuses, all of which were contingent on the completion of the acquisition and had no benefit to CenturyLink after the acquisition.

CenturyLink has cash management arrangements between certain of its subsidiaries, including us, under which the majority of our cash balance is transferred on a daily basis to CenturyLink.

The discussion in this MD&A is presented on a combined basis of the predecessor and successor periods for 2011. The 2011 predecessor and successor results are presented but are not discussed separately. We believe that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to a comparable period in 2010.

We are an integrated communications company primarily engaged in providing an array of communications services, including local and long distance voice, wholesale network access, broadband, managed hosting, other data services and video services. In certain local and regional markets, we also provide fiber transport and services to competitive local exchange carriers and other communications, professional and business information services. We generate the majority of our revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We operate approximately 8.8 million access lines, which are telephone lines reaching from the customers’ premises to a connection with the public switched telephone network. We also serve approximately 3.0 million broadband subscribers as of June 30, 2011. During the second quarter of 2011, we updated our methodology for counting our subscribers and access lines where we provide the services. We now count access lines when we install the service. Our access line methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. Our new methodology also excludes unbundled loops and includes stand alone broadband subscribers.

For certain products and services we provide, and for a variety of internal communications functions, we use parts of CenturyLink’s telecommunications network to transport voice and data traffic.

During the second quarter of 2011, our dedicated internet access services were reclassified from our legacy services to strategic services and certain USF surcharges were reclassified from our legacy services to affiliates and other services revenues to better align with the classifications that our parent, CenturyLink, uses. As a result, we reclassified previously reported amounts to conform to the current period presentation. For the predecessor three months ended March 31, 2011 this reclassification resulted in a reduction of legacy service revenues of $65 million, an increase of strategic service revenues of $30 million and an increase of affiliates and other services revenues of $34 million. For the predecessor three months ended June 30, 2010 this reclassification resulted in a reduction of legacy service revenues of $71 million, an increase of strategic service revenues of $37 million and an increase of affiliates and other services revenues of $34 million. For the predecessor six months ended June 30, 2010 this reclassification resulted in a reduction of legacy service revenues of $148 million, an increase of strategic service revenues of $77 million and an increase of affiliates and other services revenues of $70 million. We currently categorize our products and services among the following four categories:

•

Strategic services, which include primarily private line (including special access), broadband, MPLS (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), hosting, video, voice over Internet Protocol, or VoIP, services and Verizon Wireless services;

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

•

Affiliates and other services, which consist primarily of USF surcharges and services we provide to our affiliates. We provide to our affiliates data, local services and billing and collections services that we also provide to external customers. In addition, we provide to our affiliates: marketing, sales and advertising services; computer system development and support services; network support and technical services; and other support services, such as legal, regulatory, finance and accounting, tax and human resources.

Our analysis presented below is organized to provide the information we believe will be useful for understanding the trends affecting our business. This discussion should be read in conjunction with our consolidated financial statements in Item 1 of Part I of this report.

Since the April 1, 2011 closing of the CenturyLink acquisition, our operations were integrated into and are reported as part of the segments of CenturyLink. CenturyLink’s CODM has become our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we no longer provide Qwest-only segment information.

Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.

•

Strategic services. We continue to see shifts in the makeup of our total revenues as customers move to strategic services, such as private line, broadband and video services, from legacy services, such as local and access services. Revenues from our strategic services represented 44% and 39% of our total revenues for the successor three months ended June 30, 2011 and the predecessor three months ended June 30, 2010, respectively, and 43% and 39% of our total revenues for the combined six months ended June 30, 2011 and the predecessor six months ended June 30, 2010, respectively, and this percentage continues to grow. With respect to broadband services, we continue to focus on increasing subscribers, particularly among consumer and small business customers. We reached approximately 3.0 million broadband subscribers at June 30, 2011 compared to approximately 2.9 million at June 30, 2010. In order to remain competitive, we believe the ability to continually increase connection speeds is important. As a result, we continue to invest in our fiber to the node, or FTTN, deployment, which we launched to meet customer demand for higher broadband speeds. FTTN is a type of telecommunications network that combines fiber-optic cables (which run from a telecommunication provider’s central office to a single location within a particular neighborhood or geographic area) and traditional copper wires (which run from this location to individual residences and businesses within the neighborhood or geographic area). Fiber to the node allows for the delivery of higher speed broadband services than would otherwise generally be available through a more traditional telecommunications network made up of only copper wires. In addition to the FTTN deployment, we continue to expand our product offerings and enhance our marketing efforts as we compete in a competitive and maturing market in which a significant portion of consumers already have broadband services. We expect these efforts will improve our ability to compete and grow our broadband subscribers. Demand for the private line services we offer to business and wholesale customers continues to increase, despite our customers’ optimization of their networks, industry consolidation and technological migration. While we expect that these factors will continue to impact our business, we ultimately believe the growth in fiber based special access provided to wireless carriers for backhaul will, over time, offset the decline in copper based special access provided to wireless carriers as they migrate to Ethernet, although the timing of this technological migration is uncertain.

•

Legacy services. Revenues from our legacy services represented 48% and 53% of our total revenues for the successor three months ended June 30, 2011 and the predecessor three months ended June 30, 2010, respectively, and 48% and 52% of our total revenues for the combined six months ended June 30, 2011 and the predecessor six months ended June 30, 2010, respectively, and continue to decline. Our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless voice services for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. We expect that these factors will continue to impact our business. Service bundling and other product promotions, as described below, continue to be some of our responses to offset the loss of revenues as a result of access line losses.

•

Data integration. We expect both data integration revenue and the related costs will fluctuate from quarter to quarter as this revenue stream tends to be more sensitive than revenues from our other services to changes in the economy and to changes in spending trends of our federal government customers. We currently expect revenue and costs for the remainder of 2011 to be lower than they were during the comparable period of 2010.

•

Service bundling and product promotions. We offer our customers, primarily consumers and small businesses, the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video, long-distance and wireless. While video and wireless subscribers are an important piece of our customer retention strategy, they do not make a large contribution to strategic services revenues. However, we believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. In addition to our bundle discounts, we also offer limited time promotions on our broadband service for qualifying customers who have our broadband product in their bundle, which we believe will positively affect our acquisition volume and drive customers to purchase more expanded offerings. While bundle price discounts have resulted in lower average revenues for our individual products, we believe service bundles continue to positively impact our customer retention.

•

Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload, productivity improvements, changes in the telecommunications industry and governmental regulations. Through planned reductions and normal employee attrition, we have reduced our workforce and employee-related expenses (net of severance) while achieving operational efficiencies and improving processes through automation and other innovative ways of operating our business.

•

Pension and post-retirement benefits expenses. We are required to recognize in our consolidated financial statements certain expenses relating to our pension and post-retirement health care and life insurance benefits plans. These expenses are calculated based on several assumptions, including among other things discount rates and expected rates of return on plan assets that are generally set at December 31 of each year. Changes in these assumptions can cause significant changes in the combined net periodic benefits expenses we recognize. We allocate the expenses of these plans to certain of our other affiliates. The allocation of expenses is based upon the demographics of employees and retirees at our affiliates. Changes in our assumptions can cause significant changes in the net periodic pension and post-retirement benefits expenses we recognize.

•

Disciplined capital expenditures. Our capital expenditures continue to be focused on our strategic services such as broadband and fiber to the cell site, or FTTCS. FTTCS is a type of telecommunications network consisting of fiber-optic cables that run from a telecommunication provider’s broadband interconnection points to cellular sites. Fiber to the cell site services allow for the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional telecommunications network.

While these trends are important to understanding and evaluating our financial results, the other transactions, additional events and trends discussed in “Risk Factors” in Item 1A of Part II of this report may also materially impact our business operations and financial results.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2011 Compared

to Three and Six Months Ended June 30, 2010

The following table summarizes our results of operations for the successor three months ended June 30, 2011, predecessor three months ended June 30, 2010, combined six months ended June 30, 2011 and predecessor six months ended June 30, 2010 and the number of employees as of June 30, 2011, successor and June 30, 2010, predecessor:

	Successor	Predecessor			Combined	Predecessor
	Three months ended June 30, 2011	Three months ended June 30, 2010	Increase/ (Decrease)	% Change	Six months ended June 30, 2011	Six months ended June 30, 2010	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenues by category:
Strategic and legacy services:
Strategic services	$1,206	1,149	57	5%	$2,407	2,287	120	5%
Legacy services	1,317	1,499	(182)	(12)%	2,712	3,056	(344)	(11)%

Total strategic and legacy services	2,523	2,648	(125)	(5)%	5,119	5,343	(224)	(4)%
Data integration	118	142	(24)	(17)%	241	278	(37)	(13)%

Total revenues	2,641	2,790	(149)	(5)%	5,360	5,621	(261)	(5)%
Affiliate revenues	6	—	6	nm	6	—	6	nm
Other revenues (primarily USF surcharges)	122	140	(18)	(13)%	249	275	(26)	(9)%

Total operating revenues	2,769	2,930	(161)	(5)%	5,615	5,896	(281)	(5)%
Operating expenses	2,652	2,421	231	10%	4,919	4,819	100	2%

Operating income	117	509	(392)	(77)%	696	1,077	(381)	(35)%
Other expense	151	243	(92)	(38)%	373	564	(191)	(34)%

Income before income taxes	(34)	266	(300)	(113)%	323	513	(190)	(37)%
Income tax (benefit) expense	(8)	108	(116)	(107)%	138	317	(179)	(56)%

Net (loss) income	$(26)	158	(184)	(116)%	$185	196	(11)	(6)%

Employees (as of June 30)					27,589	29,221	(1,632)	(6)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

During the second quarter of 2011, we updated our methodology for counting our subscribers and access lines where we provide the services. We now count access lines when we install the service, which resulted in an approximately 69,000 decrease in our successor June 30, 2011 access lines versus what we would have shown under our historical methodology of counting access lines when revenue was generated from them. We have not retrospectively adjusted our predecessor period access lines for this methodology adjustment as it was not reasonably practicable for us to do so. Our access line methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. Our new methodology also excludes unbundled loops and includes stand alone broadband subscribers. We have conformed prior periods to our current presentation, unless noted above.

The following table summarizes our total broadband subscribers and access lines as of June 30, 2011, successor and June 30, 2010, predecessor:

	Successor	Predecessor
	June 30, 2011	June 30, 2010	Increase/ (Decrease)	% Change
	(in thousands)
Total broadband subscribers	3,009	2,894	115	4%

Total access lines	8,804	9,574	(770)	(8)%

Operating Revenues

Strategic Services

Although strategic services revenues increased, a decrease in legacy services resulted in lower total operating revenues. Strategic services revenues increased primarily due to higher broadband revenues resulting from new subscribers as well as an increase in MPLS. An improving mix of higher priced, higher speed broadband services and increased volumes in our private line services also contributed to the increase in strategic revenues.

Legacy Services

Legacy services revenues decreased as a result of lower local services revenues due to access line losses resulting from competitive pressures, along with product substitution. Legacy services also decreased due to lower amortization of deferred revenue due to certain predecessor deferred revenue being assigned no value at the acquisition date. Lower demand for our long-distance services, traditional WAN services and access services, due to customer migration, product substitution and increased competition also contributed to the decrease in our legacy services revenues.

Data Integration

Revenues from data integration decreased primarily due to decreased equipment sales and lower professional services, including network management, security and integration of customer premises equipment.

Operating Expenses

The following table provides further detail regarding our total operating expenses for the successor three months ended June 30, 2011, predecessor three months ended June 30, 2010, combined six months ended June 30, 2011 and predecessor six months ended June 30, 2010:

	Successor	Predecessor			Combined	Predecessor
	Three months ended June 30, 2011	Three months ended June 30, 2010	Increase/ (Decrease)	% Change	Six months ended June 30, 2011	Six months ended June 30, 2010	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,141	1,240	(99)	(8)%	2,319	2,487	(168)	(7)%
Selling, general and administrative	656	633	23	4%	1,212	1,239	(27)	(2)%
Affiliate expenses	32	—	32	nm	32	—	32	nm
Depreciation and amortization	823	548	275	50%	1,356	1,093	263	24%

Total operating expenses	$2,652	2,421	231	10%	4,919	4,819	100	2%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products decreased due to decreased equipment sales and lower professional services, including network management, security and integration of customer premises equipment. Lower facilities expenses as a result of both lower rates and lower volumes for long-distance service and cost optimization also contributed to the lower expenses in cost of services and products. The amortization of certain deferred expenses is lower due to assigning no value to these predecessor assets at the acquisition date. Cost of services and products also decreased due to lower salaries and wages related to employee reductions in our network operations as we continue to manage our workforce to our workload.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the successor three months ended June 30, 2011 primarily due to severance related to employee reductions, a majority of which was due to CenturyLink’s acquisition of us. This increase was partially offset by lower professional fees and pension expense. Selling, general and administrative expenses decreased for the combined six months ended June 30, 2011 primarily due to decreased professional fees, pension expense and marketing and advertising expense. This decrease was partially offset by an increase in severance related to employee reductions, a majority of which was due to CenturyLink’s acquisition of us.

Affiliate Expenses

Affiliates expenses include charges for our use of telecommunication services, marketing and employee related support services.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense for the successor three months ended June 30, 2011, predecessor three months ended June 30, 2010, combined six months ended June 30, 2011 and predecessor six months ended June 30, 2010:

	Successor	Predecessor			Combined	Predecessor
	Three months ended June 30, 2011	Three months ended June 30, 2010	Increase/ (Decrease)	% Change	Six months ended June 30, 2011	Six months ended June 30, 2010	Increase/ (Decrease)	% Change
	(Dollars in millions)
Depreciation	$403	493	(90)	(18)%	878	984	(106)	(11)%
Amortization	420	55	365	nm	478	109	369	nm

Total depreciation and amortization	$823	548	275	50%	1,356	1,093	263	24%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

In the second quarter of 2011, our property, plant and equipment was revalued and as a result decreased $2.140 billion due to CenturyLink’s acquisition of us. The decrease in asset value resulted in our depreciation expense declining significantly. This revaluation also resulted in an additional $7.625 billion in amortizable intangible customer relationship assets, which resulted in an additional $260 million of amortization expense for the successor three months ended June 30, 2011. In addition, capitalized software was revalued to $1.702 billion, an increase of $815 million, resulting in amortization expense of $117 million for the successor three months ended June 30, 2011 as compared to the $58 million for the predecessor three months ended March 31, 2011. We expect depreciation and amortization expense in the remaining periods of 2011 and future years to be impacted by this revaluation, which remains subject to further adjustment.

Other Consolidated Results

The following table provides detail regarding other (expense) income, net and income tax expense for the successor three months ended June 30, 2011, predecessor three months ended June 30, 2010, combined six months ended June 30, 2011 and predecessor six months ended June 30, 2010:

	Successor	Predecessor			Combined	Predecessor
	Three months ended June 30, 2011	Three months ended June 30, 2010	Increase/ (Decrease)	% Change	Six months ended June 30, 2011	Six months ended June 30, 2010	Increase/ (Decrease)	% Change
	(Dollars in millions)
Interest expense	$(150)	(265)	(115)	(43)%	(377)	(544)	(167)	(31)%
Loss on early retirement of debt	(1)	—	1	nm	(1)	(42)	(41)	(98)%
Other income, net	—	22	22	nm	5	22	(17)	(77)%

Total other (expense) income, net	$(151)	(243)	(92)	(38)%	(373)	(564)	(191)	(34)%

Income tax expense	$(8)	108	(116)	(107)%	138	317	(179)	(56)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other (Expense) Income, Net

Interest expense decreased primarily due to the amortization of the net premium associated with our long-term debt which resulted from the revaluation of this debt caused by CenturyLink’s acquisition of us.

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

LIQUIDITY AND CAPITAL RESOURCES

On April 1, 2011 we became a wholly owned subsidiary of CenturyLink. As such, factors relating to, or affecting, CenturyLink’s liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market’s perception of us. In addition, we believe that any future liquidity needs not met through our cash on hand and net cash provided by operating activities will be met by CenturyLink.

CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time and are classified as short-term debt. Under these arrangements, the majority of our cash balance is transferred on a daily basis to CenturyLink in return for a receivable. From time to time we may continue to declare and pay dividends to CenturyLink, which would reduce the amount of this receivable. Given our upgrade to an investment grade rating on April 1, 2011, our debt covenants do not limit the amount of dividends we can pay to CenturyLink.

At June 30, 2011, we held cash and cash equivalents of $47 million and CenturyLink had an additional $2.499 billion in cash and cash equivalents which was unusually high due to the cash necessary to close their July acquisition of Savvis. In January 2011, CenturyLink entered into a new four-year revolving credit facility (the “Credit Facility”) that allows CenturyLink to borrow up to $1.700 billion for the general corporate purposes of itself and its subsidiaries. Interest is assessed on borrowings using the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 0.5% and 2.5% per annum depending on the type of loan and CenturyLink’s senior unsecured long-term debt rating. QCII and QSC are guarantors of the Credit Facility. CenturyLink also maintains letter of credit arrangements with various financial institutions to which we have access. As of June 30, 2011 CenturyLink had $429 million available for future use under these letter of credit arrangements

During the 12 months ended June 30, 2011, our net cash generated by operating activities totaled $3.203 billion.

For the coming 12 months, our expected financing and investing cash needs include:

•	$1.500 billion of maturing debt;

•	capital expenditures of approximately $850 million in the remaining six months of 2011; and

•	capital expenditures of an as yet undetermined amount in the first six months of 2012.

We incur capital expenditures on an ongoing basis in order to modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment. If we are not successful in maintaining or increasing our net cash generated by operating activities in the near term, we may decrease our capital expenditures, which may impact future years’ operating results and cash flows. Our ultimate spending for capital expenditures will be determined in part by the strategic initiatives of our new parent company, CenturyLink.

At June 30, 2011, our current liabilities exceeded our current assets by $1.748 billion compared to $2.810 billion as of April 1, 2011. Our working capital deficit decreased $1.062 billion primarily due to earnings before depreciation, amortization and income taxes and net proceeds from our long term debt issuances, partially offset by capital expenditures.

We continue to look for opportunities to improve our capital structure by reducing debt and interest expense. Any time we deem conditions favorable, we may attempt to improve our liquidity position by causing our subsidiary, Qwest Corporation, to access debt markets in a manner designed to create positive economic value. The unstable economy may impair our ability to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

As of June 30, 2011, we had paid certain costs that were associated with the CenturyLink acquisition. These costs include financial advisory fees and compensation costs comprised of retention bonuses and severance. The final amounts and timing of the compensation costs to be paid is partially dependent upon personnel decisions that continue to be made as part of the continuing integration. These amounts may be material.

We believe that our current cash position, cash expected to be provided by our operations, additional cash expected to be available to us from CenturyLink including borrowings under the Credit Facility, and the likelihood that we will continue to have access to capital markets to refinance our debt as it matures, should allow us to meet our cash requirements for the foreseeable future. Our general expectation is to refinance the debt maturities of one of our subsidiaries, Qwest Corporation (“QC”). We have a significant amount of debt maturing in the next several years, including $1.500 billion maturing in 2012, $750 million maturing in 2013 and $1.900 billion maturing in 2014.

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

To the extent that our earnings before interest, taxes, depreciation and amortization, or EBITDA (as defined in our debt covenants), is reduced by cash settlements or judgments relating to the matters discussed in Note 10—Commitments and Contingencies to our consolidated financial statements in Item 1 of this report, our debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected. This could reduce our financing flexibility due to potential restrictions on incurring additional debt under certain provisions of our debt agreements.

We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if:

•	revenues and cash provided by operations significantly decline;

•	unstable economic conditions continue to persist;

•	competitive pressures increase;

•	we are required to contribute a material amount of cash to our pension plans; or

•

we become subject to significant judgments or settlements in one or more of the matters discussed in Note 10—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report.

Benefits paid by our qualified pension plan are paid through a trust. This pension plan is generally measured annually at December 31. However, due to CenturyLink’s acquisition of us we remeasured the pension plan at April 1, 2011. The accounting unfunded status of our pension plan was $448 million at April 1, 2011. Cash funding requirements can be significantly impacted by earnings on investments, the discount rate, changes in the plan and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision; however, in general, current funding laws require a company with a plan shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. Based on current funding laws and regulations, we will not be required to make a cash contribution in 2011. During 2012 we expect to begin making required contributions to the plan and we estimate that these 2012 contributions could be between $300 million and $350 million. Although potentially significant in the aggregate, we currently expect that contributions in 2013 and beyond will decrease annually from the 2012 expected contribution amount. However, the actual amount of required contributions in 2013 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in the plan and funding laws and regulations.

Certain of our post-retirement health care and life insurance benefits plans are unfunded. As of April 1, 2011, the unfunded status of all of our post-retirement benefit plans was $2.516 billion. A trust holds assets that are used to help cover the health care costs of retirees who are former occupational (also referred to as union) employees. As of April 1, 2011, the fair value of the trust assets was $768 million; however, a portion of these assets is comprised of investments with restricted liquidity. We estimate that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately five years. Thereafter, covered benefits will be paid either directly by us or from the trust as the remaining assets become liquid. This five year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits. Our estimate of the annual long-term rate of return on the plan assets is 7.5% based on the currently held assets; however, actual returns could vary widely in any given year.

Effective after CenturyLink’s acquisition of us, we are included in the consolidated federal income tax return of CenturyLink. CenturyLink is in the process of developing a post-acquisition intercompany agreement for allocation of consolidated income tax liabilities. We will continue to account for income tax expense on a stand-alone basis. We are also included in certain combined state tax returns filed by CenturyLink and the same accounting will apply.

In recent years we made some payments for income taxes; however, in most jurisdictions where we were subject to income tax, those taxes were largely offset through the utilization of our significant net operating loss carryforwards, or NOLs. As of June 30, 2011, we had federal NOLs of $5.670 billion. The CenturyLink acquisition caused an “Ownership Change” within the meaning of Section 382 of the Internal Revenue Code. As a result, our ability to use these NOLs is subject to annual limits imposed by Section 382. Despite this, we expect to fully use all of these NOLs as an offset against future taxable income of the CenturyLink combined group. We do not expect to pay a significant amount of income taxes until all of these NOLs have been used; however, the timing of that use will depend upon the combined group’s future earnings and future tax circumstances. We currently expect to be able to use the NOLs to reduce tax payments and the application of annual Section 382 limits has not materially altered the expected timing of our NOL usage. Once our NOLs are fully utilized, we expect to make income tax payments commensurate with our taxable income. The amounts of those payments will also depend upon future earnings and upon our future tax circumstances and cannot be precisely estimated at this time.

The following table summarizes cash flow activities for the combined six months ended June 30, 2011 and predecessor six months ended June 30, 2010:

	Combined	Predecessor
	Six months ended June 30, 2011	Six months ended June 30, 2010	Increase/ (Decrease)
	(Dollars in millions)
Net cash provided by operating activities	$1,477	1,641	(164)
Net cash used in investing activities	(1,264)	(1,379)	(115)
Net cash used in financing activities	(538)	(1,550)	(1,012)

Cash provided by operating activities decreased during the period as a result of a decline in cash received from customers due to decreased revenues.

Cash used in investing activities decreased primarily due to no purchases of investment securities in the six months ended June 30, 2011 compared to the purchases of $821 million of investment securities in the six months ended June 30, 2010. This decrease in cash used in investing activities was partially offset by an increase in short-term affiliate loans resulting from the majority of our cash balance being transferred on a daily basis to CenturyLink in return for a receivable as well as there being no proceeds from sales or maturities of investment securities during the current year.

Cash used in financing activities decreased primarily due to approximately $1 billion less payments of debt for the six months ended June 30, 2011 as compared to the same period ended June 30, 2010. You can find additional information regarding our financing activities in Note 4—Long-term Debt to our consolidated financial statements in Item 1 of Part I of this report.

We were in compliance with all provisions and covenants of our debt agreements as of June 30, 2011. Going forward, we, in consultation with CenturyLink, may declare and pay dividends to CenturyLink in excess of our earnings to the extent permitted by applicable law. Given our upgrade to investment grade on April 1, 2011, our debt covenants do not limit the amount of dividends we can pay to CenturyLink.

From time to time we expect to issue debt securities through our QC subsidiary to refinance its maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned QC by the three major credit rating agencies, among other factors.

We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We have historically used derivative financial instruments to manage our interest rate risk exposure on our debt and we may employ them in the future.

There were no material changes to market risks arising from changes in interest rates for the six months ended June 30, 2011, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in hedging, research and development services, or other relationships that expose us to any significant liabilities that are not reflected on the face of the consolidated financial statements. There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the three and six months ended June 30, 2011, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

Our website address is www.qwest.com, and CenturyLink’s website is www.centurylink.com. CenturyLink and we routinely post important investor information in the “Investor Relations” section of CenturyLink’s website at ir.centurylink.com. The information contained on, or that may be accessed through, these websites is not part of this report.

In addition to historical information, this MD&A includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including those arising out of the FCC’s proposed rules regarding intercarrier compensation and the USF and the FCC’s related Notice of Proposed Rulemaking released on February 8, 2011); our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by CenturyLink’s recent acquisitions of Savvis, us and Embarq; CenturyLink’s ability to successfully integrate the operations of Savvis, Qwest and Embarq into its operations, including the possibility that the anticipated benefits from these acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; CenturyLink’s and our ability to use NOLs in projected amounts; the effects of changes in CenturyLink’s assignment of the Qwest or Savvis purchase price after the date hereof; CenturyLink’s ability to effectively manage its expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; any adverse developments in legal proceedings involving CenturyLink and us; CenturyLink’s ability to pay a $2.90 per common share dividend annually, which may be affected by changes in its and our cash requirements, capital spending plans, cash flows or financial position; unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in pension funding requirements or otherwise; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report (including in “Risk Factors” in Item 1A of Part II of this report) or other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of our forward-looking statements for any reason.

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

Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2011. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.

We did not make any changes to our internal control over financial reporting in the second quarter of 2011 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Qwest Communications International Inc.

Item 1.	Legal Proceedings

The information contained in Note 10—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report is incorporated herein by reference.

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

For these and other reasons, the acquisition may not achieve the intended results. This could, in turn, adversely affect our operating results and financial condition.

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

As described in Note 10—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report, the KPNQwest matters present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of euros (equating to billions of dollars) in damages. In addition, the outcome of one of the two pending matters could have a negative impact on the other. We continue to defend against these matters vigorously and are currently unable to provide any estimate as to the timing of their resolution.

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

Further, there are other material proceedings pending against us as described in Note 10—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report that, depending on their outcome, may have a material adverse effect on our financial position. Thus, we can give no assurances as to the impacts on our operating results or financial condition as a result of these matters.

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

Risks Affecting Our Liquidity

CenturyLink’s high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.

Our parent, CenturyLink, continues to carry significant debt. As of June 30, 2011, our consolidated debt was approximately $12.411 billion which was included in CenturyLink’s consolidated debt of approximately $21.344 billion as of that date. Approximately $4.711 billion of CenturyLink’s debt, which includes approximately $3.550 billion of our debt obligations, comes due over the next three years. While we currently believe CenturyLink and we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate our future condition or that of CenturyLink, the credit markets or the economy generally. We may have unexpected costs and liabilities, and we may have limited access to financing.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. Due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if CenturyLink or we are required to contribute a material amount of cash to our collective pension plans, if CenturyLink or we are required to begin to pay other post-retirement benefits significantly earlier than is anticipated, or if CenturyLink or we become subject to significant judgments or settlements in one or more of the matters discussed in Note 10—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

Certain of CenturyLink’s and our debt issues have cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. See “Liquidity and Capital Resources—Near-Term View” in Item 1 of this report for additional information about the Credit Facility.

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

The funded status of our qualified pension plan is the difference between the value of plan assets and the benefit obligation. The accounting unfunded status of our pension plan was $448 million at April 1, 2011. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in our benefit obligation or a significant decrease in the value of plan assets. These adverse changes could require us to contribute a material amount of cash to our pension plan or could accelerate the timing of required cash payments. Based on current funding laws and regulations, we will not be required to make a cash contribution in 2011. During 2012 we expect to begin making required contributions to the plan and we estimate that these 2012 contributions could be between $300 million and $350 million. Although potentially significant in the aggregate, we currently expect that contributions in 2013 and beyond will decrease annually from the 2012 expected contribution amount. However, the actual amount of required contributions in 2013 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in the plan and funding laws and regulations. Any future material cash contributions in 2011 and beyond could have a negative impact on our liquidity by reducing our cash flows.

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

CenturyLink plans to access the public debt markets, and we cannot assure you that these markets will remain free of disruptions.

CenturyLink has a significant amount of indebtedness that it intends to refinance over the next couple of years, principally it hopes through the issuance of debt securities of CenturyLink, QC or both. CenturyLink’s ability to arrange additional financing will depend on, among other factors, its financial position and performance, as well as prevailing market conditions and other factors beyond its control. Prevailing market conditions could be adversely affected by the ongoing sovereign debt crises in Europe, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, possible downgrades in the credit ratings of the U.S. debt, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. As a result, CenturyLink cannot assure you that it will be able to obtain additional financing on terms acceptable to us or at all. Any such failure to obtain additional financing could jeopardize its and our ability to repay, refinance or reduce debt obligations.

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

We believe that we have adequately provided for tax contingencies. However, our tax audits and examinations may result in tax liabilities that differ materially from those that we have recorded in our consolidated financial statements. Because the ultimate outcomes of all of these matters are uncertain, we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial results or our NOLs.

Tax limitations resulting from the CenturyLink acquisition could affect CenturyLink’s and our realization of accumulated tax net operating losses, which would adversely affect our financial results and liquidity.

As of June 30, 2011, we had NOLs of $5.670 billion. The CenturyLink acquisition caused an “ownership change” for us under federal tax laws relating to the use of NOLs. As a result, these laws could limit CenturyLink’s ability to use our NOLs and certain other tax attributes to reduce consolidated future federal and state taxable income. If CenturyLink’s future taxable income is less than expected, these limitations could cause us to lose some economic benefits related to these tax attributes. We currently expect to use substantially all of our NOLs and certain other deferred tax attributes. However, if we are unable to realize these benefits, our future income tax payments would be higher than expected and would adversely affect our financial results and liquidity.

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

Exhibit Number	Description
(2.1)	Agreement and Plan of Merger, dated April 21, 2010, by and among Qwest Communications International Inc., CenturyTel, Inc. and SB44 Acquisition Company (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on April 22, 2010, File No. 001-15577).

(3.1)	Amended and Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on April 5, 2011, File No. 001-15577).

(3.2)	Bylaws of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on April 5, 2011, File No. 001-15577).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.4)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.5)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as trustee (incorporated by reference to U S WEST’s Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).

(4.6)	Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-3040).

(4.7)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as trustee (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).

(4.8)	Officer’s Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

Exhibit Number	Description
(4.9)	Indenture, dated as of December 26, 2002, between Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).

(4.10)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.11)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.12)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.13)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001- 15577).

(4.14)	Indenture, dated as of February 5, 2004, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.15)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.16)	Second Supplemental Indenture, dated November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed on November 23, 2004, File No. 001-03040).

Exhibit Number	Description
(4.17)	First Supplemental Indenture, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.18)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.19)	Second Supplemental Indenture, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.20)	Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.21)	First Supplemental Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.22)	First Supplemental Indenture, dated as of November 16, 2005, by and among Qwest Services Corporation, Qwest Communications International Inc., Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, N.A. as successor to Bank One Trust Company, N.A. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 21, 2005, File No. 001-15577).

(4.23)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

(4.24)	Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on May 18, 2007, File No. 001-15577).

(4.25)	Sixth Supplemental Indenture, dated April 13, 2009, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on April 13, 2009, File No. 001-15577).

(4.26)	Third Supplemental Indenture, dated September 17, 2009, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on September 21, 2009, File No. 001-15577).

Exhibit Number	Description
(4.27)	Fourth Supplemental Indenture, dated January 12, 2010, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 13, 2010, File No. 001-15577).

(4.28)	Seventh Supplemental Indenture, dated June 8, 2011, between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Form 8-A filed June 7, 2011, File No. 001-03040).

(10.1)	Registration Rights Agreement, dated September 17, 2009, among Qwest Communications International Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on September 21, 2009, File No. 001-15577).

(10.2)	Registration Rights Agreement, dated January 12, 2010, among Qwest Communications International Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 13, 2010, File No. 001-15577).

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Qwest Communications International Inc. for the quarter ended June 30, 2011, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to the Consolidated Financial Statements.

( )	Previously filed.

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
David D. Cole Senior Vice President, Controller and Operations Support (Chief Accounting Officer and Duly Authorized Officer)

August 9, 2011