Form 10-K
period 2011-12-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2012-03-02
CIK 1037949

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-15577

QWEST COMMUNICATIONS INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1339282 (I.R.S. Employer Identification No.)
100 CenturyLink Drive, Monroe, Louisiana (Address of principal executive offices)	71203 (Zip Code)

(318) 388-9000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act: None

          THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF CENTURYLINK, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          On March 2, 2012, 1,000 shares of common stock were outstanding. None of Qwest Communications International Inc.'s common stock is held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

          None.

i

Unless the context requires otherwise, references in this report to "Qwest," "we," "us," and "our" refer to Qwest Communications International Inc. and its consolidated subsidiaries, references to "QCII" refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis and references to "CenturyLink" refer to our direct parent company, CenturyLink, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.    BUSINESS

Overview

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local and long-distance, network access, private line (including special access), broadband, data, managed hosting, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.

        We generate the majority of our revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

        We were incorporated under the laws of the State of Delaware in 1997. Our principal executive offices are located at 100 CenturyLink Drive, Monroe, Louisiana 71203 and our telephone number is (318) 388-9000.

        On April 1, 2011, we became a wholly owned subsidiary of CenturyLink, Inc. in a tax-free, stock-for-stock transaction. Although we continued as a surviving corporation and legal entity after the acquisition, the accompanying financial information is presented for two periods: predecessor and successor, which relate to the period preceding the acquisition and the period succeeding the acquisition, respectively. The recognition of assets and liabilities at fair value has been reflected in our financial statements and, therefore, has resulted in a new basis of accounting for the "successor period" beginning on April 1, 2011. This new basis of accounting means that our financial statements for the successor periods are not comparable to our previously reported financial statements, including the predecessor period financial statements in this report.

        For certain products and services we provide and for a variety of internal communications functions, we use portions of CenturyLink's telecommunications network to transport data and voice traffic.

        For a discussion of certain risks applicable to our business, financial condition and results of operations, see "Risk Factors" in Item 1A of this report. The summary financial information in this section should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

Financial and Operational Highlights

        The following table summarizes the results of our consolidated operations.

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in millions)
Operating revenues	$8,327	2,846	11,730	12,311
Operating expenses	7,784	2,267	9,729	10,336
Operating income	543	579	2,001	1,975
Net income (loss)	19	211	(55)	662

	Successor	Predecessor
	December 31, 2011	December 31, 2010
	(Dollars in millions)
Balance sheet data:
Total assets	$31,220	17,220
Total long-term debt(1)	12,296	11,947
Total stockholder's equity (deficit)	11,276	(1,655)

(1)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt on our consolidated balance sheets. For total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of this report.

        The following table presents some of our operational metrics:

	Successor	Predecessor
	December 31, 2011	December 31, 2010
	(in thousands)
Operational metrics:(1)
Total broadband subscribers	3,084	2,948
Total access lines(2)	8,533	9,193

(1)
We have updated our methodology for counting our broadband subscribers and access lines and have reclassified prior year amounts to conform to the current period presentation. For additional information see "Results of Operations—Overview" in Item 7 in this report.

(2)
Access lines are telephone lines reaching from the customers' premises to a connection with the public switched telephone network, or PSTN.

Operations

        We group our products and services among four major categories: strategic services, legacy services, data integration and affiliates and other services. See descriptions of these categories below in the section "Products and Services". The following table provides a summary of our operating revenues by category:

	Successor	Predecessor
	Nine Months Ended December 31, 2011
		Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in millions)
Strategic services	$3,615	1,201	4,637	4,396
Legacy services	3,891	1,397	5,974	6,816
Data integration	402	123	606	561
Qwest-branded wireless services(1)	—	—	—	113
Affiliates and other services	419	125	513	425

Total operating revenues	$8,327	2,846	11,730	12,311

(1)
We stopped selling Qwest-branded wireless services on October 31, 2009.

        Substantially all of our revenues are from customers located in the United States and substantially all of our long-lived assets are located in the United States.

        Since the April 1, 2011 closing of CenturyLink's acquisition of us, our operations are integrated into and are reported as part of the segments of CenturyLink. CenturyLink's chief operating decision maker ("CODM") has become our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission ("SEC"). Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we now have one reportable segment and we have reclassified our prior period results to conform to our current view.

Products and Services

        Our products and services include a variety of voice, broadband, data, information technology ("IT"), video and other communications services. Through our strategic partnership with DIRECTV, we offer satellite digital television to customers in our local service area. We also offer wireless services to customers through CenturyLink's strategic partnership with Verizon Wireless.

        We offer our customers the ability to bundle together several products and services, such as broadband, video (including DIRECTV), voice and Verizon Wireless services. We believe our customers value the convenience of and price discounts associated with receiving multiple services through a single company.

        Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic cables and other equipment. Our network serves approximately 8.5 million access lines in 14 states and forms a portion of the public switched telephone network, or PSTN.

        Described below are our key products and services.

Strategic Services

        Our customers use our strategic services to access the Internet, connect to private networks and transmit data. We also provide value-added services and integrated solutions that make communications more secure, reliable and efficient for our customers. We focus our marketing and sales efforts on these services:

  •
  Private line.  Private line is a direct circuit or channel specifically dedicated for the purpose of directly connecting two or more sites. Private line offers a high-speed, secure solution for frequent transmission of large amounts of data between sites. We also provide private line services to wireless service providers that use our fiber to the tower services, commonly referred to as wireless backhaul, to support their next generation wireless networks.

  •
  Broadband.  Our broadband services allow customers to connect to the Internet through their existing telephone lines and fiber-optic cables at high speeds. Substantially all of our broadband subscribers are located within our local service area.

  •
  MPLS.  Multi-Protocol Label Switching is standards-approved data networking technology, compatible with existing asynchronous transfer mode, or ATM, and frame relay networks we provide to support real-time voice and video. This technology allows network operators flexibility to divert and route traffic around link failures, congestion and bottlenecks.

  •
  Hosting.  Hosting includes providing space, power, bandwidth and managed services in our data centers. We also offer a variety of server and application management services, including back-up, disaster recovery and professional web design.

  •
  Video.  Our video services include primarily satellite digital television under an arrangement with DIRECTV that allows us to market, sell and bill for its services under its brand name.

  •
  VoIP.  Voice over Internet Protocol, or VoIP, is a real-time, two-way voice communication service (similar to our traditional voice services) that originates over a broadband connection and often terminates on the PSTN.

  •
  Wireless services.  Our wireless services are offered under CenturyLink's agency arrangement with Verizon Wireless that allows us, as a subsidiary of CenturyLink, to market, sell and bill for its services under its brand name, primarily to customers who buy these services as part of a bundle with one or more of our other products and services. CenturyLink's arrangement allows us to sell the full complement of Verizon Wireless services. CenturyLink's current arrangement with Verizon Wireless has a five-year term ending in 2015 and is terminable by either party thereafter.

Legacy Services

        Our legacy services include local, long-distance, integrated services digital network, or ISDN (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network, or WAN, services (which allow a local communications network to link to networks in remote locations). We originate, transport and terminate local services within our local service area. Local services consist primarily of basic local exchange unbundled network elements, or UNEs and switching services. We also provide the following services with our local exchange services: caller ID, call waiting, call return, 3-way calling, call forwarding, network transport, billing services, access to our network by other telecommunications services that originate or terminate on our network and voicemail. Long-distance services include domestic and international long-distance services and toll free services. Our international long-distance services include voice calls that either terminate or originate with our customers in the United States.

Data Integration

        Data integration involves the sale of telecommunications equipment located on customers' premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and other business customers.

Affiliates and Other Services

        We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates: computer system development and support services, network support and technical services. We also generate other operating revenues from Universal Service Fund ("USF") revenues and surcharges and the leasing and subleasing of space in our office buildings, warehouses and other properties. The majority of our real estate properties are located in our local service area.

Importance, Duration and Effect of Patents, Trademarks and Copyrights

        Either directly or through our affiliates, we own several patents, tradenames, trademarks, copyrights and other intellectual property necessary to conduct our business. Our services often use the intellectual property of others, including licensed software. We also occasionally license our intellectual property to others.

Sales and Marketing

        We maintain local offices in most of the larger population centers within our local service area. These offices provide sales and customer support services in the community. We also rely on our call center personnel to promote sales of services that meet the needs of our customers. Our strategy is to enhance our communications services by offering a comprehensive bundle of services and deploying new technologies to build upon our reputation and to further enhance customer loyalty.

        Our approach to our residential customers emphasizes customer-oriented sales, marketing and service with a local presence. We market our products and services primarily through direct sales representatives, inbound call centers, local retail stores, telemarketing and third parties. We support our distribution with direct mail, bill inserts, newspaper advertising, website promotions, public relations activities and sponsorship of community events.

        Our approach to our business customers includes a commitment to deliver communications solutions that meet existing and future business needs through bundles of services and integrated service offerings. Our focus is to be a comprehensive customer communications solution for small businesses to large enterprises.

        Our approach to our wholesale customers includes a commitment to deliver communications solutions that meet existing and future national telecommunications providers' needs through bandwidth growth and quality of services.

Network Architecture

        Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic cables and other equipment. Our local exchange carrier networks also include central offices and remote sites, all with advanced digital switches and operating with licensed software. Our fiber-optic cable is the primary transport technology between our central offices and interconnection points with other incumbent carriers.

        We continue to enhance and expand our network as broadband enabled technologies are being deployed to provide significant capacity to our customers. Rapid and significant changes in technology are expected to continue in the telecommunications industry. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes.

Regulation

        We are subject to significant regulation by the Federal Communications Commission ("FCC"), which regulates interstate communications, and state utility commissions, which regulate intrastate communications in our local service area. These agencies issue rules to protect consumers and promote competition; they set the rates that telecommunication companies charge each other for exchanging traffic; and they have established funds (called universal service funds or USF) to support the provision of services to high-cost areas. In most states, local voice service, switched and special access services and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region. In addition, we are required to maintain licenses with the FCC and with the utility commissions of most of the states in our local service area. Laws and regulations in many states restrict the manner in which a licensed entity can interact with affiliates, transfer assets, issue debt and engage in other business activities and many mergers and acquisitions require approval by the FCC and some state commissions.

        Historically, incumbent local exchange carriers, or ILECs, operated as regulated monopolies having the exclusive right and responsibility to provide local telephone services in their franchised service territories. As we discuss in greater detail below, passage of the Telecommunications Act of 1996, coupled with state legislative and regulatory initiatives and technological change, fundamentally altered the telephone industry by generally reducing the regulation of ILECs and creating a substantial increase in the number of competitors. We are considered an ILEC. The following description discusses some of the major industry regulations that affect our traditional telephone operations, but numerous other regulations not discussed below could also impact us. Some legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proceedings which could substantially change the manner in which the telecommunications industry operates and the amount of revenues we receive for our services. Neither the outcome of these proceedings, nor their potential impact on us, can be predicted at this time. The impact of regulatory changes in the telecommunications industry could have a substantial impact on our operations. For additional information, see Item 1A of this annual report below.

State Regulation

        In recent years, most states have substantially reduced their regulation of ILECs. Nonetheless, state regulatory commissions generally continue to regulate local service rates, intrastate access charges, and in some cases service quality, as they continue to grant and revoke certifications authorizing companies to provide communications services. State commissions traditionally regulated pricing through "rate of return" regulation that focused on authorized levels of earnings by ILECs. Several states continue to regulate us in this manner. In most of our states, we are generally regulated under various forms of alternative regulation that typically limit our ability to increase rates for basic local voice service, but relieve us from the requirement to meet certain earnings tests. In a few states, we have recently gained pricing freedom for the majority of retail services except for the most basic of services, such as stand-alone basic residential voice service. In most of the states in which we operate, we have gained pricing flexibility for certain enhanced calling services, such as caller identification and for bundled services that also include local voice service. State commissions periodically conduct proceedings to review the rates that we charge other telecommunications providers for using our network or for reselling our service pursuant to the Telecommunications Act of 1996, and those proceedings can result in revenue reductions.

        We are currently responding to carrier complaints, legislation or generic investigations regarding our intrastate switched access charge rates in several of our states. In particular, certain long-distance providers have disputed existing intercarrier compensation rates payable to us and other ILECs with respect to VoIP traffic or refused to pay access charges, based on the contention that tariffed switched access charges should not apply to VoIP traffic. On October 27, 2011, the FCC adopted an order comprehensively reforming federal intercarrier compensation and universal service policies and rules, as discussed further below under the heading "Federal Regulation." Among other things, this order preempted state regulatory commissions' jurisdiction over all terminating access charges, however, intrastate access charges have historically been subject to exclusive state jurisdiction. Furthermore, the FCC decreed that on a prospective basis, intercarrier compensation rates for VoIP traffic are established at interstate access rates in the event intrastate switched access rates exceed interstate rates.

        The FCC order requires all terminating access rates including intrastate, interstate and reciprocal compensation rates to be reduced and unified over time. Excluding the rate implications contemplated on a prospective basis by the recent FCC order, we will continue to vigorously defend and seek to collect our intrastate switched access revenue subject to outstanding disputes. These historical disputes are primarily over access charge compensation for VoIP traffic terminating on the public switched telephone network. The outcomes of these disputes cannot be determined at this time. If we are required to reduce our intrastate switched access rates as a result of any of these disputes or state initiatives, we will seek to recover displaced switched access revenues from state universal service funds or other services. However, the amount of such recovery, particularly from residential customers, is not assured.

        Under state law, our telephone operating subsidiaries are typically governed by laws and regulations that (i) regulate the purchase and sale of ILECs, (ii) prescribe certain reporting requirements, (iii) require ILECs to provide service under publicly-filed tariffs setting forth the terms, conditions and prices of regulated services, (iv) limit ILECs' ability to borrow and establish asset liens (v) regulate transactions between ILECs and their affiliates, and (vi) impose various other service standards.

        As an ILEC, we generally face "carrier of last resort" obligations which include an ongoing requirement to provide service to all prospective and current customers in our service area who request service and are willing to pay rates prescribed in our tariffs. In competitively-bid situations, such as newly-constructed housing developments or multi-tenant dwellings, this may constitute a competitive disadvantage to us if competitors can choose to focus on low-risk profitable customers and withhold service from high-risk unprofitable customers. Strict adherence to carrier of last resort requirements may force us to construct facilities with a low likelihood of positive economic return. In certain cases, we seek to mitigate these risks by receiving regulatory approval to use less costly alternative technologies, such as fixed wireless, or by sharing network construction costs with our customers. In addition, a few of our states provide relief from these obligations under certain specific circumstances, and in certain areas our costs to build and maintain network infrastructure are partially offset by payments from universal service programs.

        We operate in states where traditional cost recovery mechanisms, including rate structures, are under evaluation or have been modified. There can be no assurance that these states will continue to provide for cost recovery at current levels.

Federal Regulation

        We are required to comply with the Communications Act of 1934, which requires us to offer services at just and reasonable rates and on non-discriminatory terms, as well as the Telecommunications Act of 1996, which amended the Communications Act of 1934 primarily to promote competition.

        The FCC regulates interstate services provided by us, including the special access charges we bill for wholesale network transmission and the interstate access charges that we bill to long-distance companies and other communications companies in connection with the origination and termination of interstate voice and data transmissions. Additionally, the FCC regulates a number of aspects of our business related to privacy, homeland security and network infrastructure, including access to and use of local telephone numbers. The FCC has responsibility for maintaining and administering the federal USF, which provides substantial support for maintaining networks in high-cost areas, as well as supporting service to low-income households, schools and libraries, and rural health care providers. Like other communications network operators, ILECs must obtain FCC approval to use certain radio frequencies, or to transfer control of any such licenses. The FCC retains the right to revoke these licenses if a carrier materially violates relevant legal requirements.

        We, like other large and mid-sized ILECs, operate under price-cap regulation of interstate access rates. Under price-cap regulation, limits imposed on a company's interstate rates are adjusted periodically to reflect inflation, productivity improvement and changes in certain non-controllable costs.

        Our operations and those of all telecommunications carriers also may be impacted by legislation and regulation imposing new or greater obligations on us. The most likely areas of impact include regulations or laws related to providing broadband service, bolstering homeland security, increasing disaster recovery requirements, minimizing environmental impacts, enhancing privacy, or addressing other issues that impact our business, including the Communications Assistance for Law Enforcement Act, and laws governing local telephone number portability and customer proprietary network information requirements. These laws and regulations may cause us to incur additional costs and could impact our ability to compete effectively.

        From time-to-time, the FCC reviews the rates and terms under which ILECs provide special access services. If the FCC were to adopt significant changes in regulations affecting special access services, this could adversely impact our operations or financial results.

Universal Service Fund and Other Related Matters

        For decades, the FCC has regularly considered various intercarrier compensation reforms, generally with a goal to create a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, or carrying telecommunications traffic. In connection therewith, the FCC has received intercarrier compensation proposals from several industry groups, and solicited public comments on a variety of topics related to access charges and intercarrier compensation. In early 2011, the FCC issued a notice of proposed rulemaking focused on modernizing its universal service policies and intercarrier compensation rules.

        On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("CAF order") intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition over the next decade as intercarrier compensation charges are reduced, universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end user customers are gradually increased. These changes will substantially increase the pace of reductions in the amount of switched access revenues we receive, while creating opportunities for increases in federal USF and retail revenue streams. The ultimate effect of this order on communications companies is largely dependent on future FCC proceedings designed to implement the order, the most significant of which are scheduled to be determined in 2012 and 2013.

        On December 29, 2011, the CAF order went into effect. At the same time, numerous parties filed a Petition For Reconsideration ("PFR") with the FCC seeking numerous revisions to the order. In January 2012, CenturyLink joined more than two dozen parties in appealing certain aspects of the order by filing a PFR that will be heard by the United States Tenth Circuit Court of Appeals. Future judicial challenges to the CAF order are possible, which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. For these reasons, we cannot predict the ultimate impact of these proceedings on us at this time.

        The American Recovery and Reinvestment Act of 2009 (the "Recovery Act") includes certain broadband initiatives that are intended to accelerate broadband deployment across the United States. The Recovery Act approved $7.2 billion in funding for broadband stimulus projects across the United States to be administered by two governmental agencies. The programs provide grants and loans to applicants for construction of certain broadband infrastructure, provision of certain broadband services, and support of certain broadband adoption initiatives. This program has attracted a wide range of applicants including states, municipalities, start-up companies and consortiums. The participation of other parties in these programs could increase competition in selected areas, which may increase our marketing costs and decrease our revenues in those areas. We cannot at this time estimate the impact these programs may have on our operations.

        On January 31, 2012 the FCC adopted an order modernizing the program that provides assistance to qualifying low-income individuals for local voice service. These changes also affect state-specific programs that provide assistance to qualifying individuals. The impact of these changes cannot be quantified at this time, but we may face increased administrative costs and audit requirements as a result of this FCC order and its implementation.

        For several years, Congress has passed bills granting successive short-term exemptions from a federal law that could otherwise delay or block funding of the USF's E-rate program, including a bill extending the exemption through December 31, 2012. Although we expect funding from this program to continue, we cannot assure you that the lack of a definitive resolution of this issue will not delay or impede the disbursement of funds in the future.

Competition

        We compete in a rapidly evolving and highly competitive market and we expect intense competition to continue. Technological advances, regulatory and legislative changes have increased opportunities for alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do.

        As discussed below, competition for many of our services is based in part on bundled offerings. We believe our customers value the convenience of and price discounts associated with, receiving multiple services through a single company. As such, we continue to focus on expanding and improving our bundled offerings.

Strategic Services

        With respect to our strategic services, competition is based on price, bandwidth, service, promotions and bundled offerings. Wireless carriers' fourth generation, or 4G, services are allowing them to more directly compete with our strategic services. Private line and MPLS services also compete on network reach and reliability, while hosting, broadband and VoIP services compete on bandwidth and quality of service.

        In providing broadband services, we compete primarily with cable companies, wireless providers and other broadband service providers. Competition within our broadband services is based on price, bandwidth and service. In reselling DIRECTV video services, we compete primarily with cable and other satellite companies as well as other sales agents and resellers. Competition here is based on price, content and quality.

        The market for wireless services is highly competitive. We market and sell wireless services to customers who are buying these services as part of a bundle with one or more of our other services. In reselling Verizon Wireless services, we compete with national and regional carriers as well as other sales agents and resellers. Competition for our wireless services is based on the coverage area, price, services offered, features, handsets, technical quality and customer service.

        In providing private line services we compete primarily with national telecommunications providers, such as AT&T Inc. and Verizon Communications Inc. Additionally we are experiencing increased competition for private line services from cable companies. Competition for private line services is based primarily on price, as well as network reach, bandwidth, quality, reliability and customer service.

        Although we are experiencing intense competition in these markets, we believe we are favorably positioned due to our strong presence in our local service area. Many of our competitors for these strategic services are not subject to the same regulatory requirements as we are and therefore they are able to avoid significant regulatory costs and obligations. Throughout each of our competitive services, we continue to focus on expanding and improving our bundled offerings.

Legacy Services

        The market for legacy services is highly competitive and is based primarily on pricing, packaging of services and features, quality of service and meeting customer care needs. We believe these customers value the convenience of and price discounts associated with, receiving multiple services through a single company. Within the telecommunications industry, these services may include telephone, wireless, video and Internet access. Accordingly, we and our competitors continue to develop and deploy more innovative product bundling, enhanced features and combined billing options in an effort to retain and gain customers. While we rely on reseller or sales agency arrangements to provide some of our bundled services, some of our competitors are able to provide all of their bundled services directly, which may provide them a competitive advantage.

        Some of our competitors are subject to fewer regulations than we are which affords them competitive advantages against us. Under federal regulations, telecommunication providers are able to interconnect their networks with ours, resell our services or lease separate parts of our network in order to provide competitive services. Generally, we have been required to provide these functions and services at wholesale rates, which allow our competitors to sell their services at lower prices. However, these rules have been and continue to be reviewed by state and federal regulators. In addition, wireless and broadband service providers generally are subject to fewer regulations, which may allow them to operate with lower costs than we are able to operate. For additional discussion of regulations affecting our business, see "Regulation" above.

        In providing long-distance services to our customers, we compete primarily with national telecommunications and VoIP providers. Competition in the long-distance market is based primarily on price; however customer service, quality and reliability can also be influencing factors. Our resale and UNE customers are experiencing the same competition with competitive local exchange carriers, or CLECs, for local services customers as we are, as discussed above. We also compete with some of our own customers that are deploying their own networks to provide customers with local services. By doing so, these competitors take traffic off of our network.

        Although our status as an ILEC continues to provide us some advantages in providing local services in our local service area, we increasingly face significant competition as an increasing number of consumers are willing to substitute cable, wireless and electronic communications for traditional voice telecommunications services. This has led to an increase in the number and type of competitors within our industry and a decrease in our market share. As a result of this product substitution, we face greater competition in providing local and long-distance services from wireless providers, resellers and sales agents (including ourselves) and from broadband service providers, including cable companies. We also continue to compete with traditional telecommunications providers, such as national carriers, smaller regional providers, CLECs and independent telephone companies.

        Significant competitive factors in the local telephone industry include pricing, packaging of services and features, quality and convenience of service and meeting customer needs such as simplified billing and timely response to services calls.

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

        Wireless telephone services increasingly constitute a significant source of competition with ILEC services, especially since wireless carriers have begun to compete effectively on the basis of price with more traditional telephone services. As a result, some customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless service for voice services. This trend is more pronounced among residential customers, which comprise 61% of our access line customers. We anticipate this trend will continue, particularly if wireless service providers continue to expand their coverage areas, reduce their rates, improve the quality of their services and offer enhanced new services. Substantially all of our access line customers are currently capable of receiving wireless services from at least one competitive service provider. Technological and regulatory developments in wireless services, personal communications services, digital microwave, satellite, coaxial cable, fiber optics, local multipoint distribution services, WiFi and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline services. Moreover, the growing prevalence of electronic mail, text messaging, social networking and similar digital communications continues to reduce the demand for traditional landline voice services.

        Improvements in the quality of VoIP service have led several cable, Internet, data and other communications companies, as well as start-up companies, to substantially increase their offerings of VoIP service to business and residential customers. VoIP providers frequently offer features that cannot readily be provided by traditional ILECs and may price their services at or below those prices currently charged for traditional local and long-distance telephone services for several reasons, including lower operating costs and regulatory advantages. Although over the past several years the FCC has increasingly subjected portions of VoIP operations to federal regulation, VoIP services currently operate under fewer regulatory constraints than LEC services. For all these reasons, we cannot assure that VoIP providers will not successfully compete for our customers.

        In providing other legacy services, such as traditional WAN services and ISDN, we compete primarily with national telecommunications providers and cable companies. Competition for these other legacy services is based primarily on price and bundled offerings.

Data Integration

        In providing data integration to our customers, we compete primarily with large integrators, equipment providers and national telecommunication providers. Competition is based on package offerings and as such we focus on providing these customers individualized and customizable packages. Our strategy is to provide our data integration through packages that include other strategic and legacy services. As such, in providing data integration we often face many of the same competitive pressures as we face in providing strategic and legacy services, as discussed above.

Environmental Compliance

        From time to time we may incur environmental compliance and remediation expenses, mainly resulting from the operation of vehicle fleets or power supplies for our communications equipment. Although we cannot assess with certainty the impact of any future compliance and remediation obligations, we do not believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations.

Seasonality

        Overall, our business is not significantly impacted by seasonality. From time to time weather related problems have resulted in increased costs to repair our network and respond to service calls in some of our markets. The amount and timing of these costs are subject to the weather patterns of any given year.

Employees

        At December 31, 2011, we had approximately 27,000 employees, of which approximately 13,000 were members of either the International Brotherhood of Electrical Workers ("IBEW") or the Communications Workers of America ("CWA"). We believe that relations with our employees continue to be generally good. However, our current four-year agreements with the IBEW and CWA will expire October 6, 2012. See the discussion of risks relating to our labor relations in "Risk Factors—Other Risks" in Item 1A of this report.

        We have reduced our workforce primarily due to (i) integration efforts from CenturyLink's acquisition of us; (ii) increased competitive pressures; and (iii) the loss of access lines over the last several years.

Website Access and Important Investor Information

        Our website is the same as that of our parent company, CenturyLink, which is www.centurylink.com. The information contained on, or that may be accessed through, our website is not part of this annual report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports in the "Investor Relations" section of our website (ir.centurylink.com) under the heading "SEC Filings." These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission, or SEC.

        We have adopted CenturyLink's written codes of conduct that serve as the code of ethics applicable to our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with applicable laws and rules promulgated by the SEC and the New York Stock Exchange. In the event that CenturyLink makes any changes (other than by a technical, administrative or non-substantive amendment) to, or provide any waivers from, the provisions of its code of conduct applicable to our directors or executive officers, CenturyLink intends to disclose these events on our website or in a report on Form 8-K filed with the SEC. These codes of conduct, as well as copies of CenturyLink's guidelines on significant governance issues and the charters of their audit committee, compensation committee, nominating and corporate governance committee and risk evaluation committee, are also available in the "Corporate Governance" section of our website at www.centurylink.com/Pages/AboutUs/Governance/ or in print to any shareholder who requests them by sending a written request to our Corporate Secretary at CenturyLink, Inc., 100 CenturyLink Drive, Monroe, Louisiana, 71203.

        Investors may also read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. For information on the operation of the Public Reference Room, you are encouraged to call the SEC at 1-800-SEC-0330. For all of our electronic filings, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

        In connection with filing this annual report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and the Act's related regulations. In addition, during 2011, our chief executive officer certified to the New York Stock Exchange that he was unaware of any violations by us of the New York Stock Exchange's corporate governance listing standards.

Special Note Regarding Forward-Looking Statements

        This report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our financial condition, operating results and business. These statements include, among others:

  •
  statements concerning the benefits that we expect will result from our business activities and certain transactions we have completed, such as increased revenue and decreased capital or operating expenditures;

  •
  statements about our anticipated future operating and financial performance, financial position and liquidity, tax position, contingent liabilities, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, financing alternatives and sources and pricing plans; and

  •
  other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as "may," "would," "could," "should," "plan," "believes," "expects," "anticipates," "estimates," "projects," "intends," "likely," "seeks," "hopes," or variations or similar expressions.

        These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are outside of our control. These forward-looking statements, and the assumptions upon which they are based, are inherently speculative and are subject to uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these uncertainties and risks are described in "Risk Factors" in Item 1A of this report.

        These risk factors should be considered in connection with any written or oral forward-looking statements that we or persons acting on our behalf may issue. Anticipated events may not occur and our actual results or performance may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Additional risks that we currently deem immaterial or that are not presently known to us could also cause our actual results to differ materially from our expected results. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We undertake no obligation to update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Further, the information about our intentions contained in this document is a statement of our intentions as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

        Investors should also be aware that while we do, at various times, communicate with securities analysts, it is against our policy to disclose to them selectively any material non-public information or other confidential information. Accordingly, investors should not assume that we agree with any statement or report issued by an analyst irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

        Unless otherwise indicated, information contained in this report and other documents filed by us under the federal securities laws concerning our views and expectations regarding the communications industry are based on estimates made by us using data from industry sources, and on assumptions made by us based on our management's knowledge and experience in the markets in which we operate and the communications industry generally. You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness. Our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in Item 1A of this report.

ITEM 1A.    RISK FACTORS

        Any of the following risks could materially and adversely affect our business, financial condition, results of operations, liquidity or prospects. The risks described below are not the only risks facing us. Please be aware that additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also materially and adversely affect our business operations.

Risks Affecting Our Business

Increasing competition, including product substitution, continues to cause access line losses, which has adversely affected and could continue to adversely affect our operating results and financial condition.

        We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. We are facing greater competition from cable companies, wireless providers, broadband companies, resellers and sales agents (including ourselves) and facilities-based providers using their own networks as well as those leasing parts of our network. In addition, regulatory developments over the past several years have generally increased competitive pressures on our business. Due to some of these and other factors, we continue to lose access lines.

        Some of our current and potential competitors (i) offer a more comprehensive range of communications products and services, (ii) have market presence, engineering and technical capabilities, and financial and other resources greater than ours, (iii) own larger and more diverse networks, (iv) conduct operations or raise capital at a lower cost than us, (v) are subject to less regulation, (vi) offer greater online content services or (vii) have substantially stronger brand names. Consequently, these competitors may be better equipped to charge lower prices for their products and services, to provide more attractive offerings, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the marketing and sale of their products and services.

        Competition could adversely impact us in several ways, including (i) the loss of customers and market share, (ii) the possibility of customers reducing their usage of our services or shifting to less profitable services, (iii) reduced traffic on our networks, (iv) our need to expend substantial time or money on new capital improvement projects, (v) our need to lower prices or increase marketing expenses to remain competitive and (vi) our inability to diversify by successfully offering new products or services.

        We are continually taking steps to respond to these competitive pressures, but these efforts may not be successful. Our operating results and financial condition would be adversely affected if these initiatives are unsuccessful or insufficient and if we otherwise are unable to sufficiently stem or offset our continuing access line losses and our revenue declines significantly without corresponding cost reductions. If this occurred, our ability to service debt and pay other obligations would also be adversely affected.

Our legacy services continue to generate declining revenues, and our efforts to offset these declines may not be successful.

        The telephone industry has experienced a decline in access lines and network access revenues, which, coupled with the other changes resulting from competitive, technological and regulatory developments, continue to place downward pressure on the revenues we generate from our legacy services.

        We have taken a variety of steps to counter these declines, including:

  •
  an increased focus on selling a broader range of strategic services, including broadband, satellite television provided by DIRECTV and wireless voice services provided by Verizon Wireless; and

  •
  greater use of service bundles.

        However, some of these strategic services generate lower profit margins than our traditional services, and some can be expected to experience slowing growth as increasing numbers of our existing or potential customers subscribe to these newer products. Moreover, we cannot assure you that the revenues generated from our new offerings will offset revenue losses associated from reduced sales of our legacy products. In addition, our reliance on services provided by others could constrain our flexibility, as described further below.

Unfavorable general economic conditions could negatively impact our operating results and financial condition.

        Unfavorable general economic conditions, including the unstable economy and the current credit market environment, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of factors in the United States, Europe and developing countries may result in a prolonged period of economic downturn, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, these conditions could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. One or more of these circumstances could cause our revenues to continue declining. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. In addition, as discussed below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to raise capital.

We may need to defend ourselves against claims that we infringe upon others' intellectual property rights, or may need to seek third-party licenses to expand our product offerings.

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

        Similarly, from time to time, we may need to obtain the right to use certain patents or other intellectual property from third parties to be able to offer new products and services. If we cannot license or otherwise obtain rights to use any required technology from a third party on reasonable terms, our ability to offer new products and services may be restricted, made more costly or delayed.

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

We could be harmed by network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems or of those we operate for certain of our customers.

        To be successful, we will need to continue providing our customers with a high capacity, reliable and secure network. We face the risk, as does any company, of a security breach, whether through cyber attack, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure and related systems. We face an added risk of a security breach or other significant disruption of the IT infrastructure and related systems that we develop, install, operate and maintain for certain of our business and governmental customers. As a communications and IT company, we face a heightened risk of a security breach or disruption from unauthorized access to our and our customers' proprietary or classified information on our systems or the systems that we operate and maintain for certain of our customers.

        Although we make significant efforts to maintain the security and integrity of these types of information and systems, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging, especially in light of the growing sophistication of cyber attacks and intrusions. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures.

        Additional risks to our network and infrastructure include:

  •
  power losses or physical damage, whether caused by fire, adverse weather conditions, terrorism or otherwise;

  •
  capacity limitations;

  •
  software and hardware defects or malfunctions;

  •
  programming, processing and other human error; and

  •
  other disruptions that are beyond our control.

        Network disruptions, security breaches and other significant failures of the above-described systems could:

  •
  disrupt the proper functioning of these networks and systems and therefore our operations or those of certain of our customers;

  •
  result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or our customers, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

  •
  require significant management attention or financial resources to remedy the damages that result or to change our systems;

  •
  subject us to claims for contract breach, damages, credits, fines, penalties, termination or other remedies, particularly with respect to service standards set by state regulatory commissions; or

  •
  result in a loss of business, damage our reputation among our customers and the public generally, subject us to additional regulatory scrutiny or expose us to litigation.

        Any or all of which could have a negative impact on our results of operations, financial condition and cash flows.

Any failure or inadequacy of our information technology infrastructure could harm our business.

        The capacity, reliability and security of our internal information technology hardware and software infrastructure (including our billing systems) are important to the operation of our current business, which would suffer in the event of system failures. Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, service or billing interruptions, and the diversion of development resources.

Rapid changes in technology and markets could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could reduce our market share and adversely affect our operating results and financial condition.

        The communications industry is experiencing significant technological changes, many of which are reducing demand for our traditional voice services or are enabling our current customers to reduce or bypass use of our networks. Technological change could also require us to expend capital or other resources in excess of currently contemplated levels, or to forego the development or provision of products or services that others can provide more efficiently. If we are not able to develop new products and services to keep pace with technological advances, or if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

Consolidation among other participants in the telecommunications industry may allow our competitors to compete more effectively against us, which could adversely affect our operating results and financial condition.

        The telecommunications industry has experienced substantial consolidation over the last decade, and some of our competitors have combined with other telecommunications providers, resulting in competitors that are larger, have more financial and business resources, and have broader service offerings. Further consolidation could increase competitive pressures, and could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

We have a significant amount of goodwill on our balance sheet. If our goodwill becomes impaired, we may be required to record a significant charge to earnings and reduce our stockholder's equity.

        Under generally accepted accounting principles, goodwill is reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that its carrying value may not be recoverable. If our goodwill is determined to be impaired in the future, we may be required to record a significant, non-cash charge to earnings during the period in which the impairment is determined.

We rely on a limited number of key suppliers, vendors, landlords and other third parties to operate our business.

        We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. Our local exchange carrier networks consist of central office and remote sites, all with advanced digital switches. If any of these suppliers experience interruptions or other problems delivering or servicing these network components on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers. Similarly, our data center operations are materially reliant on leasing space from landlords and power services from utility companies, and being able to renew these arrangements from time to time on favorable terms. In addition, we rely on a limited number of software vendors to support our business management systems. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies, services, space or utilities on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.

Portions of our property, plant and equipment are located on property owned by third parties.

        Over the past few years, certain utilities, cooperatives and municipalities in certain of the states in which we operate have requested significant rate increases for attaching our plant to their facilities. To the extent that these entities are successful in increasing the amount we pay for these attachments, our future operating costs will increase.

        In addition, we rely on rights-of-way, colocation agreements and other authorizations granted by governmental bodies and other third parties to locate our cable, conduit and other network equipment on their respective properties. If any of these authorizations terminate or lapse, our operations could be adversely affected.

We depend on key members of our senior management team.

        Our success depends largely on the skills, experience and performance of a limited number of senior officers. Competition for senior management in our industry is intense and we may have difficulty retaining our current senior officers or attracting new ones in the event of terminations or resignations. For a discussion of similar retention concerns relating to our recent mergers, please see the risks described below under the heading "Risks Relating to Our Recent Acquisitions."

Risks Relating to our Recent Acquisitions

We may be unable to integrate successfully the Legacy CenturyLink and Qwest businesses and realize the anticipated benefits of the acquisition.

        CenturyLink's acquisition of us involved the combination of two companies which previously operated as independent public companies. We have devoted, and will continue to devote, significant management attention and resources to integrating the business practices and operations of Legacy CenturyLink and Qwest. We may encounter difficulties in the integration process, including the following:

  •
  the inability to successfully combine our businesses in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the acquisition, either due to technological challenges, personnel shortages, strikes or otherwise, any of which would result in the anticipated benefits of the acquisition not being realized partly or wholly in the time frame currently anticipated or at all;

  •
  lost sales as a result of customers of either of the two companies deciding not to do business with the combined company;

  •
  the complexities associated with managing the combined businesses out of several different locations and integrating personnel from the two companies, while at the same time attempting to provide consistent, high quality products and services under a unified culture;

  •
  the additional complexities of combining two companies with different histories, regulatory restrictions, product markets and customer bases;

  •
  the failure to retain key employees, some of whom could be critical to integrating the companies;

  •
  potential unknown liabilities and unforeseen increased expenses or regulatory conditions associated with the acquisition; and

  •
  performance shortfalls at one or both of the two companies as a result of the diversion of management's attention caused by integrating the companies' operations.

        For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our products, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisition, or could otherwise adversely affect our business and financial results.

Our final determinations of the acquisition date fair value of our assets and liabilities may be significantly different from our current estimates, which could have a material adverse effect on our operating results.

        CenturyLink has accounted for its acquisition of us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on our preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of the assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. As such, all information presented in this report is preliminary and subject to revision pending the final valuation analysis. We expect to complete our final fair value determinations no later than the first quarter of 2012. Our final fair value determinations may be significantly different than those reflected in this report, which could have a material adverse effect on our operating results.

We cannot assure you whether, when or in what amounts we will be able to use our net operating losses.

        At December 31, 2011, we had federal net operating losses, or NOLs, of approximately $6.3 billion. These NOLs can be used to offset our future federal taxable income.

        CenturyLink's acquisition of us caused an "ownership change" under federal tax laws relating to the use of NOLs. As a result, these laws could limit CenturyLink's ability to use our NOLs and certain other deferred tax attributes to reduce future federal taxable income. We expect to use substantially all of these NOLs and certain other deferred tax attributes. However, if CenturyLink is unable to realize these benefits, its future income tax payments would be higher than expected, which would adversely affect its financial results and liquidity. As a wholly owned subsidiary of CenturyLink, our financial results and liquidity could be similarly affected.

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the KPNQwest litigation, or other material litigation of CenturyLink could have a material adverse impact on our financial condition and operating results, on the trading price of our debt securities and on our ability to access the capital markets.

        As described in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of this report and Item 8 of CenturyLink's Annual Report on Form 10-K, CenturyLink and us are involved in several legal proceedings that, if resolved against them or us, could have a material adverse effect on their, as well as our, business and financial condition. These matters include certain KPNQwest matters, which present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of euros (equating to billions of dollars) in damages. In addition, the outcome of one of the two pending matters could have a negative impact on the other. We continue to defend against these matters vigorously and are currently unable to provide any estimate as to the timing of their resolution.

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

        There are other material proceedings pending against CenturyLink and us, as described in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of this report, and Item 8 of CenturyLink's Annual Report on Form 10-K. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

We operate in a highly regulated industry and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

  General

        We are subject to significant regulation by the FCC, which regulates interstate communications, and state utility commissions, which regulate intrastate communications. Generally, we must obtain and maintain certificates of authority from the FCC and regulatory bodies in most states where we offer regulated services, and we are subject to numerous, and often quite detailed, requirements and interpretations under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always considered to be in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative.

        Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from jurisdiction to jurisdiction. Notwithstanding a recent movement towards alternative regulation, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which periodically exposes us to pricing or earnings disputes and could expose us to unanticipated price declines. Interexchange carriers have filed complaints in various forums requesting reductions in our access rates. In addition, several long distance providers are disputing amounts owed to us for carrying VoIP traffic, or traffic they claim to be VoIP traffic, and are refusing to pay such amounts. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

  Risks associated with recent changes in federal regulation

        On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("CAF order") intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition over the next decade as intercarrier compensation charges are reduced, universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end user customers are gradually increased. These changes will substantially increase the pace of reductions in the amount of switched access revenues we receive with respect to some of our various services, while creating opportunities for increases in federal USF and retail revenue streams. The ultimate effect of this order on communications companies is largely dependent on future FCC proceedings designed to implement the order, the most significant of which are scheduled to be determined in 2012 and 2013. Several judicial challenges to the CAF order are pending and additional future challenges are possible, any of which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. For these reasons, we cannot predict the ultimate impact of these proceedings at this time.

        Under other pending proceedings, the FCC may implement changes in the regulation or pricing of special access services, any of which could adversely affect our operations or financial results.

  Risks posed by costs of regulatory compliance

        Regulations continue to create significant compliance costs for us. Challenges to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and, if successful, such challenges could adversely affect the rates that we are able to charge our customers. Our business also may be impacted by legislation and regulation imposing new or greater obligations related to regulations or laws related to broadband deployment, bolstering homeland security, increasing disaster recovery requirements, minimizing environmental impacts, enhancing privacy, or addressing other issues that impact our business, including the Communications Assistance for Law Enforcement Act (which requires communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance), and laws governing local number portability and customer proprietary network information requirements. We expect our compliance costs to increase if future laws or regulations continue to increase our obligations to assist other governmental agencies.

  Risks posed by other regulations

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

Regulatory changes in the communications industry could adversely affect our business by facilitating greater competition against us.

        Beginning in 1996, Congress and the FCC have taken several steps that have resulted in increased competition among service providers. Many of the FCC's regulations remain subject to judicial review and additional rulemakings, thus making it difficult to predict what effect any changes in interpretation of the 1996 Act may ultimately have on us and our competitors. We could be adversely affected by programs or initiatives recently undertaken by Congress or the FCC, including (i) the federal broadband stimulus projects authorized by Congress in 2009; (ii) the FCC's 2010 National Broadband Plan; (iii) new "network neutrality" rules; (iv) the proposed broadband "Connect America" replacement support fund, and (v) the FCC's above-described October 27, 2011 order.

We are subject to significant regulations that limit our flexibility.

        As a diversified full service ILEC, we have traditionally been subject to significant regulation that does not apply to many of our competitors. This regulation imposes substantial compliance costs on us and restricts our ability to change rates, to compete and to respond rapidly to changing industry conditions. As our business becomes increasingly competitive, regulatory disparities between us and our competitors could impede our ability to compete.

We are exposed to risks arising out of recent legislation affecting U.S. public companies.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related regulations implemented by the SEC, the New York Stock Exchange and the Public Company Accounting Oversight Board, are increasing legal and financial compliance costs and making some activities more time consuming. Any future failure to successfully or timely complete annual assessments of our internal controls required by Section 404 of the Sarbanes-Oxley Act could subject us to sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results or investors' confidence in us.

        For a more thorough discussion of the regulatory issues that may affect our business, see Item 1 of this report.

Risks Affecting our Liquidity

CenturyLink's and our high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.

        Our parent, CenturyLink, and we continue to carry significant debt. As of December 31, 2011, our consolidated debt was approximately $12 billion, which was included in CenturyLink's consolidated debt of approximately $21.8 billion as of that date. Approximately $4.3 billion of CenturyLink's debt, which includes approximately $3.0 billion of our debt obligations, comes due over the next three years. While we currently believe CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future condition or that of CenturyLink, the credit markets or the economy generally. We may have unexpected expenses and liabilities, and we may have limited access to financing.

        We expect to periodically require financing to meet our debt obligations as they come due. Due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if we are required to contribute a material amount of cash to our collective pension plans, if we are required to begin to pay other post-retirement benefits significantly earlier than is anticipated, if CenturyLink or we become subject to significant judgments or settlements in one or more of the matters discussed in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of this report or Item 8 in CenturyLink's Annual Report on Form 10-K. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. If we are able to obtain additional financing, our credit ratings could be adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our debt obligations.

        Our significant levels of debt can adversely affect us in several other respects, including (i) exposing us to the risk of credit rating downgrades, which would raise our borrowing costs, (ii) hindering our ability to adjust to changing market, industry or economic conditions, (iii) limiting our ability to access the capital markets, (iv) limiting the amount of free cash flow available for future operations, acquisitions, dividends, or other uses, (v) making us more vulnerable to economic or industry downturns, including interest rate increases, and (vi) placing us at a competitive disadvantage compared to less leveraged competitors.

        Certain of our debt issues have cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. See "Liquidity and Capital Resources" in Item 7 of this report for additional information about CenturyLink's credit facility.

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

        The funded status of our qualified pension plan is the difference between the value of plan assets and the benefit obligation. The accounting unfunded status of our qualified pension plan was $627 million as of December 31, 2011. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in our benefit obligation or a significant decrease in the value of plan assets. These adverse changes could require us to contribute a material amount of cash to our pension plan or could accelerate the timing of required cash payments. Based on current funding laws and regulations, we opted to make a contribution of $307 million in December 2011, and therefore, will not be required to make a contribution in 2012. Although potentially significant in the aggregate, we currently expect that plan contributions in 2013 and beyond will decrease from the 2011 contribution amount. However, the actual amount of required contributions to the plan in 2013 and beyond will depend on earnings on plan investments, discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact by reducing our cash flows, which in turn could affect our liquidity.

Our debt agreements and the debt agreements of CenturyLink and its other subsidiaries allow us to incur significantly more debt, which could exacerbate the other risks described in this report.

        The terms of our debt instruments and the debt instruments of CenturyLink and its other subsidiaries permit additional indebtedness. Additional debt may be necessary for many reasons, including to adequately respond to competition, to comply with regulatory requirements related to our service obligations or for financial reasons alone. Incremental borrowings on terms that impose additional financial risks could exacerbate the other risks described in this report.

CenturyLink plans to access the public debt markets, and we cannot assure you that these markets will remain free of disruptions.

        CenturyLink has a significant amount of indebtedness that it intends to refinance over the next several years, principally it expects through the issuance of debt securities of CenturyLink, Qwest Corporation ("QC") or both. CenturyLink's ability to arrange additional financing will depend on, among other factors, its financial position and performance, as well as prevailing market conditions and other factors beyond its control. Prevailing market conditions could be adversely affected by the ongoing sovereign debt crises in Europe, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, possible further downgrades in the credit ratings of the U.S. debt, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. As a result, CenturyLink cannot assure you that it will be able to obtain additional financing on terms acceptable to us or at all. Any such failure to obtain additional financing could jeopardize its and our ability to repay, refinance or reduce debt obligations.

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

Tax audits or changes in tax laws could adversely affect us.

        For periods after the April 1, 2011 closing of CenturyLink's acquisition of us, we are included in the consolidated federal income tax return of CenturyLink. As such, we could be severally liable for tax examinations and adjustments attributable to other members of the CenturyLink affiliated group. Significant taxpayers (such as QCII for periods prior to the CenturyLink acquisition and CenturyLink for periods after the CenturyLink acquisition) are subject to frequent and regular audits by the Internal Revenue Service as well as state and local tax authorities. These audits could subject us to tax liabilities if adverse positions are taken by these tax authorities.

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

        We believe that we have adequately provided for tax contingencies. However, our tax audits and examinations may result in tax liabilities that differ materially from those that we have recorded in our consolidated financial statements. Because the ultimate outcomes of all of these matters are uncertain, we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial results.

Our agreements and organizational documents and applicable law could limit another party's ability to acquire us.

        A number of provisions in our agreements and organizational documents and various provisions of applicable law may delay, defer or prevent a future takeover of CenturyLink unless the takeover is approved by its Board of Directors. This could deprive our shareholders of any related takeover premium.

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

        As of December 31, 2011, we had approximately 27,000 employees, of which approximately 13,000 were members of either the International Brotherhood of Electrical Workers ("IBEW") or the Communications Workers of America ("CWA"). From time to time, our labor agreements with these unions lapse, and we typically negotiate the terms of new agreements. Our current four-year agreements with the IBEW and CWA will expire October 6, 2012.

        We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions; these agreements also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our property, plant and equipment consists principally of telephone lines, central office equipment, and land and buildings related to our telephone operations. The components of our gross property, plant and equipment consisted of the following:

	Successor	Predecessor
	December 31, 2011	December 31, 2010
Land	4%	nm
Fiber, conduit and other outside plant(1)	34%	44%
Central office and other network electronics(2)	33%	44%
Support assets(3)	27%	11%
Construction in progress(4)	2%	1%

Gross property, plant and equipment	100%	100%

nm—Represents less than 1% of gross property, plant and equipment.

(1)
Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)
Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)
Support assets consist of buildings, computers and other administrative and support equipment.

(4)
Construction in progress includes property of the foregoing categories that has not been placed in service as it is still under construction.

        We own substantially all of our telecommunications equipment required for our business. However, we lease certain facilities and equipment under various capital lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets.

        We also own and lease administrative offices in major metropolitan locations both in the United States and internationally. Substantially all of our network electronics equipment is located in buildings or land that we own or lease within our local service area. Outside of our local service area, our assets are generally located on real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of these agreements, due to their termination or their expiration.

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

        On April 1, 2011, we became a wholly owned subsidiary of CenturyLink. On the date of the acquisition, our assets and liabilities were recognized at fair value. This revaluation has been reflected in our financial statements and, therefore, has resulted in a new basis of accounting for the successor period beginning on April 1, 2011. As of the successor date of December 31, 2011 and the predecessor date of December 31, 2010, our total net property, plant and equipment was approximately $9.5 billion and approximately $11.8 billion, respectively. For additional information, see Note 2—Acquisition by CenturyLink and Note 6—Property, Plant and Equipment to our consolidated financial statements in Item 8 of this report.

ITEM 3.    LEGAL PROCEEDINGS

        CenturyLink is involved in several legal proceedings to which we are not a party that, if resolved against CenturyLink, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to any of these matters, we have not accrued any liabilities for these matters.

        In this section, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent.

        We have established accrued liabilities for the matters described below where losses are deemed probable and reasonably estimable.

        The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate us to indemnify our former directors, officers or employees with respect to certain of the matters described below and we have been advancing legal fees and costs to certain former directors, officers or employees in connection with certain matters described below.

KPNQwest Litigation/Investigation

        On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which we were a major shareholder) filed a lawsuit in district court in Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. We and Koninklijke KPN N.V. ("KPN") are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with us. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $5.4 billion based on the exchange rate on December 31, 2011), plus statutory interest. Two lawsuits asserting similar claims were previously filed against Qwest and others in federal courts in New Jersey in 2004 and Colorado in 2009; those courts dismissed the lawsuits without prejudice on the grounds that the claims should not be litigated in the United States.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against us, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with us. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $284 million based on the exchange rate on December 31, 2011).

        We have note accrued for the above matters as it is premature to determine whether an accrual is warranted and, if so, a reasonable estimate of probably liability. We will continue to defend against the pending KPNQwest litigation matters vigorously.

Other Matters

        Several putative class actions relating to the installation of fiber-optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in various courts in Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois (where there is a federal and a state court case), Indiana, Iowa, Kansas, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah, Virginia, and Washington. For the most part, the complaints challenge our right to install our fiber-optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our fiber-optic cable in the right-of-way without the Plaintiffs' consent. Most of the actions purport to be brought on behalf of state-wide classes in the named Plaintiffs' respective states, although two of the currently pending actions purport to be brought on behalf of multi-state classes. Specifically, the Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin, and the Indiana state court action purports to be on behalf of a national class of landowners. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On September 10, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. On December 9, 2009, the court issued a revised ruling that, among other things, denied a motion for approval as moot and dismissed the matter for lack of subject matter jurisdiction. The parties are now engaged in negotiating and finalizing settlements on a state-by-state basis, and have filed and received final approval of settlements in Alabama and Illinois federal court, and in Tennessee state court. Final approval also has been granted in federal court actions in Idaho and North Dakota, to which Qwest is not a party. We have accrued an amount that we believe is probable for these matters; however, the amount is not material to our financial statements.

        The information contained in Note 16—Commitments and Contingencies to our consolidated financial statements included in Item 8 of this report is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Not Applicable.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table of selected consolidated financial data should be read in conjunction with and are qualified by reference to the consolidated financial statements and notes thereto in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

        The comparability of the following selected financial data below is significantly impacted by CenturyLink's April 1, 2011 acquisition of us and the resulting revaluation of our assets and liabilities. As a result of the acquisition, the following table presents certain selected consolidated financial data for two periods: predecessor and successor, which relate to the periods preceding the acquisition and the period succeeding the acquisition, respectively. These historical results are not necessarily indicative of results that you can expect for any future period.

        Selected financial information from the consolidated statements of operations data is as follows:

	Successor(1)	Predecessor(1)
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
	(Dollars in millions)
Operating revenues	$8,327	2,846	11,730	12,311	13,475	13,778
Operating expenses	$7,784	2,267	9,729	10,336	11,378	12,022
Operating income	$543	579	2,001	1,975	2,097	1,756
Income before income tax expense	$51	357	450	903	1,051	620
Net income (loss)	$19	211	(55)	662	652	2,890

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in Item 7 of this report for a discussion of unusual items affecting the results for the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011, as well as the predecessor year ended December 31, 2010.

        Selected financial information from the consolidated balance sheets is as follows:

	Successor	Predecessor
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
	(Dollars in millions)
Goodwill	$10,106	—	—	—	—
Total assets	$31,220	17,220	20,380	20,141	22,471
Total long-term debt(1)	$12,296	11,947	14,200	13,555	14,098
Total stockholder's equity (deficit)	$11,276	(1,655)	(1,178)	(1,386)	655

(1)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt on our consolidated balance sheets. For total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of this report.

        Selected financial information from the consolidated statements of cash flows is as follows:

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
	(Dollars in millions)
Other data:
Net cash provided by operating activities	$2,152	777	3,367	3,307	2,931	3,026
Net cash used in investing activities	(1,868)	(408)	(1,488)	(1,406)	(1,693)	(1,601)
Net cash used in financing activities	(660)	(317)	(3,913)	(60)	(1,575)	(1,764)
Payments for property, plant and equipment and capitalized software	(1,207)	(410)	(1,488)	(1,409)	(1,777)	(1,669)

        The following table presents certain selected consolidated operating data as of the following dates:

	Successor	Predecessor
	December 31, 2011	December 31, 2010
	(in thousands)
Broadband subscribers(1)	3,084	2,948
Access lines	8,533	9,193

(1)
We have updated our methodology for counting our broadband subscribers and access lines and have reclassified prior year amounts to conform to the current period presentation. For additional information see "Results of Operations—Overview" in Item 7 in this report.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        All references to "Notes" in this Item 7 refer to the Notes to Consolidated Financial Statements included in Item 8 of this annual report.

        Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" in Item 1 of this report for factors relating to these statements and see "Risk Factors" in Item 1A of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Overview

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local and long-distance, network access, private line (including special access), broadband, data, managed hosting, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.

        We generate the majority of our revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

        As discussed in Note 2—Acquisition by CenturyLink, on April 1, 2011, we became a wholly owned subsidiary of CenturyLink. Each outstanding share of our common stock was converted into 0.1664 shares of CenturyLink common stock, with cash paid in lieu of fractional shares. The estimated aggregate consideration was approximately $12.273 billion.

        Since April 1, 2011, our results of operations have been included in the consolidated results of operations of CenturyLink. CenturyLink has accounted for its acquisition of us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. We expect to complete our final fair value determinations no later than the first quarter of 2012. Our final fair value determinations may be significantly different than those reflected in our consolidated financial statements as of the successor date of December 31, 2011. Based on our preliminary estimate, the aggregate consideration exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities of us by $10.106 billion, which has been recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect CenturyLink and its consolidated subsidiaries, including us, to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes. The recognition of assets and liabilities at fair value is reflected in our financial statements and therefore has resulted in a new basis of accounting for the "successor period" beginning on April 1, 2011. This new basis of accounting means that our financial statements for the successor periods will not be comparable to our previously reported financial statements, including the predecessor period financial statements in this report.

        We have recognized $154 million of certain expenses associated with activities related to CenturyLink's acquisition of us during the successor nine months ended December 31, 2011. These expenses were comprised of primarily severance, retention bonuses, share-based compensation and system integration consulting. During the predecessor three months ended March 31, 2011, we recognized $3 million of expenses associated with our activities related to the acquisition. As part of the acquisition accounting on April 1, 2011, we also included in our goodwill $35 million for financial advisory fees, $23 million for certain performance awards and $16 million related to retention bonuses, all of which were contingent on the completion of the acquisition and had no benefit to CenturyLink after the acquisition.

        CenturyLink has cash management arrangements between certain of its subsidiaries, including us, under which the majority of our cash balance is transferred on a daily basis to CenturyLink as a short-term affiliate loan.

        Since the April 1, 2011 closing of CenturyLink's acquisition of us, our operations are integrated into and are reported as part of the segments of CenturyLink. CenturyLink's chief operating decision maker ("CODM") has become our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission ("SEC"). Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we now have one reportable segment and we have reclassified our prior period results to conform to our current view.

        During the second quarter of 2011, our dedicated internet access services were reclassified from our legacy services to strategic services and certain USF surcharges were reclassified from our legacy services to affiliates and other services revenues to better align with the classifications that our new parent, CenturyLink, uses. As a result, we reclassified previously reported amounts to conform to the current period presentation. For the predecessor three months ended March 31, 2011, this reclassification resulted in a reduction of legacy service revenues of $63 million, an increase of strategic service revenues of $30 million, an increase to affiliates and other services revenues of $32 million, and an increase of data integration revenue of $1 million. For the predecessor year ended December 31, 2010, this reclassification resulted in a decrease of legacy service revenues of $283 million, an increase of strategic service revenues of $148 million, an increase of affiliates and other services revenues of $2 million, and an increase of data integration revenue of $133 million. For the predecessor year ended December 31, 2009, this reclassification resulted in a reduction of legacy service revenues of $259 million, an increase of strategic service revenues of $179 million, an increase of affiliates and other services revenues of $76 million, and an increase of data integration revenue of $4 million. We currently categorize our products, services and revenues among the following four categories:

  •
  Strategic services, which include primarily private line (including special access), broadband, multi protocol line switching ("MPLS") (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), hosting, video (including DIRECTV), voice over Internet Protocol ("VoIP") and Verizon Wireless services;

  •
  Legacy services, which include primarily local, long-distance, integrated services digital network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations);

  •
  Data integration, which is telecommunications equipment we sell that is located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers; and

  •
  Affiliates and other services, which consist primarily of USF surcharges and services we provide to our affiliates. We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates: computer system development and support services; network support and technical services.

        As of the successor date of December 31, 2011, we served approximately 3.1 million broadband subscribers. We also operated approximately 8.5 million access lines, which are telephone lines reaching from the customers' premises to a connection with the PSTN. During the second quarter of 2011, we updated our methodology for counting our subscribers and access lines to conform to the methodology used by CenturyLink, our parent. We now count access lines when we install the service. Our new methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. Our new methodology for counting our access lines may not be comparable to those of other companies.

        Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. The discussion in MD&A is presented on a combined basis for the successor periods in 2011. We believe that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to the annual period in 2010. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 of this report.

Business Trends

        Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.

  •
  Strategic services.  We continue to see shifts in the makeup of our total revenues as customers move to strategic services, such as private line, broadband and video services, from legacy services, such as local and access services. Revenues from our strategic services represented 43% and 40% of our total revenues for the combined year ended December 31, 2011 and the predecessor year ended December 31, 2010, respectively, and this percentage continues to grow. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. As of the successor date of December 31, 2011, we reached approximately 3.1 million broadband subscribers compared to approximately 2.9 million as of the predecessor date of December 31, 2010. We believe that continually increasing connection speeds is important to remaining competitive in our industry. As a result, we continue to invest in our fiber to the node, or FTTN, deployment, which allows for the delivery of higher speed broadband services than would otherwise generally be available through a more traditional telecommunications network made up of only copper wires. In addition to our FTTN deployment, we continue to expand our product offerings and enhance our marketing efforts as we compete in a maturing market in which most consumers already have broadband services. While traditional ATM based broadband services are declining, they have been more than offset by growth in fiber based broadband services. We expect these efforts will improve our ability to compete and increase our broadband revenues. Demand for our private line services continues to increase, despite our customers' optimization of their networks, industry consolidation and technological migration. While we expect that these factors will continue to impact our business, we ultimately believe the growth in fiber-based special access provided to wireless carriers for backhaul will, over time, offset the decline in copper-based special access provided to wireless carriers as they migrate to Ethernet, although the timing and magnitude of this technological migration is uncertain.

  •
  Legacy services.  Revenues from our legacy services represented 47% and 51% of our total revenues for the combined year ended December 31, 2011 and for the predecessor year ended December 31, 2010, respectively, and continue to decline. Our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless voice and electronic mail and social networking services for traditional voice telecommunications services. We expect that these factors will continue to impact our business. Service bundling and other product promotions, as described below, continue to be some of our responses to offset the loss of revenues as a result of access line losses.

  •
  Data integration.  We expect both data integration revenue and the related costs will fluctuate from quarter to quarter as this revenue stream tends to be more sensitive than revenues from our other services to changes in the economy and to changes in spending trends of our federal government customers.

  •
  Service bundling and product promotions.  We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video, long-distance and wireless. While our video and wireless services are an important piece of our customer retention strategy, they do not make a large contribution to strategic services revenues. However, we believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. While bundle price discounts have resulted in lower average revenues for our individual products, we believe service bundles continue to positively impact our customer retention. In addition to our bundle discounts, we also offer limited time promotions on our broadband service for prospective customers who want our broadband product in their bundle which further aids our ability to attract and retain customers and increase usage of our services.

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

  •
  Disciplined capital expenditures.  Our capital expenditures continue to be focused on our strategic services such as broadband and fiber to the tower, or FTTT. FTTT is a type of telecommunications network consisting of fiber-optic cables that run from a telecommunication provider's broadband interconnection points to cellular towers. FTTT allows for the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional telecommunications network.

        While these trends are important to understanding and evaluating our financial results, the other transactions, additional events, uncertainties and trends discussed in "Risk Factors" in Item 1A of this report may also materially impact our business operations and financial results.

Results of Operations

        The following table summarizes our results of operations:

	Successor	Predecessor	Combined	Predecessor	Increase/ (Decrease)	% Change
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Combined 2011 v Predecessor 2010	Combined 2011 v Predecessor 2010
	(Dollars in millions)
Operating revenues	$8,327	2,846	11,173	11,730	(557)	(5)%
Operating expenses	7,784	2,267	10,051	9,729	322	3%

Operating income	543	579	1,122	2,001	(879)	(44)%
Other income (expense)	(492)	(222)	(714)	(1,551)	837	(54)%
Income tax expense	32	146	178	505	(327)	(65)%

Net income (loss)	$19	211	230	(55)	nm	nm

Employees			26,900	28,300	(1,400)	(5)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

        The following table summarizes our broadband subscribers and access lines:

	Successor	Predecessor	% Change
	December 31, 2011	December 31, 2010	Successor 2011 v Predecessor 2010
	(in thousands)
Operational metrics:
Broadband subscribers	3,084	2,948	5%
Access lines	8,533	9,193	(7)%

        During the second quarter of 2011, we updated our methodology for counting our subscribers and access lines where we provide the services. We historically counted access lines at the point we billed them. However, now we count access lines when we install the service. This change in our methodology has resulted in an approximately 69,000 decrease in our successor June 30, 2011 access lines. We have not retrospectively adjusted our predecessor period access lines for this methodology adjustment as it was not reasonably practicable for us to do so. Our access line methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. Our new methodology also excludes unbundled loops and includes stand-alone broadband subscribers. We have conformed prior periods to our current presentation, unless noted above.

Operating Revenues

	Successor	Predecessor	Combined	Predecessor	Increase/ (Decrease)	% Change
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Combined 2011 v Predecessor 2010	Combined 2011 v Predecessor 2010
	(Dollars in millions)
Strategic services	$3,615	1,201	4,816	4,637	179	4%
Legacy services	3,891	1,397	5,288	5,974	(686)	(11)%
Data integration	402	123	525	606	(81)	(13)%
Affiliates and other services	419	125	544	513	31	6%

Total operating revenues	$8,327	2,846	11,173	11,730	(557)	(5)%

Strategic Services

        Strategic services revenues increased primarily due to higher broadband revenues resulting from new subscribers as well as an improving mix of higher priced, higher speed broadband services, an increase in MPLS volumes and increased volumes in our private line services.

Legacy Services

        Legacy services revenues decreased as a result of lower local services revenues due to access line loss and reduced access services usage related to competitive pressures and product substitution. Legacy services revenues also decreased due to lower amortization of deferred revenue due to certain predecessor deferred revenue being assigned no value at the acquisition date, as well as lower revenues from our traditional WAN services, due to customer migration, product substitution and increased competition.

Data Integration

        Revenues from data integration decreased primarily due to decreased equipment sales and lower professional services, including network management, security and integration of customer premises equipment.

Affiliates and Other Services

        Affiliates and other services revenues increased primarily due to telecommunication services we provide to affiliates since CenturyLink's acquisition of us.

Operating Expenses

        As discussed in Note 1—Basis of Presentation and Summary of Significant Accounting Policies in Item 8 of this report, during the first quarter of 2011, we changed the definitions we use to classify expenses as cost of services and products and selling, general and administrative and as a result, we reclassified previously reported amounts to conform to the current period presentation.

        The following table summarizes our operating expenses:

	Successor	Predecessor	Combined	Predecessor	Increase/ (Decrease)	% Change
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Combined 2011 v Predecessor 2010	Combined 2011 v Predecessor 2010
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$3,523	1,178	4,701	5,011	(310)	(6)%
Selling, general and administrative	1,741	556	2,297	2,518	(221)	(9)%
Operating expenses—affiliates	126	—	126	—	126	nm
Depreciation and amortization	2,394	533	2,927	2,200	727	33%

Total operating expenses	$7,784	2,267	10,051	9,729	322	3%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

  Cost of Services and Products (exclusive of depreciation and amortization)

        Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which are third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses (such as data integration and modem expenses); costs for universal service funds ("USF") (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things and to which we are often required to contribute); and other expenses directly related to our network and hosting operations.

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

        These expenses decreased primarily due to decreased pension expense, professional fees and marketing and advertising expense. This decrease was partially offset by an increase in severance related to employee reductions, a majority of which was due to CenturyLink's acquisition of us.

  Operating Expenses—Affiliates

        Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.

Depreciation and Amortization

        The following table provides detail regarding depreciation and amortization expense:

	Successor	Predecessor	Combined	Predecessor	Increase/ (Decrease)	% Change
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Combined 2011 v Predecessor 2010	Combined 2011 v Predecessor 2010
	(Dollars in millions)
Depreciation	$1,209	475	1,684	1,979	(295)	(15)%
Amortization	1,185	58	1,243	221	1,022	nm

Total depreciation and amortization	$2,394	533	2,927	2,200	727	33%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

        As of April 1, 2011, our property, plant and equipment was recorded at fair value and as a result net property, plant and equipment decreased $2.111 billion due to CenturyLink's acquisition of us. The decrease in asset value resulted in lower depreciation expense for the combined year ended December 31, 2011. The accounting for CenturyLink's acquisition of us, also resulted in an additional $7.625 billion in amortizable intangible customer relationship assets, which resulted in an additional $770 million of amortization expense for the combined year ended December 31, 2011. In addition, capitalized software was recorded at a fair value of $1.702 billion, an increase of $815 million, resulting in amortization expense of $412 million for the combined year ended December 31, 2011 as compared to $221 million for the predecessor year ended December 31, 2010.

Other Consolidated Results

        The following table summarizes our total other income (expense) and income tax expense:

	Successor	Predecessor	Combined	Predecessor	Increase/ (Decrease)	% Change
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Combined 2011 v Predecessor 2010	Combined 2011 v Predecessor 2010
	(Dollars in millions)
Interest expense	$(486)	(227)	(713)	(1,039)	(326)	(31)%
Loss on embedded option in convertible debt	—	—	—	(475)	nm	nm
Loss on early retirement of debt	(8)	—	(8)	(45)	(37)	(82)%
Other income (expense)	2	5	7	8	(1)	(13)%

Total other income (expense)	$(492)	(222)	(714)	(1,551)	837)	(54)%

Income tax expense	$32	146	178	505	(327)	(65)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

  Other Income (Expense)

        Interest expense decreased in the combined year ended December 31, 2011 primarily due to the amortization of the net premium associated with our long-term debt, which resulted from the accounting for CenturyLink's acquisition of us. The decrease is also due to the early retirement and maturity of debt since the acquisition date, offset by interest incurred on new debt issued. The decrease was slightly offset by the amortization of new debt issuance costs.

        In November and December 2010, we redeemed all of the then-outstanding $1.118 billion aggregate principal amount of our 3.50% Convertible Senior Notes due 2025 and the remaining embedded option for $616 million. This, and a partial repurchase of these notes in August 2010, resulted in no gain or loss on the notes and a total loss of $475 million on the embedded conversion option for the year ended predecessor December 31, 2010.

        In the first quarter of 2010, we redeemed $525 million aggregate principal amount of our Senior Notes due 2011. This redemption of debt resulted in an immaterial loss. We also completed cash tender offers for the purchase of certain of our outstanding debt securities. From theses offers, we received and accepted tenders of approximately $1.107 billion aggregate principal amount of notes for $1.169 billion, resulting in an aggregate loss of $43 million.

  Income Tax Expense

        Income tax expense for the combined year ended December 31, 2011 was $178 million or an effective tax rate of 43.6%. The effective tax rate was higher than our previously disclosed expected rate primarily due to lower income before income tax generated in the period after the CenturyLink merger.

        Income tax expense for the year ended December 31, 2010 increased by $264 million as a result of the tax treatment of the premium paid on our convertible debt, the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, the tax treatment of the expenses incurred when we accelerated the vesting of certain stock-based compensation and the tax treatment of certain expenses associated CenturyLink's acquisition of us, as well our recognition in 2009 of previously unrecognized tax benefits on uncertain tax positions and favorable income tax settlements related to prior years.

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

        On December 21, 2010, we accelerated the vesting of certain restricted stock and performance share awards issued under our Equity Incentive Plan in order to preserve certain economic benefits to our stockholders of $120 million that otherwise would have been lost in connection with CenturyLink's acquisition of us. However, certain of the expenses we recorded for this acceleration are not deductible for income tax purposes and as such they increased our effective tax rate for the year ended December 31, 2010 by 4.8 percentage points.

        During the year ended December 31, 2010 we incurred approximately $39 million of expenses associated with CenturyLink's acquisition of us. Certain of these expenses are not deductible for income tax purposes and, as such, they increased our effective tax rate for the year ended December 31, 2010 by 1.9 percentage points.

        For additional information on income taxes, see Note 12—Income Taxes to our consolidated financial statements in Item 8 of this report.

Critical Accounting Policies and Estimates

        Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) business combinations; (ii) goodwill, customer relationships and other intangible assets; (iii) property, plant and equipment; (iv) pension and post-retirement benefits; (v) loss contingencies and litigation reserves; (vi) affiliates transactions; and (vii) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

Business Combinations

        We have accounted for CenturyLink's acquisition of us under the acquisition method of accounting, whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair values at the acquisition date. The portion of the purchase price in excess of the estimated fair value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to CenturyLink's acquisition of us involves estimates and judgments by our management that may be adjusted during the measurement period, but in no case beyond one year from the acquisition date. The fair values recorded are made based on management's best estimates and assumptions. In arriving at the fair values of assets acquired and liabilities assumed, we consider the following generally accepted valuation approaches: the cost approach, income approach and market approach. Our estimates may also include assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology life cycles, the regulatory and legal environment and industry and economic trends. Small changes in the underlying assumptions can impact the estimates of fair value by material amounts, which can in turn materially impact our results of operations.

        Our acquisition resulted in the assignment of the aggregate consideration to the assets acquired and liabilities assumed based on preliminary estimates of their acquisition date fair values. The fair value of the aggregate consideration transferred exceeded the acquisition date fair value of the recorded tangible and intangible assets and assumed liabilities by an estimated $10.106 billion, which has been recognized as goodwill. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair values of the acquired assets and assumed liabilities, along with the related allocations to goodwill and intangible assets. The amounts recorded related to the acquisition are preliminary and subject to revision pending the final fair valuation analysis. We expect to complete our final fair value determinations no later than the first quarter of 2012. Our final fair value determinations may be significantly different than those reflected in our consolidated financial statements as of the successor date of December 31, 2011.

Goodwill, Customer Relationships and Other Intangible Assets

        We are required to review goodwill recorded in business combinations for impairment at least annually, or more frequently if events or a change in circumstances indicate that an impairment may have occurred. We are required to write-down the value of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is September 30. The impairment testing is done at the reporting unit level; in reviewing the criteria for reporting units when allocating the goodwill resulting from CenturyLink's acquisition of us, we determined that we are one reportable unit.

        We early adopted the provisions of Accounting Standards Update ("ASU") 2011-08, Testing Goodwill for Impairment, during the third quarter of 2011, which permits us to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two step goodwill impairment test. If, after completing our qualitative assessment we determine that it is more likely than not that the carrying value exceeds estimated fair value, we compare the fair value to ourcarrying value (including goodwill). If the estimated fair value is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value. We elected to early adopt the provisions of ASU 2011-8 and perform a qualitative assessment as of our September 30 measurement date given the six month proximity of the goodwill impairment measurement date and the acquisition date resulting in the creation of the goodwill.

        As a result of CenturyLink's acquisition of us and the related acquisition accounting, the carrying value of our assets and liabilities equaled our fair value as of April 1, 2011. A decrease in our fair value in excess of a reduction in our carrying value will result in us having a carrying value in excess of our fair value, which may result in an impairment of our goodwill. There is significant judgment in estimating the fair value of the company. The factors that most significantly impact our estimate of fair value include forecasted cash flows and a risk adjusted discount rate. The applicable risk adjusted discount rate is impacted by the market risk free rate of return and our risk rating.

        The qualitative analysis included assessing the impact of changes in certain factors from April 1, 2011 (the acquisition date on which all assets and liabilities were assigned a fair value) to September 30, 2011 (the goodwill impairment testing date), including (i) changes in forecasted operating results and comparing actual results to those utilized in the April 1, 2011 fair value assignment; (ii) changes in our weighted average cost of capital from April 1, 2011 to September 30, 2011; (iii) changes in the industry or our competitive environment since the acquisition date; (iv) changes in the overall economy, our market share and interest rates since the acquisition date; (v) trends in the stock price of CenturyLink and related market capitalization and enterprise values; (vi) trends in peer companies total enterprise value metrics; (vii) control premiums paid for recent industry transactions; and (viii) additional factors such as a management turnover, changes in regulation and changes in litigation matters.

        Based on our qualitative assessment, we concluded that it was more likely than not that the estimated fair value of our reporting unit exceeded its carrying value as of the successor date of September 30, 2011 and thus, determined it was not necessary to perform the two step goodwill impairment test. We believe the more impactful assessments include our actual results compared to those forecasted as of the successor date of April 1, 2011 and the decline in our weighted average cost of capital since April 1, 2011. To date, our actual operating results have been comparable to those forecasted as of April 1, 2011 and, as of December 31, 2011, we believe the forecasted results of future periods are not materially different than those used as of April 1, 2011.

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

        Should our future operating results not meet forecasted expectations or should our weighted average cost of capital increase significantly in the future, we may be required to assess our goodwill for impairment prior to the next required testing date of September 30, 2012. In addition, we cannot assure that other adverse conditions will not trigger future goodwill impairment testing or an impairment charge. A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause our actual results to differ from the estimates and assumptions we employed in our goodwill impairment testing. These factors include, but are not limited to, (i) further weakening in the overall economy; (ii) a significant decline in our parent's, CenturyLink, stock price and resulting market capitalization; (iii) changes in the discount rate; (iv) successful efforts by our competitors to gain market share in our markets; (v) adverse changes as a result of regulatory actions; (vi) a significant adverse change in legal factors or in the overall business climate; and (vii) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of our reporting unit. We will continue to monitor certain events that impact our operations to determine if an interim assessment of goodwill impairment should be performed prior to the next required testing date of September 30, 2012.

Property, Plant and Equipment

        Property, plant and equipment acquired since the acquisition date is stated at original cost plus the estimated value of any associated legally or contractually required retirement obligations.

        We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews utilize models that take into account actual usage, replacement history and assumptions about technology evolution to estimate the remaining life of our asset base. The changes in our estimates incorporated as a result of our most recent review did not have a material impact on the level of our depreciation expense.

        Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications plant, equipment and software requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a one year increase or decrease in the estimated remaining useful lives of our property, plant and equipment would have decreased depreciation by approximately $250 million or increased depreciation by approximately $360 million, respectively.

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

Pension and Post-Retirement Benefits

        We sponsor a noncontributory defined benefit pension plan (referred to as our pension plan) for substantially all employees. In addition to this tax qualified pension plan, we also maintain a non-qualified pension plan for certain eligible highly compensated employees. We maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees.

        Pension and post-retirement health care and life insurance benefits attributed to eligible employees' service during the year, as well as interest on benefit obligations, are accrued currently. Prior service costs and actuarial gains and losses are generally recognized as a component of net periodic expense over one of the following periods: (i) the average remaining service period of the employees expected to receive benefits of approximately eight years; (ii) the average remaining life of the employees expected to receive benefits of approximately 20 years; or (iii) the term of the collective bargaining agreements, as applicable. Pension and post-retirement benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits as determined using the projected unit credit method.

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

        The discount rate is the rate at which we believe we could effectively settle the benefit obligations as of the end of the year. We selected the discount based on a cash-flow matching analysis using hypothetical yield curves developed by an actuary firm from U.S. corporate bonds rated high quality and projections of the future benefit payments that constitute the projected benefit obligation for the plans. This process establishes the uniform discount rate that produces the same present value of the estimated future benefit payments, as is generated by discounting each year's benefit payments by a spot rate applicable to that year. The spot rates used in this process are derived from a yield curve created from yields on the 60th to 90th percentile of U.S. high quality bonds.

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

        To compute the expected return on pension and post-retirement benefit plan assets, we apply an expected rate of return to the fair value of the pension plan assets and to the fair value of the post-retirement benefit plan assets adjusted for contribution timing and for projected benefit payments to be made from the plan assets. Annual market volatility for these assets is reflected in the subsequent year's net periodic combined benefits expense.

        Changes in any of the above factors could impact operating expenses in the consolidated statements of operations as well as the value of the liability and accumulated other comprehensive income of stockholder's equity (deficit) on our consolidated balance sheets. The expected rate of return on plan assets is reflected as a reduction to our pension and post-retirement benefit expense. If our assumed expected rates of return for 2011 were 100 basis points lower, our qualified pension and post-retirement benefit expenses would have increased by $61 million. If our assumed discount rates for 2011 were 100 basis points lower, our qualified pension and post-retirement benefit expenses would have decreased by $32 million and our projected benefit obligation would have increased by approximately $1 billion. An increase of 100 basis points in the initial healthcare cost trend rate would have increased our post-retirement benefit expense by $3 million and increased our projected post-retirement benefit obligation by $67 million.

        The trusts for the pension and post-retirement benefits plans hold investments in equities, fixed income, real estate and other assets such as private equity assets. The assets held by these trusts are reflected at estimated fair value as of December 31, 2011. For additional information on our trust investments, see Note 8—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Loss Contingencies and Litigation Reserves

        We are involved in several material legal proceedings, as described in more detail in "Legal Proceedings" in Item 3 of this report. We assess potential losses in relation to these and other pending or threatened tax and legal matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted. If a loss is considered reasonably possible, we disclose any determinable estimate of the loss if material but we do not recognize any expense for the potential loss.

        For matters related to income taxes, if the impact of an uncertain tax position is more likely than not to be sustained upon audit by the relevant taxing authority, then we recognize a benefit for the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. The overall tax liability recorded for uncertain tax positions as of the successor date of December 31, 2011 and the predecessor date of December 31, 2010, considers the anticipated utilization of any applicable tax credits and NOLs.

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

Affiliates Transactions

        We record intercompany charges at the amounts billed to us by our affiliates. Regulatory rules require certain expenses to be recorded at market price or fully distributed cost. Our compliance with regulations is subject to review by regulators. Adjustments to intercompany charges that result from these reviews are recorded in the period they become known.

        Because of the significance of the services we provide to our affiliates and our other affiliates transactions, the results of operations, financial position and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented.

        We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services. We also purchase services from our affiliates including telecommunications services and marketing and employee-related support services. In the normal course of business, we transfer assets and liabilities to and from CenturyLink and its affiliates based on carrying value. We have recorded $70 million of non-cash dividends associated with asset transfers to CenturyLink during the successor nine months ended December 31, 2011

Income Taxes

        Since CenturyLink's acquisition of us on April 1, 2011, we are included in the consolidated federal income tax return of CenturyLink. Under CenturyLink's tax allocation policy, CenturyLink treats our consolidated results as if we were a separate taxpayer. The policy requires us to pay our tax liabilities in cash based upon our separate return taxable income, after the utilization of our NOLs carryforward. We are also included in the combined state tax returns filed by CenturyLink and the same payment and allocation policy applies.

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

        The measurement of deferred taxes often involves an exercise of judgment related to the realization of tax basis. Our deferred tax assets and liabilities reflect our assessment that tax positions taken and the resulting tax basis, are more likely than not to be sustained if they are audited by taxing authorities. Also, assessing tax rates that we expect to apply and determining the years when the temporary differences are expected to affect taxable income requires judgment about the future apportionment of our income among the states in which we operate. These and other matters involve the exercise of significant judgment. Any changes in our practices or judgments involved in the measurement of deferred tax assets and liabilities could materially impact our financial condition or results of operations.

        We record deferred income tax assets and liabilities as described above. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be recovered. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate. In making this evaluation, we rely on our recent history of pre-tax earnings, estimated timing of future deductions and benefits represented by the deferred tax assets and our forecasts of future earnings, the latter two of which involve the exercise of significant judgment. As of the successor date of December 31, 2011, we concluded that it was more likely than not that we would realize the majority of our deferred tax assets; therefore, our valuation allowance did not require material adjustments. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that a valuation allowance for certain deferred tax assets is appropriate, which could materially impact our financial condition or results of operations. See Note 12—Income Taxes for additional information.

Recently Issued Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update simplifies the goodwill impairment assessment by allowing a company to first review qualitative factors to determine the likelihood of whether the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a company would not be required to perform the two-step goodwill impairment test for that reporting unit. This update is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. This ASU, which we adopted during the third quarter of 2011, did not have any impact on our consolidated financial statements as our qualitative analysis as of September 30, 2011, indicated that more likely than not, the fair value of our single reporting unit exceeded its carrying value as of that date.

        In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method requires a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update was effective for us on January 1, 2011 and we have adopted it prospectively for revenue arrangements entered into or materially modified after January 1, 2011. This standard update has not had and is not expected to have a material impact on our consolidated financial statements since the allocation of revenue has historically been based upon the relative fair value of the elements as determined by reference to vendor specific objective evidence of fair value when the elements have been sold on a stand-alone basis.

Liquidity and Capital Resources

Overview

        On April 1, 2011, we became a wholly owned subsidiary of CenturyLink. As such, factors relating to, or affecting, CenturyLink's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

        CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time and are classified as short-term loans. Under these arrangements, the majority of our cash balance is transferred on a daily basis to CenturyLink as a short-term affiliate loan. From time to time we may declare and pay dividends to CenturyLink, which would reduce the amount of this loan. Given our upgrade to an investment grade rating on April 1, 2011, our debt covenants do not limit the amount of dividends we can pay to CenturyLink. Given our cash management arrangement with CenturyLink and the resulting amounts due to us from CenturyLink, a significant component of our liquidity is dependent upon CenturyLink's ability to repay its obligation to us.

        As of the successor date of December 31, 2011, our current liabilities exceeded our current assets by $238 million compared to $2.722 billion as of April 1, 2011. Our working capital deficit decreased $2.484 billion primarily due to net income before depreciation, amortization and income taxes as well as net proceeds from our long term debt issuances. It also decreased due our debt refinancing activities completed in October 2011, which were partially offset by capital expenditures and dividends declared to CenturyLink.

Debt and Other Financing Arrangements

        Subject to market conditions, from time to time we expect to continue to issue debt securities through our QC subsidiary to refinance its maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned QC by the three major credit rating agencies, among other factors.

        Until April 1, 2011, we had a revolving credit facility, which made available to us $1.035 billion of additional credit subject to certain restrictions. That credit facility was terminated in conjunction with CenturyLink's acquisition of us. In January 2011, CenturyLink entered into a new four-year revolving credit facility (the "Credit Facility") that allows CenturyLink to borrow up to $1.700 billion including $400 million of letter of credit capacity, for the general corporate purposes of itself and its subsidiaries. QCII and another one of its wholly owned subsidiaries, Qwest Services Corporation ("QSC"), are guarantors of the Credit Facility. CenturyLink also maintains a separate letter of credit arrangement with a financial institution to which we have access. As of the successor date of December 31, 2011, CenturyLink had approximately $1.4 billion and $31 million available for future use under the Credit Facility and the separate letter of credit arrangement, respectively.

        On October 4, 2011, QC issued $950 million aggregate principal amount of its 6.75% Notes due 2021 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $927 million. The notes are our senior unsecured obligations and may be redeemed, in whole or in part, at a redemption price equal to the greater of their principal amount or the present value of the remaining principal and interest payments discounted at a U.S. Treasury interest rate specified in the indenture agreement plus 50 basis points. In October 2011, QC used the net proceeds from this offering, together with the $557 million of net proceeds received on September 21, 2011 from the debt issuance described below and available cash, to redeem the $1.500 billion aggregate principal amount of its 8.875% Notes due 2012 and to pay all related fees and expenses, which resulted in an immaterial loss.

        On September 21, 2011, QC issued $575 million aggregate principal amount of its 7.50% Notes due 2051 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $557 million. The notes are senior unsecured obligations of QC and may be redeemed, in whole or in part, on or after September 15, 2016 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.

        On June 8, 2011, QC issued $661 million aggregate principal amount of its 7.375% Notes due 2051 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $642 million. The notes are unsecured obligations of QC and may be redeemed, in whole or in part, on or after June 1, 2016 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. QC used the net proceeds, together with available cash, to redeem $825 million aggregate principal amount of its 7.875% Notes due 2011 and to pay related fees and expenses.

        We were in compliance with all provisions and covenants of our debt agreements as of the successor date of December 31, 2011. See Note 4—Long-Term Debt to our consolidated financial statements in Item 8 of this report for additional information about our long-term debt.

Future Contractual Obligations

        The following table summarizes our estimated future contractual obligations as of the successor date of December 31, 2011:

	2012	2013	2014	2015	2016	2017 and thereafter	Total
	(Dollars in millions)
Long-term debt, including current maturities and capital lease obligations	$117	861	1,985	992	815	7,061	11,831
Interest on long-term debt and capital leases(1)	831	811	742	632	538	7,054	10,608
Operating leases	174	150	133	109	87	604	1,257
Purchase commitments(2)	89	67	53	49	45	145	448
Post-retirement benefit obligation	71	71	70	69	120	1,195	1,596
Non-qualified pension obligations	3	2	2	2	2	22	33
Other	4	5	2	3	1	98	113

Total future contractual obligations(3)	$1,289	1,967	2,987	1,856	1,608	16,179	25,886

(1)
Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective at December 31, 2011.

(2)
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

(3)
The table does not include:

•
our open purchase orders as of the successor date of December 31, 2011. These purchase orders are generally at fair value, and are generally cancelable without penalty;

•
other long-term liabilities, such as accruals for legal matters and other taxes that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•
cash funding requirements for pension benefits payable to certain eligible current and future retirees. Benefits paid by our qualified pension plans are paid through trusts. Cash funding requirements for the trusts are not included in this table as we are not able to reliably estimate required contributions to the trust. Our funding projections are discussed further below;

•
certain post-retirement benefits payable to certain eligible current and future retirees. Not all of our post-retirement benefit obligation amount is a contractual obligation and only the portion that we believe is a contractual obligation is reported in the table. See additional information on our benefits plans in Note 8—Employee Benefits to our consolidated financial statements in Item 8 of this report;

•
contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to use the network facilities of other carriers and to purchase other goods and services. Our contracts to use other carriers' network facilities generally have no minimum volume requirements and are based on an interrelationship of volumes and discounted rates. Assuming we exited these contracts in 2012, the contract termination fees would be approximately $819 million. Under the same assumption, termination fees for these contracts to purchase goods and services would be $53 million. In the normal course of business, we believe the payment of these fees is likely to be remote; and

  •
  potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

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

        Our capital expenditures continue to be focused on our strategic services primarily our broadband services. In 2012, we anticipate that our fiber investment, which includes fiber to the tower, or FTTT, will be similar to that spent in 2011. FTTT is a type of telecommunications network consisting of fiber-optic cables that run from a telecommunication provider's broadband interconnection points to cellular towers. FTTT allows for the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional telecommunications network.

Pension and Post-retirement Benefit Obligations

        We are subject to material obligations under our existing defined benefit pension and other post-retirement benefit plans. When we became a wholly owned subsidiary of CenturyLink on April 1, 2011, we remeasured our plans and recognized liabilities for the accounting unfunded status of pension and other post-retirement benefit obligations of $490 million and $2.522 billion, respectively. See Note 8—Employee Benefits to our consolidated financial statements in Item 8 of this report for additional information about our pension and other post-retirement benefit arrangements.

        Benefits paid by our qualified pension plan are paid through a trust. Cash funding requirements can be significantly impacted by earnings on investments, discount rates, changes in plan benefits and funding laws and regulations. Although potentially significant in the aggregate, we currently expect that plan contributions in 2013 and beyond will decrease from the 2011 contribution amount. However, the actual amount of required plan contributions in 2013 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations.

        Certain of our post-retirement health care and life insurance benefits plans are unfunded. A trust holds assets that are used to help cover the health care costs of certain retirees. As of the successor date of December 31, 2011, the fair value of the trust assets was $643 million; however, a portion of these assets is comprised of investments with restricted liquidity. We estimate that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately four years. Thereafter, covered benefits will be paid either directly by us or from the trust as the remaining assets become liquid. This projected four year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.

Historical Information

        The following table summarizes cash flow activities:

	Successor	Predecessor	Combined	Predecessor	Increase / (Decrease)
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Combined 2011 v Predecessor 2010
	(Dollars in millions)
Net cash provided by operating activities	$2,152	777	2,929	3,367	(438)
Net cash used in investing activities	(1,868)	(408)	(2,276)	(1,488)	788
Net cash used in financing activities	(660)	(317)	(977)	(3,913)	(2,936)

        Net cash provided by operating activities decreased primarily due to decreased cash payments received from customers as a result of decreased revenues in the combined year ended December 31, 2011 compared to the predecessor year ended December 31, 2010. For additional information about our operating results, see "Results of Operations" above.

        Net cash used in investing activities increased in the combined year ended December 31, 2011 as compared to the predecessor year ended December 31, 2010 primarily due to increases in short-term affiliate loans resulting from the majority of our cash balance being transferred on a daily basis to CenturyLink.

        Net cash used in financing activities decreased during the combined year ended December 31, 2011 primarily due to $1.351 billion more in net proceeds from the issuance of debt. The decrease is also due to $774 million less payments of long-term debt and the $640 million settlement of embedded option in convertible debt which occurred during the predecessor year ended December 31, 2010.

Certain Matters Related to CenturyLink's Acquisition of us

        Effective after CenturyLink's acquisition of us, we are included in the consolidated federal income tax return of CenturyLink. CenturyLink is in the process of developing a post-acquisition intercompany agreement for allocation of consolidated income tax liabilities. We will continue to account for income tax expense on a stand-alone basis. We are also included in certain combined state tax returns filed by CenturyLink and the same accounting will apply.

        As the successor date of December 31, 2011, we had paid certain costs that were associated with the CenturyLink acquisition. These costs include compensation costs comprised of retention bonuses and severance. The final amounts and timing of the compensation costs to be paid is partially dependent upon personnel decisions that continue to be made as part of the continuing integration. These amounts may be material.

        In accounting for the CenturyLink's acquisition of us, we recorded our debt securities at their estimated fair values, which totaled $8.688 billion as of April 1, 2011. Our acquisition date fair value estimates were based primarily on quoted market prices in active markets and other observable inputs where quoted market prices were not available. The fair value our debt securities exceeded their stated principal balances on the acquisition date by $672 million, which is being recognized as a reduction to interest expense over the remaining terms of the debt, of which $150 million was recognized in 2011.

Market Risk

        We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

        From time to time over the past several years, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates; however, as of the successor date of December 31, 2011 we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes. Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.

        As of the successor date of December 31, 2011, we have approximately $11.9 billion (excluding capital lease and other obligations) of long-term debt outstanding, 94% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held $750 million of floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $8 million.

        Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed as of the successor date of December 31, 2011.

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements or in the Future Contractual Obligations table above or (ii) discussed under the heading "Market Risk" above.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk" in Item 7 of this report is incorporated herein by reference.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Qwest Communications International Inc.:

        We have audited the accompanying consolidated balance sheets of Qwest Communications International Inc. and subsidiaries (the Company) as of December 31, 2011 (Successor date) and 2010 (Predecessor date) and the related consolidated statements of operations, stockholder's equity (deficit) and comprehensive (loss) income and cash flows for the periods from April 1, 2011 to December 31, 2011 (Successor period) and from January 1, 2011 to March 31, 2011 (Predecessor period) and each of the years in the two-year period ended December 31, 2010 (Predecessor periods). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qwest Communications International Inc. and subsidiaries as of December 31, 2011 (Successor period) and 2010 (Predecessor date) and the results of their operations and their cash flows for the periods from April 1, 2011 to December 31, 2011 (Successor period), and from January 1, 2011 to March 31, 2011 and each of the years in the two-year period ended December 31, 2010 (Predecessor periods), in conformity with U.S. generally accepted accounting principles.

        As discussed in note 2 to the consolidated financial statements, effective April 1, 2011, CenturyLink, Inc. acquired all of the outstanding stock of Qwest Communications International Inc. in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

KPMG LLP

Denver, Colorado
March 2, 2012

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$8,276	2,846	11,730	12,311
Operating revenues—affiliates	51	—	—	—

Total operating revenues	8,327	2,846	11,730	12,311

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	3,523	1,178	5,011	5,423
Selling, general and administrative	1,741	556	2,518	2,602
Operating expenses—affiliates	126	—	—	—
Depreciation and amortization	2,394	533	2,200	2,311

Total operating expenses	7,784	2,267	9,729	10,336

OPERATING INCOME	543	579	2,001	1,975
OTHER INCOME (EXPENSE)
Interest expense	(486)	(227)	(1,039)	(1,089)
Loss on embedded option in convertible debt	—	—	(475)	—
Loss on early retirement of debt	(8)	—	(45)	—
Other income	2	5	8	17

Total other income (expense)	(492)	(222)	(1,551)	(1,072)

INCOME BEFORE INCOME TAX EXPENSE	51	357	450	903
Income tax expense	32	146	505	241

NET INCOME (LOSS)	$19	211	(55)	662

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in millions)
NET INCOME (LOSS)	$19	211	(55)	662

OTHER COMPREHENSIVE (LOSS) INCOME:
Defined benefit pension and post-retirement plans, net of $278, $4, $121 and $56 tax	(446)	7	115	(11)
Loss on interest rate cash flow hedges, net of reclassifications to net income, net of $—, $—, $1 and $4 tax	—	—	(1)	7
Auction rate securities marked to market, net of $—, $—, $1 and $1 tax	—	—	(1)	2
Other comprehensive (loss) income	(446)	7	113	(2)

COMPREHENSIVE (LOSS) INCOME	$(427)	218	58	660

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	December 31, 2011	December 31, 2010
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$48	372
Accounts receivable, less allowance of $62 and $83	1,204	1,264
Short-term affiliate loans	742	—
Deferred income taxes, net	566	234
Other	262	360

Total current assets	2,822	2,230
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	10,704	47,407
Accumulated depreciation	(1,218)	(35,550)

Net property, plant and equipment	9,486	11,857
GOODWILL AND OTHER ASSETS
Goodwill	10,106	—
Customer relationships, net	6,855	—
Other intangible assets, net	1,587	938
Deferred income taxes, net	—	1,686
Other	364	509

Total goodwill and other assets	18,912	3,133

TOTAL ASSETS	$31,220	17,220

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt	$117	1,089
Accounts payable	972	1,033
Accounts payable—affiliates, net	357	—
Dividends payable—CenturyLink, Inc.	200	—
Accrued expenses and other liabilities
Salaries and benefits	470	553
Income and other taxes	263	267
Interest	175	219
Other	99	150
Advance billings and customer deposits	407	551

Total current liabilities	3,060	3,862

LONG-TERM DEBT	12,179	10,858

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue	110	459
Benefit plan obligations, net	3,198	2,979
Deferred income taxes, net	663	—
Other	734	717

Total deferred credits and other liabilities	4,705	4,155

COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDER'S EQUITY (DEFICIT)
Preferred stock—$1.00 par value, no shares authorized (2011) and 200,000 shares authorized; none issued or outstanding (2010)	—	—
Common stock—$0.01 par value, 1 shares authorized; 1 shares issued, owned by CenturyLink (2011) and 5,000,000 shares authorized; 1,792,145 shares issued (2010)	—	18
Additional paid-in capital	12,273	42,285
Treasury stock—0 and 27,841 shares, respectively (including 0 and 22 shares held in rabbi trust, respectively)	—	(157)
Accumulated other comprehensive loss	(446)	(376)
Accumulated deficit	(551)	(43,425)

Total stockholder's equity (deficit)	11,276	(1,655)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$31,220	17,220

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in millions)
OPERATING ACTIVITIES
Net income (loss)	$19	211	(55)	662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,394	533	2,200	2,311
Deferred income taxes	27	145	508	229
Provision for uncollectible accounts	62	19	86	130
Long-term debt (premium) discount amortization	(150)	6	71	72
Loss on embedded option in convertible debt	—	—	475	—
Loss on early retirement of debt	8	—	45	—
Stock-based compensation	—	4	93	40
Changes in current assets and liabilities:
Accounts receivable	(85)	61	(35)	35
Accounts payable	(99)	(71)	44	(83)
Accounts receivable and payable—affiliates, net	51	—	—	—
Accrued income and other taxes	(44)	31	(6)	(31)
Other current assets and other current liabilities, net	(3)	(117)	(12)	(70)
Changes in other noncurrent assets and liabilities	(42)	(53)	(68)	(12)
Other, net	14	8	21	24

Net cash provided by operating activities	2,152	777	3,367	3,307

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(1,207)	(410)	(1,488)	(1,409)
Changes in short-term affiliate loans	(663)	—	—	—
Proceeds from sales or maturities of investment securities	—	—	943	—
Purchases of investment securities	—	—	(944)	18
Other, net	2	2	1	(15)

Net cash used in investing activities	(1,868)	(408)	(1,488)	(1,406)

FINANCING ACTIVITIES
Payments of long-term debt	(2,402)	(203)	(3,379)	(827)
Net proceeds from issuance of long-term debt	2,126	—	775	1,270
Dividends paid	—	(141)	(555)	(551)
Dividends paid to CenturyLink, Inc.	(300)	—	—	—
Net proceeds from issuance of common stock	—	14	67	57
Purchases of treasury stock	—	—	(136)	(3)
Settlement of embedded option in convertible debt	—	—	(640)	—
Early retirement of debt costs	(66)	—	(41)	—
Other, net	(18)	13	(4)	(6)

Net cash used in financing activities	(660)	(317)	(3,913)	(60)

Net (decrease) increase in cash and cash equivalents	(376)	52	(2,034)	1,841
Cash and cash equivalents at beginning of period	424	372	2,406	565

Cash and cash equivalents at end of period	$48	424	372	2,406

Supplemental cash flow information:
Income taxes refunded (paid), net	$13	1	(25)	(48)
Interest paid (net of capitalized interest of $12, $5, $18 and $14)	$(659)	(236)	(989)	(981)

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$—	18	17	17

Balance at end of period	—	18	18	17

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	12,273	42,285	42,268	42,166
Share-based compensation and other, net	—	18	182	102
Embedded option in convertible debt	—	—	(165)	—

Balance at end of period	12,273	42,303	42,285	42,268

TREASURY STOCK
Balance at beginning of period	—	(157)	(22)	(20)
Purchase of treasury stock	—	—	(136)	—
Other	—	—	1	(2)

Balance at end of period	—	(157)	(157)	(22)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	—	(376)	(489)	(487)
Other comprehensive income (loss)	(446)	7	113	(2)

Balance at end of period	(446)	(369)	(376)	(489)

ACCUMULATED DEFICIT
Balance at beginning of period	—	(43,425)	(42,953)	(43,063)
Net income (loss)	19	211	(55)	662
Dividends declared	—	(141)	(417)	(552)
Dividends declared to CenturyLink, Inc.	(570)	—	—	—

Balance at end of period	(551)	(43,355)	(43,425)	(42,953)

TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	$11,276	(1,560)	(1,655)	(1,178)

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context requires otherwise, references in this report to "Qwest," "we," "us" and "our" refer to Qwest Communications International Inc. and its consolidated subsidiaries, references to "QCII" refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis and references to "CenturyLink" refer to our direct parent company, CenturyLink, Inc. and its consolidated subsidiaries.

(1) Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local and long-distance, network access, private line (including special access), broadband, data, managed hosting, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers.

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

        On April 1, 2011, we became a wholly owned subsidiary of CenturyLink, Inc. in a tax-free, stock-for-stock transaction. Although we continued as a surviving corporation and legal entity after the acquisition, the accompanying consolidated statements of operations, comprehensive (loss) income, cash flows and stockholder's equity (deficit) are presented for two periods: predecessor and successor, which relates to the period preceding the acquisition and the period succeeding the acquisition. On the date of the acquisition, April 1, 2011, our assets and liabilities were recognized at their fair value. This revaluation has been reflected in our financial statements and, therefore, has resulted in a new basis of accounting for the "successor period". This new basis of accounting means that our financial statements for the successor periods are not comparable to our previously reported financial statements, including the predecessor period financial statements in this report.

        During the first quarter of 2011, we changed the definitions we use to classify expenses as cost of services and products and selling, general and administrative, and as a result, we reclassified previously reported amounts to conform to the current period presentation. We revised our definitions so that our expense classifications are more consistent with the expense classifications used by our new parent company, CenturyLink. These revisions resulted in the reclassification of $1.207 billion and $1.335 billion from selling, general and administrative to cost of services and products for the predecessor years ended December 31, 2010 and 2009, respectively. Our current definitions are as follows:

  •
  Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which are third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses (such as data integration and modem expenses); costs for universal service funds ("USF") (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Basis of Presentation and Summary of Significant Accounting Policies (Continued)

    affordable rates, among other things, and to which we are often required to contribute); and other expenses directly related to our network and hosting operations.

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

        We have reclassified certain prior year balance sheet amounts presented in our Annual Report on Form 10-K as of the predecessor date of December 31, 2010. We made these changes so that the classifications of our assets and liabilities are more consistent with the asset and liability classifications used by our new parent company, CenturyLink. These reclassifications primarily included $241 million from accrued expenses and other current liabilities, $109 million from benefit plan obligations, net, $232 million to accounts payable, $118 million to other deferred credits, $63 million to net property, plant and equipment and $59 million from capitalized software, net.

Summary of Significant Accounting Policies

  Use of Estimates

        Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we made when accounting for items and matters such as, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, pension, post-retirement and other post-employment benefits, taxes, certain liabilities and other provisions and contingencies are reasonable, based on information available at the time they were made. Our accounting for CenturyLink's acquisition of us required extensive use of estimates in determining the acquisition date fair values of our assets and liabilities. These estimates, judgments and assumptions can affect the reported amounts of assets, liabilities and components of stockholder's equity or deficit as of the dates of the consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our consolidated statements of operations, our consolidated statements of comprehensive (loss) income and our consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 12—Income Taxes and Note 16—Commitments and Contingencies for additional information.

        For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Basis of Presentation and Summary of Significant Accounting Policies (Continued)

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

  Revenue Recognition

        We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include activation and installation charges, which we recognize as revenue over the expected customer relationship period, which ranges from eighteen months to over ten years depending on the service. We also defer costs for customer acquisitions. The deferral of customer acquisition costs is limited to the amount of revenue deferred on advance payments. Costs in excess of advance payments are recorded as expense in the period such costs are incurred. Expected customer relationship periods are estimated using historical experience. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

        We offer bundle discounts to our customers who receive certain groupings of services. These bundle discounts are recognized concurrently with the associated revenues and are allocated to the various services in the bundled offering based on the estimated selling price of services included in each bundled combination. Revenues from installation activities are deferred and recognized as revenue over the estimated life of the customer relationship. The costs associated with such installation activities, up to the related amount of deferred revenue, are deferred and recognized as an operating expense over the same period.

        Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable. If the elements are deemed separable and separate earnings processes exist, the revenue associated with each element is allocated to each element based on the relative estimated selling price of the separate elements. We have estimated the selling prices of each element by reference to vendor-specific objective evidence of selling prices when the elements are sold separately. The revenue associated with each element is then recognized as earned. For example, if we receive an advance payment when we sell equipment and continuing service together, we immediately recognize as revenue the amount allocated to the equipment as long as all the conditions for revenue recognition have been satisfied. The portion of the advance payment allocated to the service based upon its relative selling price is recognized ratably over the longer of the contractual period or the expected customer relationship period.

        We have periodically transferred optical capacity assets on our network to other telecommunications service carriers. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 20 years. We account for the cash consideration received on

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Basis of Presentation and Summary of Significant Accounting Policies (Continued)

transfers of optical capacity assets and on all of the other elements deliverable under an IRU, as revenue ratably over the term of the agreement. We have not recognized revenue on any contemporaneous exchanges of our optical capacity assets for other optical capacity assets.

        We offer some products and services that are provided by third-party vendors. We review the relationship between us, the vendor and the end customer to assess whether revenue should be reported on a gross or net basis. In assessing whether revenue should be reported on a gross or net basis, we consider whether we act as a principal in the transaction, take title to the products, have risk and rewards of ownership and act as an agent or broker. Based on our agreements with DIRECTV and Verizon Wireless, we offer these services through sales agency relationships which are reported on a net basis.

  Affiliates Transactions

        We record intercompany charges at the amounts billed to us by our affiliates. Regulatory rules require certain expenses to be recorded at market price or fully distributed cost. Our compliance with regulations is subject to review by regulators. Adjustments to intercompany charges that result from these reviews are recorded in the period they become known.

        Because of the significance of the services we provide to our affiliates and our other affiliates transactions, the results of operations, financial position and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented.

        In the normal course of business, we transfer assets and liabilities to and from CenturyLink and its affiliates based on carrying values. We have recorded $70 million of noncash dividends associated with asset transfers to CenturyLink during the successor nine months ended December 31, 2011.

  USF, Gross Receipts Taxes and Other Surcharges

        In determining whether to include in our revenue and expenses the taxes and surcharges collected from customers and remitted to governmental authorities, including USF charges, sales, use, value added and some excise taxes, we assess, among other things, whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. In jurisdictions where we determine that we are the principal taxpayer, we record the taxes on a gross basis and include them in our revenue and costs of services and products.

        In jurisdictions where we determine that we are merely a collection agent for the government authority, we record the taxes on a net basis and do not include them in our revenue and costs of services and products.

  Advertising Costs

        Costs related to advertising are expensed as incurred. For the successor nine months ended December 31, 2011 our advertising expense was $176 million and $66 million for the predecessor three months ended March 31, 2011 and $296 million and $338 million for the predecessor years ended December 31, 2010 and 2009, respectively. This expense is included in selling, general and administrative expenses in our consolidated statements of operations.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  Legal Costs

        In the normal course of our business, we incur costs to hire and retain external legal counsel to advise us on regulatory, litigation and other matters. We expense these costs as the related services are received.

  Income Taxes

        Effective April 1, 2011, our results will be included in the CenturyLink consolidated federal income tax return and certain combined state income tax returns. CenturyLink allocates income tax expense to us based upon a separate return allocation method which results in income tax expense that approximates the expense that would result if we were a stand-alone entity.

        The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods, adjustments to our liabilities for uncertain tax positions and amortization of investment tax credits. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to tax net operating loss carryforwards (NOLs), tax credit carryforwards and differences between the financial statement carrying value of assets and liabilities and the tax bases of those assets and liabilities. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

        We use the deferral method of accounting for federal investment tax credits earned prior to the repeal of such credits in 1986. We also defer certain transitional investment tax credits earned after the repeal, as well as investment tax credits earned in certain states. In the predecessor periods, we amortized these credits ratably over the estimated service lives of the related assets as a credit to our income tax expense in our consolidated statements of operations.

        We establish valuation allowances when necessary to reduce deferred income tax assets to the amounts that we believe are more likely than not to be recovered. A significant portion of our net deferred tax assets relate to tax benefits attributable to NOLs. Each quarter we evaluate the need to retain all or a portion of the valuation allowance on our deferred tax assets. As of the successor date of December 31, 2011, we concluded that it was more likely than not that we would realize the majority of our deferred tax assets; therefore, our valuation allowance did not require material adjustments. See Note 12—Income Taxes for additional information.

  Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the value at which cash and cash equivalents are reported in our consolidated financial statements approximates their fair value. Subsequent to CenturyLink's acquisition of us, our cash collections are transferred to CenturyLink on a daily basis and our parent funds our cash disbursement needs. The net cash transferred to CenturyLink has been reflected as short-term affiliate loans in our consolidated balance sheets. As a result, cash and cash equivalents in the successor period are comprised of demand deposits with financial institutions. During the predecessor periods, in evaluating investments for classification as cash equivalents, we required that individual securities have original maturities of three months or less

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Basis of Presentation and Summary of Significant Accounting Policies (Continued)

and that individual investment funds have dollar-weighted average maturities of ninety days or less. To preserve capital and maintain liquidity, we invest with financial institutions we deem to be of sound financial condition and in high quality and relatively risk-free investment products. Our cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular financial institution.

        Book overdrafts occur when checks have been issued but have not been presented to our controlled disbursement bank accounts for payment. Disbursement bank accounts allow us to delay funding of issued checks until the checks are presented for payment. Until the issued checks are presented for payment, the book overdrafts are included in accounts payable on our consolidated balance sheet. This activity is included in the operating activities section in our consolidated statements of cash flows.

  Accounts Receivable and Allowance for Doubtful Accounts

        Accounts Receivable are recognized based upon the amount due from customers for the services provided or at cost for purchased and other receivables less an allowance for doubtful accounts. The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. We generally consider our accounts past due if they are outstanding over 30 days. Our collection process varies by the customer segment, amount of the receivable, and our evaluation of the customer's credit risk. Our past due accounts are written off against our allowance for doubtful accounts when collection is considered to be not probable. Any recoveries of accounts previously written off are generally recognized as a reduction in bad debt expense in the period received. The carrying value of accounts receivable net of the allowance for doubtful accounts approximates fair value.

  Property, Plant and Equipment

        As a result of CenturyLink's acquisition of us, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Therefore, the allocated fair values of the assets represent their new basis of accounting in our consolidated financial statements. This resulted in adjustments to our property, plant and equipment accounts, including accumulated depreciation at the acquisition date. The adjustments related to CenturyLink's acquisition of us are described in Note 2—Acquisition by CenturyLink and Note 6—Property, Plant and Equipment.

        Property, plant and equipment acquired since the acquisition date is stated at original cost plus the estimated value of any associated legally or contractually required retirement obligations. Property, plant and equipment is depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are categorized in the year acquired on the basis of equal life groups for purposes of depreciation and tracking. Generally, under the straight-line group method, when an asset is sold or retired, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal or unusual. Leasehold improvements are

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Basis of Presentation and Summary of Significant Accounting Policies (Continued)

amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs for construction of network and other internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

        We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews utilize models that take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution and, in certain instances, actuarially determined probabilities to estimate the remaining life of our asset base. The changes in our estimates incorporated as a result of our most recent reviews did not have a material impact on the level of our depreciation expense.

        We have asset retirement obligations associated with the legally or contractually required removal of a limited group of property, plant and equipment assets from leased properties and the disposal of certain hazardous materials present in our owned properties. When an asset retirement obligation is identified, usually in association with the acquisition of the asset, we record the fair value of the obligation as a liability. The fair value of the obligation is also capitalized as property, plant and equipment and then amortized over the estimated remaining useful life of the associated asset. Where the removal obligation is not legally binding, the net cost to remove assets is expensed in the period in which the costs are actually incurred. As a result of CenturyLink's acquisition of us, our asset retirement obligations were adjusted to fair value as of the acquisition date.

        We review property, plant and equipment for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. For measurement purposes, property, plant and equipment is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, absent a material change in operations. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its fair value. Recoverability of the asset group to be held and used is measured by comparing the carrying amount of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If the asset group's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

  Goodwill, Customer Relationships and Other Intangible Assets

        Intangible assets arising from business combinations, such as goodwill, customer relationships, trademarks and tradenames are initially recorded at fair value. We amortize customer relationships primarily over an estimated life of 10 years, using either the sum-of-the-years-digits or straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to seven years and amortize our trademark and tradename assets using the sum-of-the-years digits method over an estimated life of four years. In the predecessor period, we amortized capitalized software using the straight-line group method. In the predecessor period, tradenames and trademarks were not amortized as they had an indefinite life. Other intangible assets not arising from business combinations are initially recorded at cost. Where there are no legal,

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Basis of Presentation and Summary of Significant Accounting Policies (Continued)

regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite lived and such intangible assets are not amortized.

        As a result of CenturyLink's acquisition of us, the software used by us for internal use was adjusted to fair value as of the acquisition date. During the predecessor and successor periods, we have capitalized certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with software to be used for internal purposes are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance, data conversion and training costs are expensed in the period in which they are incurred. We review the remaining economic lives of our capitalized software annually. Capitalized software is included in other intangible assets, net, in our consolidated balance sheets.

        We review customer relationships for impairment whenever facts and circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount is not recoverable and exceeds its fair value. Recoverability of the our customer relationships is measured by comparing the carrying amount to the estimated undiscounted future net cash flows expected to be generated by them. If the customer relationship's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

        We are required to review goodwill for impairment at least annually, or more frequently if events or a change in circumstances indicate that an impairment may have occurred. Our annual measurement date for testing goodwill impairment is September 30. We are required to write-down the value of goodwill in periods in which the recorded amount of goodwill exceeds the fair value. The impairment testing is at the reporting unit level, and in reviewing the criteria for reporting units when allocating the goodwill resulting from CenturyLink's acquisition of us, we have determined that our operations consist of one reporting unit, consistent with our determination that our business consists of one operating segment. See Note 3—Goodwill, Customer Relationships and Other Intangible Assets for additional information.

  Pension and Post-Retirement Benefits

        We recognize the overfunded or underfunded status of our defined benefit and post-retirement plans as an asset or a liability on our balance sheet. Accumulated actuarial gains and losses are a component of our other comprehensive (loss) income, which is then included in our accumulated other comprehensive (loss) income. Pension and post-retirement benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits. We make significant assumptions (including the discount rate, expected rate of return on plan assets and health care trend rates) in computing the pension and post-retirement benefits expense and obligations. See Note 8—Employee Benefits.

Recently Issued Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Impairment. This update simplifies the goodwill impairment assessment by allowing a company to first review qualitative factors to determine the likelihood of whether the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a company would not be required to perform the two-step goodwill impairment test for that reporting unit. This update is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. This ASU, which we adopted during the third quarter of 2011, did not have any impact on our consolidated financial statements as our qualitative analysis as of September 30, 2011, indicated that more likely than not, the fair value of our single reporting unit exceeded its carrying value as of that date.

        In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method requires a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update was effective for us on January 1, 2011 and we have adopted it prospectively for revenue arrangements entered into or materially modified after January 1, 2011. This standard update has not had and is not expected to have a material impact on our consolidated financial statements since the allocation of revenue has historically been based upon the relative fair value of the elements as determined by reference to vendor specific objective evidence of fair value when the elements have been sold on a stand-alone basis.

(2) Acquisition by CenturyLink

        On April 1, 2011, we became a wholly owned subsidiary of CenturyLink. Each share of our common stock outstanding immediately prior to the acquisition converted into the right to receive 0.1664 shares of CenturyLink common stock, with cash paid in lieu of fractional shares. The aggregate consideration was $12.273 billion based on:

  •
  the 294 million shares of CenturyLink common stock issued to consummate the acquisition;

  •
  the closing stock price of CenturyLink common stock at March 31, 2011 of $41.55;

  •
  the estimated net value of the pre-combination portion of share-based compensation awards assumed by CenturyLink of $52 million (excluding the value of restricted stock included in the number of issued shares specified above); and

  •
  cash paid in lieu of the issuance of fractional shares of $5 million.

        Since April 1, 2011, our results of operations have been included in the consolidated results of operations of CenturyLink. CenturyLink has accounted for its acquisition of us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on our preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of the assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. The fair values

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Acquisition by CenturyLink (Continued)

of certain tangible assets, intangible assets, certain contingent liabilities and residual goodwill are the most significant areas not yet finalized and therefore are subject to change. We expect to complete our final fair value determinations no later than the first quarter of 2012. Our final fair value determinations may be significantly different than those reflected in our consolidated financial statements as of the successor date of December 31, 2011.

        Based on our preliminary estimate, the aggregate consideration exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $10.106 billion, which amount has been recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.

        The following is our preliminary assignment of the aggregate consideration:

April 1, 2011
(Dollars in millions)
Cash, accounts receivable and other current assets	$2,128
Property, plant and equipment	9,554
Identifiable intangible assets:
Customer relationships	7,625
Capitalized software	1,702
Other	189
Other noncurrent assets	373
Current liabilities, excluding current maturities of long-term debt	(2,428)
Current maturities of long-term debt	(2,422)
Long-term debt	(10,253)
Deferred credits and other liabilities	(4,301)
Goodwill	10,106

Aggregate consideration	$12,273

        We have recognized $154 million of expense associated with activities related to CenturyLink's acquisition of us during the successor nine months ended December 31, 2011. These expenses were comprised primarily of severance, retention bonuses, share-based compensation and system integration consulting. During the predecessor three months ended March 31, 2011, we recognized $3 million of expenses associated with our activities related to the acquisition. As of April 1, 2011, as part of acquisition accounting, we also included in our goodwill $35 million for financial advisory fees, $23 million for certain performance awards and $16 million related to retention bonuses, all of which were contingent solely on the completion of the acquisition and had no benefit to CenturyLink after the acquisition.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Goodwill, Customer Relationships and Other Intangible Assets

        Goodwill, customer relationships and other intangible assets consisted of the following:

		Successor	Predecessor
	Weighted Average of Remaining Lives	December 31, 2011	December 31, 2010
		(Dollars in millions)
Goodwill	N/A	$10,106	—

Customer relationships, less accumulated amortization of $770 and $2	9.3 years	$6,855	—

Other intangible assets subject to amortization
Capitalized software, less accumulated amortization of $354 and $1,741	4.1 years	1,460	888
Tradenames and patents, less accumulated amortization of $62 and $5	3.3 years and 7.5 years, respectively	127	50

Total other intangible assets, net		$1,587	938

        As of the successor date of December 31, 2011, the gross carrying amounts of goodwill, customer relationships and other intangible assets were $19.734 billion. These assets were recorded at fair value on April 1, 2011 as a result of CenturyLink's acquisition of us.

        Total amortization expense for intangible assets was as follows:

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in millions)
Amortization expense for intangible assets	$1,185	58	221	211

        We amortize customer relationships over an estimated life of 10 years, using either the sum-of-the-years-digits or straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to seven years and amortize our other intangible assets predominantly using the sum-of-the-years digits method over an

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Goodwill, Customer Relationships and Other Intangible Assets (Continued)

estimated life of four years. The estimated future amortization expense for intangible assets is as follows:

(Dollars in millions)
Year ending December 31,
2012	$1,390
2013	1,277
2014	1,161
2015	1,025
2016	905
2017 and thereafter	2,685

        We regularly review the estimated lives and methods used to amortize our software, customer relationships and other intangible assets. The actual amounts of amortization expense may differ materially from our estimated future amortization, depending on the results of our periodic reviews of estimated lives, amortization methods and our final determinations of acquisition date fair value related to our intangible assets.

        We early adopted the provisions of ASU 2011-08, Testing Goodwill for Impairment, during the third quarter of 2011, which permits us to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two step goodwill impairment test. If, after completing our qualitative assessment we determine that it is more likely than not that the carrying value exceeds estimated fair value, we compare the fair value to ourcarrying value (including goodwill). If the estimated fair valueis greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value. We elected to early adopt the provisions of ASU 2011-8 and perform a qualitative assessment given the six month proximity of the goodwill impairment date and the acquisition date resulting in the creation of the goodwill.

        As a result of the acquisition and related acquisition accounting, the carrying value of our assets and liabilities equaled our fair value as of April 1, 2011. A decrease in our fair value in excess of a reduction in the carrying value of our net assets will result in us having a carrying value in excess of our fair value, which may result in an impairment of our goodwill. There is significant judgment in estimating the fair value of the company. The factors that most significantly impact our estimate of fair value include forecasted cash flows and a risk adjusted discount rate. The applicable risk adjusted discount rate is impacted by the market risk free rate of return and a risk premium associated with a group of peer telecommunications companies, which have been deemed to be market participants for purposes of determining the fair value of the company.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Goodwill, Customer Relationships and Other Intangible Assets (Continued)

(iv) changes in the overall economy, our market share and market interest rates since the acquisition date; (v) trends in the stock price of CenturyLink and related market capitalization and enterprise values; (vi) trends in peer companies total enterprise value metrics; (vii) control premiums paid for recent industry transactions; and (viii) additional factors such as management turnover, changes in regulation and changes in litigation matters.

        Based on our qualitative assessment, we concluded that it was more likely than not that the estimated fair value of our reporting unit exceeded its carrying value as of September 30, 2011 and thus, determined it was not necessary to perform the two step goodwill impairment test. We believe the more impactful assessments include our actual results compared to those forecasted as of April 1, 2011 and the decline in our weighted average cost of capital since April 1, 2011. To date, our actual operating results have been comparable to those forecasted as of April 1, 2011 and, as of September 30, 2011, we believe the forecasted results of future periods are not materially different than those estimated as of April 1, 2011.

(4) Long-Term Debt

        Long-term debt, including unamortized discounts and premiums, is as follows:

			Successor	Predecessor
	Interest Rates	Maturities	Year Ended December 31, 2011	Year Ended December 31, 2010
			(Dollars in millions)
Qwest Communications International Inc.
Notes	7.125% - 8.000%	2014 - 2018	$2,650	2,650
Unamortized premiums (discounts)			117	(52)
Qwest Capital Funding
Notes	6.500% - 7.750%	2018 - 2031	981	1,160
Unamortized premiums (discounts), net			28	(3)
Qwest Corporation
Notes(1)	6.500% - 8.375%	2013 - 2051	4,647	4,786
Debentures	6.875% - 7.750%	2014 - 2043	3,182	3,182
Capital lease and other obligations	Various	Various	176	198
Unamortized premiums (discounts)			320	(154)
Qwest Communications Company, LLC
Capital lease and other obligations	Various	Various	195	184
Unamortized (discounts)			—	(4)

Total long-term debt			12,296	11,947
Less current maturities			(117)	(1,089)

Long-term debt, excluding current maturities			$12,179	10,858

(1)
The $750 million of Qwest Corporation Notes due 2013 are floating rate notes, which are re-measured every three months. As of the most recent measurement date (December 15, 2011) the rate for these notes was 3.796%, which is not included in the rates stated above.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Long-Term Debt (Continued)

New Issuances

        On October 4, 2011, our wholly owned subsidiary, Qwest Corporation ("QC"), issued $950 million aggregate principal amount of its 6.75% Notes due 2021 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $927 million. The notes are senior unsecured obligations of QC and may be redeemed, in whole or in part, at a redemption price equal to the greater of their principal amount or the present value of the remaining principal and interest payments discounted at a U.S. Treasury interest rate specified in the indenture agreement plus 50 basis points.

        On September 21, 2011, QC issued $575 million aggregate principal amount of its 7.50% Notes due 2051 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $557 million. The notes are senior unsecured obligations of QC and may be redeemed, in whole or in part, on or after September 15, 2016 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.

        On June 8, 2011, QC issued $661 million aggregate principal amount of its 7.375% Notes due 2051 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $642 million. The notes are unsecured obligations of QC and may be redeemed, in whole or in part, on or after June 1, 2016 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.

        Until April 1, 2011, we had a revolving credit facility, which made available to us $1.035 billion of additional credit subject to certain restrictions. That credit facility was terminated in conjunction with CenturyLink's acquisition of us. In January 2011, CenturyLink entered into a new four-year revolving credit facility with various lenders (the "Credit Facility") that allows CenturyLink to borrow up to $1.700 billion for the general corporate purposes of itself and its subsidiaries. Up to $400 million of the Credit Facility can be used for letters of credit, which reduce the amount available for other extensions of credit. Interest is assessed on borrowings using the London Interbank Offered Rate ("LIBOR") plus an applicable margin between 0.5% and 2.5% per annum depending on the type of loan and CenturyLink's then-current senior unsecured long-term debt rating. As of the successor date of December 31, 2011, CenturyLink had approximately $277 million and $129 million outstanding under the Credit Facility and the separate letter of credit arrangement, respectively. QCII and another one of its wholly owned subsidiaries, Qwest Services Corporation ("QSC"), are guarantors of the Credit Facility.

        In January 2010, we issued $800 million aggregate principal amount of 7.125% Notes due 2018. We used the net proceeds, after deducting underwriting discounts and expenses, of $775 million for general corporate purposes, including repayment of indebtedness and funding and refinancing investments in our telecommunications assets.

        In April 2009, QC issued approximately $811 million aggregate principal amount of its 8.375% Notes due 2016. QC used the net proceeds, after deducting underwriting discounts and expenses, of $738 million for general corporate purposes, including repayment of indebtedness and funding or refinancing investments in its telecommunication assets. The notes are unsecured obligations of QC and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of QC. The covenant and default terms are substantially the same as those associated with QC's other long-term borrowings.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Long-Term Debt (Continued)

        In September 2009, we issued $550 million of 8.00% Senior Notes due 2015. We used the net proceeds of $532 million for general corporate purposes, including repayment of indebtedness and funding and refinancing investments in our telecommunication assets.

Tender Offer

        In August 2010, we completed a cash tender offer for the purchase of a portion of the $1.265 billion aggregate principal amount of QCII's 3.50% Convertible Senior Notes. We received and accepted tenders of approximately $147 million aggregate principal amount of these notes, or 12% of the outstanding notes. This tender resulted in the settlement of approximately 12% of the embedded conversion option for $24 million, which approximated the fair value of the option on the settlement date.

        In March 2010, our wholly owned subsidiary, Qwest Capital Funding, Inc. ("QCF") completed a cash tender offer for the purchase of any and all of the $1.204 billion aggregate principal amount of certain of its notes, consisting of $403 million of its 7.90% Notes due 2010 and $801 million of its 7.25% Notes due 2011. With respect to QCF's 7.90% Notes due 2010, QCF received and accepted tenders of approximately $338 million aggregate principal amount of these notes, or 84%, for $347 million, resulting in a loss of $10 million. With respect to QCF's 7.25% Notes due 2011, QCF received and accepted tenders of approximately $622 million aggregate principal amount of these notes, or 78%, for $650 million, resulting in a loss of $30 million. The combined loss on this tender offer, net of deferred taxes, reduced net income by approximately $25 million, or approximately $0.01 per basic and diluted common share, for the predecessor year ended December 31, 2010.

Repayments

        In October 2011, QC used the net proceeds of $927 million from the October 4, 2011 issuance, together with the $557 million of net proceeds received from the September 21, 2011 debt issuance described above and available cash, to redeem the $1.5 billion aggregate principal amount of its 8.875% Notes due 2012 and to pay all related fees and expenses, which resulted in an immaterial loss.

        In June 2011, QC used the net proceeds of $642 million from the June 8, 2011 debt issuance, together with available cash, to redeem $825 million aggregate principal amount of its 7.875% Notes due 2011 and to pay related fees and expenses, which resulted in an immaterial loss.

        In February 2011, QCF paid at maturity the $179 million aggregate principal amount of its 7.25% Notes due 2011.

        In November and December 2010, we redeemed all of the then-outstanding $1.118 billion aggregate principal amount of QCII's 3.50% Convertible Senior Notes and the remaining embedded option for $616 million. This resulted in no gain or loss on the notes and a total loss of $475 million on the embedded conversion option for the year ended December 31, 2010.

        In August 2010, QCF paid at maturity the remaining $65 million aggregate principal amount of its 7.90% Notes due 2010.

        In February 2010, we redeemed $525 million aggregate principal amount of QCII's Senior Notes due 2011, resulting in an immaterial loss.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Long-Term Debt (Continued)

        In June 2010, QC paid at maturity the $500 million aggregate principal amount of its 6.95% Term Loan due 2010.

        In August 2009, QCF paid at maturity $562 million aggregate principal amount of its 7.0% Notes due 2009.

        In January 2009, we redeemed $230 million aggregate principal amount of QCII's Floating Rate Senior Notes due 2009.

        Aggregate maturities of our long-term debt (excluding unamortized premiums, discounts, and other):

(Dollars in millions)
2012	$117
2013	861
2014	1,985
2015	992
2016	815
2017 and thereafter	7,061

Total notes and debentures	$11,831

Interest Expense

        Interest expense includes interest on long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest:

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in millions)
Interest expense on long-term debt:
Gross interest expense	$495	232	1,057	1,103
Capitalized interest	(9)	(5)	(18)	(14)

Total interest expense on long-term debt	$486	227	1,039	1,089

Long-Term Debt Covenants

        As of the successor date of December 31, 2011, we had outstanding a total of $2.650 billion aggregate principal amount of senior notes. The $2.650 billion in notes is guaranteed on a senior unsecured basis by our wholly owned subsidiaries, QSC and QCF. The indenture governing these notes limits QCII's and its subsidiaries' ability to:

  •
  incur or guarantee additional debt or issue preferred stock;

  •
  pay dividends or distributions on or redeem or repurchase capital stock;

  •
  make investments and other restricted payments;

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Long-Term Debt (Continued)

  •
  issue or sell capital stock of restricted subsidiaries;

  •
  grant liens;

  •
  transfer or sell assets;

  •
  consolidate or merge or transfer all or substantially all of our assets; and

  •
  enter into transactions with affiliates.

        In the event that our senior notes would receive investment grade ratings, most of the covenants with respect to the notes will be subject to suspension or termination. Under the indenture governing these notes, we must repurchase the notes upon certain changes of control. This indenture also contains provisions for cross acceleration relating to any of our other debt obligations and the debt obligations of our restricted subsidiaries in an aggregate amount in excess of $100 million. CenturyLink's acquisition of us does not constitute a change of control under the indenture governing these notes. We were in compliance with all of the covenants as of the successor date of December 31, 2011.

        The indentures governing our subsidiary QCF and QC notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on our assets; and (ii) a limitation on mergers or sales of all, or substantially all, of our assets, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. Our subsidiaries were in compliance with all of the provisions and covenants of their debt agreements as of the successor date of December 31, 2011.

Subsequent Event

        On January 27, 2012, we called $800 million of QCII's 7.5% notes due February 15, 2014. The principal amount plus all accrued interest will be redeemed on March 1, 2012 at a redemption price of 100%.

(5) Accounts Receivable

        The following table presents details of our accounts receivable balances:

	Successor	Predecessor
	December 31, 2011	December 31, 2010
	(Dollars in millions)
Trade receivables	$868	920
Earned and unbilled receivables	270	271
Purchased and other receivables	128	156

Total accounts receivable	1,266	1,347
Less: allowance for doubtful accounts	(62)	(83)

Accounts receivable, less allowance	$1,204	1,264

        We are exposed to concentrations of credit risk from residential and business customers within our local service area, business customers outside of our local service area and from other

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Accounts Receivable (Continued)

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

        The following table presents details of our allowance for doubtful accounts:

Allowance for Doubtful Accounts
(Dollars in millions)
Balance at January 1, 2009 (Predecessor)	$129
Charged to expense—net	130
Deductions	(159)

Balance at December 31, 2009 (Predecessor)	100
Charged to expense—net	86
Deductions	(103)

Balance at December 31, 2010 (Predecessor)	83
Charged to expense—net	19
Deductions	(22)

Balance at March 31, 2011(Predecessor)	$80

Fair value adjustment	(80)

Balance at April 1, 2011 (Successor)	$—
Charged to expense—net	62
Deductions	—

Balance at December 31, 2011 (Successor)	$62

        As a result of CenturyLink's acquisition of us, the allowance for doubtful accounts as of the acquisition date of $80 million was reduced to zero and our gross accounts receivable were reduced by $80 million to reflect its acquisition date fair value.

(6) Property, Plant and Equipment

        CenturyLink accounted for its acquisition of us under the acquisition method of accounting, which requires the assignment of the purchase price to the assets acquired based on the preliminary estimates of their fair values at the acquisition date.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Property, Plant and Equipment (Continued)

        Net property, plant and equipment is composed of the following:

		Successor	Predecessor
	Depreciable Lives	December 31, 2011	December 31, 2010
		(Dollars in millions)
Property, plant and equipment:
Land	N/A	$384	105
Fiber, conduit and other outside plant(1)	8-45 years	3,679	20,962
Central office and other network electronics(2)	3-10 years	3,507	20,981
Support assets(3)	5-30 years	2,869	5,166
Construction in progress(4)	N/A	265	193

Gross property, plant and equipment		10,704	47,407

Accumulated depreciation		(1,218)	(35,550)

Net property, plant and equipment		$9,486	11,857

(1)
Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)
Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)
Support assets consist of buildings, computers and other administrative and support equipment.

(4)
Construction in progress includes property of the foregoing categories that has not been placed in service as it is still under construction.

        We recorded depreciation expense of $1.209 billion, $475 million, $1.979 billion and $2.100 billion for the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011, and the predecessor years ended December 31, 2010 and 2009, respectively.

        Effective January 1, 2010, we changed our estimates of the economic lives of certain telecommunications equipment assets. These changes resulted in additional depreciation expense of approximately $50 million for the year ended December 31, 2010 when compared to the year ended December 31, 2009.

Asset Retirement Obligations

        As of the successor date of December 31, 2011, our asset retirement obligations balance was primarily related to estimated future costs of removing equipment from leased properties and estimated future costs of properly disposing of asbestos and other hazardous materials upon remodeling or

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Property, Plant and Equipment (Continued)

demolishing buildings. Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheets. The following table provides asset retirement obligation activity:

Asset Retirement Obligations
(Dollars in millions)
Balance at January 1, 2009 (Predecessor)	$65
Accretion expense	7
Liabilities incurred	3
Liabilities settled and other	(1)
Change in estimate	(11)

Balance at December 31, 2009 (Predecessor)	63
Accretion expense	7
Liabilities incurred	—
Liabilities settled and other	(1)
Change in estimate	(6)

Balance at December 31, 2010 (Predecessor)	63
Accretion expense	2
Liabilities incurred	—
Liabilities settled and other	(1)
Change in estimate	—

Balance at March 31, 2011 (Predecessor)	$64

Fair value adjustment	34
Balance at April 1, 2011 (Successor)	$98

Accretion expense	5
Liabilities incurred	—
Liabilities settled and other	(3)
Change in estimate	(38)

Balance at December 31, 2011 (Successor)	$62

        During 2011, we revised our estimates for the cost of removal of network equipment, asbestos remediation, and other obligations by $38 million. These revisions resulted in a reduction of the asset retirement obligation and offsetting reduction to gross property, plant and equipment.

(7) Severance and Leased Real Estate

        Periodically, we have reductions in our workforce and have accrued liabilities for related severance costs. These workforce reductions resulted primarily from the progression of our integration plans related to CenturyLink's acquisition of us, increased competitive pressures and reduced workload demands due to the loss of access lines.

        We report severance liabilities within accrued expenses and other liabilities- salaries and benefits in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Severance and Leased Real Estate (Continued)

        In periods prior to CenturyLink's acquisition of us, we ceased using certain real estate that we were leasing under long-term operating leases. As of the April 1, 2011 acquisition date, we recorded liabilities to reflect our preliminary estimates of the fair values of the existing lease obligations for real estate for which we had ceased using, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. We recognize expense to reflect accretion of the discounted liabilities and periodically, we adjust the expense when our actual experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in accrued expenses and other liabilities and report the noncurrent portion in deferred credits and other liabilities in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations.

        As of the successor date of December 31, 2011 and the predecessor date of December 31, 2010, the current portion of our leased real estate accrual was $27 million and $28 million, respectively, and the long-term portion was $126 million and $195 million, respectively. The remaining lease terms range from 0.1 to 14.0 years, with a weighted average of 9.1 years.

        Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at January 1, 2010 (Predecessor)	$77	247
Accrued to expense	70	20
Payments, net	(112)	(32)
Reversals and adjustments	(6)	(12)

Balance at December 31, 2010 (Predecessor)	29	223
Accrued to expense	4	4
Payments, net	(12)	(12)
Reversals and adjustments	(1)	—

Balance at March 31, 2011 (Predecessor)	20	215

Fair value adjustment	(2)	(47)

Balance at April 1, 2011 (Successor)	18	168

Accrued to expense	120	15
Payments, net	(99)	(21)
Reversals and adjustments	(10)	(9)

Balance at December 31, 2011 (Successor)	$29	153

        Our severance expenses for the successor nine months ended December 31, 2011 also included $12 million of share-based compensation associated with the accelerated vesting of stock awards that occurred in connection with workforce reductions relating to CenturyLink's acquisition of us.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits

Pension, Post-Retirement and Other Post-Employment Benefits

        We sponsor a noncontributory qualified defined benefit pension plan (referred to as our pension plan) for substantially all of our employees. In addition to this tax qualified pension plan, we also maintain a non-qualified pension plan for certain eligible highly compensated employees. We maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. We also provide other post-employment benefits for eligible former employees.

  Pension

        The pension plan provides benefits to participants under five separate formulas which are (i) the pension band or pension factor formula for our union-represented employees, (ii) the account balance formula ("ABF") for our union-represented employees, (iii) the Old Management Formula ("OMF") for our non-represented employees, (iv) the Defined Lump Sum ("DLS") formula for our non-represented employees and (v) the ABF for our non-represented employees. Participants, upon retirement or termination, may elect any form of annuity option available, a lump sum distribution or a combination annuity/lump sum.

        For union-represented employees hired or rehired prior to January 1, 2009, pension benefits are based on either the pension band or pension factor formula. The pension band formula uses a flat dollar amount per year of service in which each job title has been assigned a dollar amount. The pension factor formula, which covers union-represented sales employees, uses a factor based on final average compensation times years of service. All union-represented employees hired or rehired on or after January 1, 2009, upon meeting certain requirements, earn a pension under the ABF, which provides a compensation credit equal to 3% of eligible compensation plus an annual interest credit.

        For non-represented employees, the OMF is based on final average compensation and years of service, the DLS formula is based on final average compensation and age-related service credits and the ABF is based on a compensation credit equal to 3% of eligible compensation plus an annual interest credit. Participants who earned their pension under the OMF and DLS formula were non-represented participants who had completed 20 years of service by December 31, 2000 or who were service pension eligible by December 31, 2003. Employees who did not meet these requirements accrued a pension under the OMF and DLS formula until December 31, 2000, or earlier based on the plan's provisions and then commenced accruing a pension under the ABF beginning on January 1, 2001. The ABF covers non-represented participants hired after December 31, 2000 and management employees who did not have 20 years of service by December 31, 2000 or who did not become service pension eligible by December 31, 2003. In November 2009, we amended the pension plan to no longer provide pension benefit accruals for active non-represented employees after December 31, 2009. In addition, non-represented employees hired after January 1, 2009 are not eligible to participate in the plan. This amendment froze final average compensation calculations under the OMF and DLS formulas. In addition, the plan no longer includes service after December 31, 2009 in the calculation under the OMF, percentage credits under the DSL formula, nor compensation credits under the ABF. Active non-represented employees who participate in the plan retain their accrued pension benefit earned as of December 31, 2009 and employees under the ABF will continue to earn interest credits on their benefit after December 31, 2009. Employees are eligible to receive their accrued benefit when they separate from Qwest.

        In addition to the benefits described above, the pension plan provides survivor and disability benefits to certain participants. The plan also provided a death benefit for eligible beneficiaries of

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

certain retirees; however, we have eliminated this benefit effective March 1, 2010 for retirees who retired prior to January 1, 2004 and whose deaths occur after February 28, 2010. We previously eliminated the death benefit for eligible beneficiaries of certain retirees who retired after December 31, 2003.

        Current funding laws require a company with a plan shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. Our funding policy for the pension plan is to make contributions with the objective of accumulating sufficient assets to pay all qualified pension benefits when due under the terms of the plan. The accounting unfunded status of our pension plan was $627 million as of the successor date of December 31, 2011. Based on current funding laws and regulations, we opted to make a contribution of $307 million in December 2011, and therefore, will not be required to make a contribution in 2012. Although potentially significant in the aggregate, we currently expect that contributions in 2013 and beyond will decrease from the 2011 contribution amount. However, the actual amount of required contributions to the plan in 2013 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in the benefits and funding laws and regulations.

  Non-Qualified Pension

        We maintain a non-qualified pension plan for certain eligible highly compensated employees. In November 2009, we amended the non-qualified pension plan to no longer provide benefit accruals after December 31, 2009. In addition, non-represented employees hired after January 1, 2009 are not eligible to participate in the plan. Employees who participate in the plan retain their accrued pension benefit earned as of December 31, 2009 and employees under the ABF will continue to earn interest credits on their benefit after December 31, 2009. Employees are eligible to receive their accrued benefit when they separate from Qwest. In addition, this plan provides survivor and disability benefits to certain participants. The plan also provided a death benefit for eligible beneficiaries of certain retirees; however, we have eliminated this benefit for retirees who retired prior to January 1, 2004 and whose deaths occur after February 28, 2010. We previously eliminated the death benefit for eligible beneficiaries of certain retirees who retired after December 31, 2003.

  Post-Retirement Benefits

        The benefit obligation for our occupational health care and life insurance post-retirement plans is estimated based on the terms of our written benefit plans. In calculating this obligation, we consider numerous assumptions, estimates and judgments, including but not limited to, discount rates, health care cost trend rates and plan amendments. In 2008, we negotiated our current four-year collective bargaining agreements which covered approximately 13,000 of our unionized employees as of the successor date of December 31, 2011. In 2008, the plan was amended to reflect changes affecting eligible post-1990 retirees who are former non-represented employees, including: (i) a Letter of Agreement that states such post-1990 retirees will begin contributing to the cost of health care benefits in excess of specified limits on the company-funded portion of retiree health care costs (also referred to as "caps") beginning January 1, 2009 and (ii) a provision that such post-1990 retirees will pay increased out-of-pocket costs through plan design changes starting January 1, 2009, including the elimination of Medicare Part B premium reimbursements for post-1990 retirees who are former non-represented employees. These changes have been considered in calculating the benefit obligation under the occupational health care plan.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

        No contributions were made to the post-retirement occupational health care trust in 2011 or 2010 and we do not expect to make a contribution in 2012.

        The terms of the post-retirement health care and life insurance plans between us and our eligible non-represented employees and our eligible post-1990 non-represented retirees are established by us and are subject to change at our discretion. We have a practice of sharing some of the cost of providing health care benefits with our non-represented employees and post-1990 non-represented retirees. The benefit obligation for the non-represented post-retirement health care benefits is based on the terms of the current written plan documents and is adjusted for anticipated continued cost sharing with non-represented employees and post-1990 non-represented retirees. However, our contribution under our post-1990 non-represented retirees' health care plan is capped at a specific dollar amount. Effective January 1, 2009, we amended our post-1990 non-represented retiree plan to, among other things, (i) require retirees to pay increased out-of-pocket costs and (ii) eliminate the reimbursement of Medicare Part B premiums.

        A change of 100 basis points in the assumed initial health care cost trend rate would have had the following effects in 2011:

	100 Basis Points Change
	Increase	Decrease
	(Dollars in millions)
Effect on the aggregate of the service and interest cost components of net periodic post-retirement benefit expense (statements of operations)	$2	(2)
Effect on benefit obligation (balance sheets)	67	(60)

        We expect our health care cost trend rate to decrease by 0.5% per year from 7.5% in 2012 to an ultimate rate of 5.0% in 2018. Our post-retirement health care expense for certain eligible post-1990 non-represented retirees and for certain eligible union-represented retirees is capped at a set dollar amount. Therefore, those health care benefit obligations are not subject to increasing health care trends after the effective date of the caps.

Expected Cash Flows

        The pension, non-qualified pension and post-retirement health care benefit payments and premiums and life insurance premium payments are paid by us or distributed from plan assets. The

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

estimated benefit payments provided below are based on actuarial assumptions using the demographics of the employee and retiree populations and have been reduced by estimated participant contributions.

	Pension Plan	Non-Qualified Pension Plan	Post-Retirement Benefit Plans	Medicare Part D Subsidy Receipts
	(Dollars in millions)
Estimated future benefit payments:
2012	$741	3	348	(24)
2013	703	2	343	(26)
2014	687	2	336	(28)
2015	672	2	328	(30)
2016	655	2	317	(32)
2017—2021	3,003	8	1,398	(183)

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

	Pension Plan			Non-Qualified Pension Plan			Post-Retirement Benefit Plans
	Successor(1)	Predecessor		Successor(1)	Predecessor		Successor(1)	Predecessor
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Actuarial assumptions at beginning of year:
Discount rate	5.40%	5.80%	6.70%	5.00%	5.50%	6.70%	5.30%	5.70%	6.70%
Rate of compensation increase	3.50%	3.50%	3.50%	N/A	3.50%	3.50%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.50%	8.00%	8.00%	N/A	N/A	N/A	7.50%	8.00%	8.50%
Initial health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	7.50%	8.00%	9.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	N/A	N/A	N/A	2016	2016	2013

N/A—Not applicable

(1)
The actuarial assumptions as of the predecessor date of January 1, 2011 remain unchanged as of the successor date of April 1, 2011 with the exception of the discount rate. The discount rate assumption was 5.30% for Pension, 4.90% for Non-Qualified Pension and 5.20% for Post-Retirement as of the predecessor date January 1, 2011.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

        The components of net periodic benefit expense for our pension, non-qualified pension and post-retirement benefit plans are detailed below:

Pension Plan

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in millions)
Net periodic benefit expense (income):
Service cost	$40	14	53	103
Interest cost	318	104	447	505
Expected return on plan assets	(416)	(133)	(556)	(565)
Recognized prior service cost	—	(6)	(22)	—
Recognized net actuarial loss	—	31	130	75
Curtailment and settlements	—	—	—	(13)

Total net periodic benefit (income) expense	$(58)	10	52	105

Non-Qualified Pension Plan

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in millions)
Net periodic benefit expense:
Service cost	$—	—	—	1
Interest cost	1	—	2	2
Curtailment and settlements	1	—	—	2

Total net periodic benefit expense	$2	—	2	5

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

Post-Retirement Benefit Plan

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in millions)
Net periodic benefit expense:
Service cost	$5	2	7	8
Interest cost	124	41	183	215
Expected return on plan assets	(38)	(13)	(61)	(68)
Recognized prior service cost	—	(24)	(99)	(99)
Recognized net actuarial loss	—	10	40	30
Curtailment and settlements	—	—	—	—

Total net periodic benefit expense	$91	16	70	86

        The net periodic benefit expense (income) for our pension, non-qualified pension and post-retirement benefit plans is included in general, administrative and other operating expenses in our consolidated statements of operations. Beginning on January 1, 2010, we no longer provide pension benefit accruals for active non-represented employees under our qualified and non-qualified pension plans. As a result, we recognized a gain of $13 million relating to the qualified pension plan for the predecessor year ended December 31, 2009. We also recognized $2 million in non-qualified pension plan settlements for the predecessor year ended December 31, 2009.

Benefit Obligations

        The actuarial assumptions used to compute the funded status for the plans are based upon information available as of the successor date of December 31, 2011 and the predecessor date of December 31, 2010 and are as follows:

	December 31,
	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010	2011	2010
Actuarial assumptions at end of year:
Discount rate	4.70%	5.30%	4.40%	4.90%	4.60%	5.20%
Rate of compensation increase	3.25%	3.50%	N/A	3.50%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	7.25% - 8.00%	7.50%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	N/A	2018	2016

N/A—Not applicable

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

        The following table summarizes the change in the benefit obligations for the pension, non-qualified pension and post-retirement benefit plans:

Pension Plan

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Benefit obligations accrued at beginning of period:	$8,237	8,245	8,116
Service cost	40	14	53
Interest cost	318	104	447
Actuarial loss	565	—	389
Benefits paid from plan assets	(489)	(152)	(760)

Benefit obligations accrued at end of period	$8,671	8,211	8,245

Accumulated benefit obligations	$8,667	8,211	8,245

Non-Qualified Pension Plan

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Benefit obligations accrued at beginning of period:	$31	31	31
Service cost	—	—	2
Interest cost	1	—	—
Actuarial loss	2	—	2
Benefits paid by company	(11)	—	(4)

Benefit obligations accrued at end of period	$23	31	31

Accumulated benefit obligations	$23	31	31

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

Post Retirement Benefits Plan

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Benefit obligations accrued at beginning of period:	$3,284	3,323	3,388
Service cost	5	2	7
Interest cost	124	41	183
Actuarial loss	130	—	66
Plan amendments	27	—	—
Participant contributions	46	15	59
Benefits paid from plan assets	(130)	(47)	(186)
Benefits paid by company	(159)	(46)	(214)
Medicare Part D reimbursements	21	—	20

Benefit obligations accrued at end of period	$3,348	3,288	3,323

Accumulated benefit obligations	$3,348	3,288	3,323

Plan Assets

        We maintain plan assets for our pension plan and certain post-retirement benefit plans. The pension plan assets are used for the payment of pension benefits and certain eligible plan expenses. The post-retirement benefit plan assets are used to pay health care benefits and premiums on behalf of eligible retirees who are former union-represented plan participants and to pay certain eligible plan expenses. The expected rate of return on plan assets is the long-term rate of return we expect to earn on the plans' assets. The rate of return is determined by the strategic allocation of plan assets and the long-term risk and return forecast for each asset class. The forecasts for each asset class are generated primarily from an analysis of the long-term expectations of various third party investment management organizations. The expected rate of return on plan assets is reviewed annually and revised, as necessary,

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

to reflect changes in the financial markets and our investment strategy. The following table summarizes the change in the fair value of plan assets for the pension and post-retirement benefit plans:

	Pension Plan Assets	Post- Retirement Benefit Plan Assets
	(Dollars in millions)
Fair value of plan assets December 31, 2009 (Predecessor)	$7,326	863
Actual gain on plan assets	1,094	124
Benefits paid from plan assets	(760)	(186)

Fair value of the plan assets December 31, 2010 (Predecessor)	7,660	801
Actual gain on plan assets	133	13
Benefits paid from plan assets	(152)	(47)

Fair value of plan assets March 31, 2011 (Predecessor)	7,641	767

Fair value of plan assets April 1, 2011 (Successor)	7,777	762
Actual gain on plan assets	449	11
Contribution to qualified trust	307	—
Benefits paid from plan assets	(489)	(130)

Fair Value of the plan assets December 31, 2011 (Successor)	$8,044	643

        Pension Plan:    Our investment objective for the pension plan assets is to achieve an attractive risk-adjusted return over time that will provide for the payment of benefits and minimize the risk of large losses. Our pension plan investment strategy is designed to meet this objective by broadly diversifying plan assets across numerous strategies with differing expected returns, volatilities and correlations. The pension plan assets have target allocations of 53% to interest rate sensitive investments and 47% to investments designed to provide higher expected returns than the interest rate sensitive investments. Interest rate sensitive investments include 32% of plan assets targeted primarily to long-duration investment grade bonds, 10% to high yield and emerging market bonds, 5% to convertible bonds and 6% targeted to diversified strategies, which primarily have exposures to global government, corporate and inflation-linked bonds, as well as some exposures to global stocks and commodities. Assets expected to provide higher returns than the interest rate sensitive assets include broadly diversified equity investments with approximately 15% targeted to U.S. stocks, 12% to developed market non-U.S. stocks and 3% to emerging market stocks. Approximately 12% is allocated to other private markets investments including funds primarily invested in private equity, debt and hedge funds. Real estate investments are targeted at 5% of plan assets. At the beginning of 2012, our expected annual long-term rate of return on pension assets is assumed to be 7.5%.

        Post-Retirement Benefit Plan:    Our investment objective for the post-retirement benefit plan assets is to achieve an attractive risk-adjusted return and minimize the risk of large losses over the expected life of the assets. Investment risk is managed by broadly diversifying assets across numerous strategies with differing expected returns, volatilities and correlations. Our investment strategy is designed to be consistent with the investment objective, with particular focus on providing liquidity for the reimbursement of our occupational post-retirement health care costs. The post-retirement benefit plan

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

assets have target allocations of 35% to equities and 65% to non-equity investments. Specific target allocations within these broad categories are allowed to vary to provide liquidity in order to meet reimbursement requirements. Equity investments are broadly diversified with exposure to publicly traded U.S., non-U.S. and emerging market stocks and private equity. While no new private equity investments have been made in recent years, the percent allocation to existing private equity investments is expected to increase in the near term as liquid, publicly traded stocks are drawn down for the reimbursement of health care costs. The 65% non-equity allocation includes investment grade bonds, high yield bonds, convertible bonds, emerging market debt, real estate, hedge funds, private debt and diversified strategies. At the beginning of 2012, our expected annual long-term rate of return on post-retirement benefit plan assets is assumed to be 7.5%.

        Permitted investments:    Plan assets are managed consistent with the restrictions set forth by the Employee Retirement Income Security Act of 1974, as amended, which requires diversification of assets and also generally prohibits defined benefit and welfare plans from investing more than 10% of their assets in securities issued by the sponsor company. As of December 31, 2011, the pension and post-retirement benefit plans did not directly own any shares of CenturyLink's common stock or debt, or any of our debt.

        Derivative instruments:    Derivative instruments are used to reduce risk as well as provide return. The pension and post-retirement benefit plans use exchange traded futures to gain exposure to equity and Treasury markets consistent with target asset allocations. Interest rate swaps are used in the pension plan to reduce risk relative to measurement of the benefit obligation, which is sensitive to interest rate changes. Foreign exchange forward contracts and total return swaps are used primarily to manage currency exposures. Credit default swaps are used to manage credit risk exposures in a cost effective and targeted manner relative to transacting with physical corporate fixed income securities. Options are currently used to manage interest rate exposure taking into account the implied volatility and current pricing of the specific underlying market instrument. Some derivative instruments subject the plans to counterparty risk. We closely monitor counterparty exposure and mitigate this risk by diversifying the exposure among multiple high credit quality counterparties, requiring collateral and limiting exposure by periodically settling contracts.

        The gross notional exposure of the derivative instruments directly held by the plans is shown below. The notional amount of the derivatives corresponds to market exposure but does not represent an actual cash investment.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

Gross Notional Exposure

	Pension Plan		Post-Retirement Benefit Plans
	Successor	Predecessor	Successor	Predecessor
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(Dollars in millions)
Derivative instrument:
Exchange-traded U.S. equity futures	$535	382	12	13
Exchange-traded non-U.S. equity futures	4	36	—	12
Exchange-traded Treasury futures	1,512	1,333	19	48
Interest rate swaps	435	432	—	—
Total return swaps	110	110	51	20
Foreign exchange forwards	379	399	23	45

        Fair Value Measurements:    Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the FASB. For additional information on the fair value hierarchy, see Note 13—Fair Value Disclosure.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

        The tables below presents the fair value of plan assets by category and the input levels used to determine those fair values as of the successor date of December 31, 2011. It is important to note that the asset allocations do not include market exposures that are gained with derivatives.

	Fair Value of Pension Plan Assets
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds(a)	$694	756	—	1450
High yield bonds(b)	—	530	78	608
Emerging market bonds(c)	—	189	—	189
Convertible bonds(d)	—	335	—	335
Diversified strategies(e)	—	489	—	489
U.S. stocks(f)	224	85	—	309
Non-U.S. stocks(g)	697	42	—	739
Emerging market stocks(h)	65	136	—	201
Private equity(i)	—	—	791	791
Private debt(j)	—	—	448	448
Market neutral hedge funds(k)	—	620	188	808
Directional hedge funds(k)	—	268	28	296
Real estate(l)	—	48	334	382
Derivatives(m)	12	(5)	—	7
Cash equivalents and short-term investments(n)	13	1,118	—	1,131

Total investments	$1,705	4,611	1,867	8,183

Dividends and interest receivable				21
Pending trades receivable				388
Accrued expenses				(8)
Pending trades payable				(540)

Total pension plan assets				$8,044

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

	Fair Value of Post-Retirement Plan Assets
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds(a)	$12	95	—	107
High yield bonds(b)	—	61	—	61
Emerging market bonds(c)	—	33	—	33
Convertible bonds(d)	—	30	—	30
Diversified strategies(e)	—	62	—	62
U.S. stocks(f)	64	—	—	64
Non-U.S. stocks(g)	58	2	—	60
Emerging market stocks(h)	—	17	—	17
Private equity(i)	—	—	60	60
Private debt(j)	—	—	8	8
Market neutral hedge funds(k)	—	67	—	67
Directional hedge funds(k)	—	20	—	20
Real estate(l)	—	19	26	45
Cash equivalents and short-term investments(n)	1	20	—	21

Total investments	$135	426	94	655

Dividends and interest receivable				3
Pending trades receivable				23
Accrued expenses				(15)
Pending trades payable				(23)

Total post-retirement plan assets				$643

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

        The tables below presents the fair value of plan assets by category and the input levels used to determine those fair values as of the predecessor date of December 31, 2010. It is important to note that the asset allocations do not include market exposures that are gained with derivatives.

	Fair Value of Pension Plan Assets
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds(a)	$453	804	—	1,257
High yield bonds(b)	—	520	114	634
Emerging market bonds(c)	—	191	—	191
Convertible bonds(d)	—	355	—	355
Diversified strategies(e)	—	444	—	444
U.S. stocks(f)	400	44	—	444
Non-U.S. stocks(g)	701	120	—	821
Emerging market stocks(h)	78	161	—	239
Private equity(i)	—	—	831	831
Private debt(j)	—	—	530	530
Market neutral hedge funds(k)	—	635	102	737
Directional hedge funds(k)	—	230	29	259
Real estate(l)	—	35	288	323
Derivatives(m)	8	(2)	—	6
Cash equivalents and short-term investments(n)	57	452	—	509
Securities lending collateral(o)	—	241	—	241

Total investments	1,697	4,230	1,894	7,821
Securities lending obligation(o)	—	(241)	—	(241)

Total investments, net of securities lending obligation	$1,697	3,989	1,894	7,580

Dividends and interest receivable				20
Pending trades receivable				83
Accrued expenses				(10)
Pending trades payable				(13)

Total pension plan assets				$7,660

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

	Fair Value of Post-Retirement Plan Assets
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds(a)	$10	153	—	163
High yield bonds(b)	—	123	—	123
Emerging market bonds(c)	—	38	—	38
Convertible bonds(d)	—	33	—	33
Diversified strategies(e)	—	6	—	6
U.S. stocks(f)	77	—	—	77
Non-U.S. stocks(g)	40	30	—	70
Emerging market stocks(h)	—	30	—	30
Private equity(i)	—	—	77	77
Private debt(j)	—	—	11	11
Market neutral hedge funds(k)	—	70	—	70
Directional hedge funds(k)	—	20	—	20
Real estate(l)	—	18	25	43
Derivatives(m)	—	1	—	1
Cash equivalents and short-term investments(n)	2	19	—	21
Securities lending collateral(o)	—	31	—	31

Total investments	129	572	113	814
Securities lending obligation(o)	—	(31)	—	(31)

Total investments, net of securities lending obligation	$129	$541	$113	783

Dividends and interest receivable				2
Pending trades receivable				17
Accrued expenses				(1)

Total post-retirement plan assets				$801

        The plans' assets are invested in various asset categories utilizing multiple strategies and investment managers. For several of the investments in the tables above and discussed below, the plans own units in commingled funds and limited partnerships that invest in various types of assets. Interests in commingled funds are valued using the net asset value ("NAV") per unit of each fund. The NAV reported by the fund manager is based on the market value of the underlying investments owned by each fund, minus its liabilities, divided by the number of shares outstanding. Commingled funds held by the plans that can be redeemed at NAV within a year of the financial statement date are generally classified as Level 2. Investments in limited partnerships represent long-term commitments with a fixed maturity date, typically ten years. Valuation inputs for these limited partnership interests are generally based on assumptions and other information not observable in the market and are classified as Level 3 investments. The assumptions and valuation methodologies of the pricing vendors, account managers, fund managers and partnerships are monitored and evaluated for reasonableness. Below is an overview of the asset categories, the underlying strategies and valuation inputs used to value the assets in the preceding tables:

        (a)   Investment grade bonds represent investments in fixed income securities as well as commingled bond funds with characteristics similar to the Barclays Capital U.S. Aggregate Bond Index. This index

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

is comprised of U.S. Treasury securities, agencies, corporate bonds, mortgage-backed securities, asset-backed securities and commercial mortgage-backed securities. Treasury securities are valued at the bid price reported in the active market in which the security is traded and are classified as Level 1. The valuation inputs of other investment grade bonds primarily utilize observable market information and are based on a spread to U.S. Treasury securities and consider yields available on comparable securities of issuers with similar credit ratings. The primary observable inputs include references to the new issue market for similar securities, the secondary trading markets and dealer quotes. Option adjusted spread models are utilized to evaluate securities such as asset backed securities that have early redemption features. These securities are classified as Level 2. The commingled funds are valued at NAV based on the market value of the underlying fixed income securities using the same valuation inputs described above. The commingled funds can be redeemed at NAV within a year of the financial statement date and are classified as Level 2.

        (b)   High yield bonds represent investments in below investment grade fixed income securities as well as commingled high yield bond funds. The valuation inputs for the securities primarily utilize observable market information and are based on a spread to U.S. Treasury securities and consider yields available on comparable securities of issuers with similar credit ratings. These securities are classified as Level 2. The commingled funds are valued at NAV based on the market value of the underlying high yield instruments using the same valuation inputs described above. Commingled funds that can be redeemed at NAV within a year of the financial statement date are classified as Level 2. Commingled funds that cannot be redeemed at NAV or that cannot be redeemed at NAV within a year of the financial statement date are classified as Level 3.

        (c)   Emerging market bonds represent investments in securities issued by governments and other entities located in developing countries as well as commingled emerging market bond funds. The valuation inputs for the securities utilize observable market information and are primarily based on dealer quotes or a spread relative to the local government bonds. These securities are classified as Level 2. The commingled funds are valued at NAV based on the market value of the underlying emerging market bonds using the same valuation inputs described above. The commingled funds can be redeemed at NAV within a year of the financial statement date and are classified as Level 2.

        (d)   Convertible bonds primarily represent investments in corporate debt securities that have features that allow the debt to be converted into equity securities under certain circumstances. The valuation inputs for the individual convertible bonds primarily utilize observable market information including a spread to U.S. Treasuries and the value and volatility of the underlying equity security. Convertible bonds are classified as Level 2.

        (e)   Diversified strategies represent an investment in a commingled fund that primarily have exposures to global government, corporate and inflation linked bonds, global stocks and commodities. The commingled fund is valued at NAV based on the market value of the underlying investments. The valuation inputs utilize observable market information including published prices for exchange traded securities, bid prices for government bonds, and spreads and yields available for comparable fixed income securities with similar credit ratings. This fund can be redeemed at NAV within a year of the financial statement date and is classified as Level 2.

        (f)    U.S. stocks represent investments in stocks of U.S. based companies as well as commingled U.S. stock funds. The valuation inputs for U.S. stocks are based on the last published price reported on the major stock market on which the securities are traded and are classified as Level 1. The

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

commingled funds are valued at NAV based on the market value of the underlying investments using the same valuation inputs described above. These commingled funds can be redeemed at NAV within a year of the financial statement date and are classified as Level 2.

        (g)   Non-U.S. stocks represent investments in stocks of companies based in developed countries outside the U.S. as well as commingled funds. The valuation inputs for non-U.S. stocks are based on the last published price reported on the major stock market on which the securities are traded and are classified as Level 1. The commingled funds are valued at NAV based on the market value of the underlying investments using the same valuation inputs described above. These commingled funds can be redeemed at NAV within a year of the financial statement date and are classified as Level 2.

        (h)   Emerging market stocks represent investments in a registered mutual fund and commingled funds comprised of stocks of companies located in developing markets. Registered mutual funds are valued at the last published price reported on the major market on which the mutual funds are traded and are classified as Level 1. The commingled funds are valued at NAV based on the market value of the underlying investments using the same valuation inputs described previously for individual stocks. These commingled funds can be redeemed at NAV within a year of the financial statement date and are classified as Level 2.

        (i)    Private equity represents non-public investments in domestic and foreign buy out and venture capital funds. Private equity funds are structured as limited partnerships and are valued according to the valuation policy of each partnership, subject to prevailing accounting and other regulatory guidelines. The partnerships use valuation methodologies that give consideration to a range of factors, including but not limited to the price at which investments were acquired, the nature of the investments, market conditions, trading values on comparable public securities, current and projected operating performance, and financing transactions subsequent to the acquisition of the investments. These valuation methodologies involve a significant degree of judgment. Private equity investments are classified as Level 3.

        (j)    Private debt represents non-public investments in distressed or mezzanine debt funds. Mezzanine debt instruments are debt instruments that are subordinated to other debt issues and may include embedded equity instruments such as warrants. Private debt funds are structured as limited partnerships and are valued according to the valuation policy of each partnership, subject to prevailing accounting and other regulatory guidelines. The valuation of underlying fund investments are based on factors including the issuer's current and projected credit worthiness, the security's terms, reference to the securities of comparable companies, and other market factors. These valuation methodologies involve a significant degree of judgment. Private debt investments are classified as Level 3.

        (k)   Market neutral hedge funds hold investments in a diversified mix of instruments that are intended in combination to exhibit low correlations to market fluctuations. These investments are typically combined with futures to achieve uncorrelated excess returns over various markets. Directional hedge funds—This asset category represents investments that may exhibit somewhat higher correlations to market fluctuations than the market neutral hedge funds. Investments in hedge funds include both direct investments and investments in diversified funds of funds. Hedge Funds are valued at NAV based on the market value of the underlying investments which include publicly traded equity and fixed income securities and privately negotiated debt securities. The hedge funds are valued by third party administrators using the same valuation inputs previously described. Hedge funds that can be redeemed at NAV within a year of the financial statement date are classified as Level 2. Hedge fund investments

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

that cannot be redeemed at NAV or that cannot be redeemed at NAV within a year of the financial statement date are classified as Level 3.

        (l)    Real estate represents investments in commingled funds and limited partnerships that invest in a diversified portfolio of real estate properties. These investments are valued at NAV according to the valuation policy of each fund or partnership, subject to prevailing accounting and other regulatory guidelines. The valuation inputs of the underlying properties are generally based on third-party appraisals that use comparable sales or a projection of future cash flows to determine fair value. Real estate investments that can be redeemed at NAV within a year of the financial statement date are classified as Level 2. Real estate investments that cannot be redeemed at NAV or that cannot be redeemed at NAV within a year of the financial statement date are classified as Level 3.

        (m)  Derivatives include the market value of exchange traded futures contracts which are classified as Level 1, as well as privately negotiated over-the-counter swaps that are valued based on the change in interest rates or a specific market index and classified as Level 2. The market values represent gains or losses that occur due to fluctuations in interest rates, foreign currency exchange rates, security prices, or other factors.

        (n)   Cash equivalents and short-term investments represent investments that are used in conjunction with derivatives positions or are used to provide liquidity for the payment of benefits or other purposes. U.S. Treasury Bills are valued at the bid price reported in the active market in which the security is traded and are classified as Level 1. The valuation inputs of other securities are based on a spread to U.S. Treasury Bills, the Federal Funds Rate, or London Interbank Offered Rate and consider yields available on comparable securities of issuers with similar credit ratings and are classified as Level 2. The commingled funds are valued at NAV based on the market value of the underlying investments using the same valuation inputs described above. These commingled funds can be redeemed at NAV within a year of the financial statement date and are classified as Level 2.

        (o)   Securities lending obligation and collateral represent securities lending transactions whereby the plan's lending agent lends stock and bond investments of the plan to other third-party investment firms in exchange for collateral. The stock and bond securities are generally loaned for a period of less than one month and can be recalled on a day's notice. Under the terms of its securities lending agreement, the plan typically requires collateral of a value in excess of the fair value of the loaned investments. Collateral received is then invested in certain collective investment vehicles maintained by the lending agent. Upon the maturity of the agreement, the borrower must return the same, or substantially the same, investments that were borrowed and the plan returns the collateral. The value of the obligation is a fixed amount based on the collateral received and is classified as Level 2. The collateral received is invested in collective investment vehicles that are comprised of short-term investment grade bonds and cash equivalents, the valuations of which are described above, and is classified as Level 2.

        Concentrations of Risk:    Investments, in general, are exposed to various risks, such as significant world events, interest rate, credit, foreign currency and overall market volatility risk. These risks are managed by broadly diversifying assets across numerous asset classes and strategies with differing expected returns, volatilities and correlations. Risk is also broadly diversified across numerous market sectors and individual companies. Financial instruments that potentially subject the plans to concentrations of counterparty risk consist principally of investment contracts with high quality financial institutions. These investment contracts are typically collateralized obligations and/or are actively

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

managed, limiting the amount of counterparty exposure to any one financial institution. Although the investments are well diversified, the value of plan assets could change materially depending upon the overall market volatility, which could affect the funded status of the plans.

        The table below presents a rollforward of the pension plan assets valued using Level 3 inputs:

	Pension Plan Assets Valued Using Level 3 Inputs
	High Yield Bonds	Private Equity	Private Debt	Market Neutral Hedge Fund	Directional Hedge Funds	Real Estate	Total
	(Dollars in millions)
Balance at December 31, 2009 (Predecessor)	$126	741	524	58	4	294	1,747
Net transfers	—	—	—	—	—	(32)	(32)
Net (dispositions) acquisitions	(24)	(40)	(35)	41	25	6	(27)
Actual return on plan assets:
Realized (losses) gains relating to assets sold during the year	(3)	146	25	—	—	23	191
Unrealized gains (losses) relating to assets still held at year-end	15	(16)	16	3	—	(3)	15

Balance at December 31, 2010 (Predecessor)	114	831	530	102	29	288	1,894

Net transfers	—	—	—	—	—	—	—

Net (dispositions) acquisitions	(5)	(20)	(32)	80	—	22	45

Actual return on plan assets:
Realized (losses) gains relating to assets sold during the period	(2)	62	(1)	—	—	4	63

Unrealized gains (losses) relating to assets still held at period-end	9	13	4	3	3	15	47

Balance at March 31, 2011 (Predecessor)	116	886	501	185	32	329	2,049

Balance at April 1, 2011 (Successor)	116	886	501	185	32	329	2,049
Net transfers	—	—	—	—	—	—	—
Net (dispositions) acquisitions	(21)	(90)	(60)	—	(2)	(1)	(174)
Actual return on plan assets:
Realized (losses) gains relating to assets sold during the period	(12)	197	15	3	(1)	9	211
Unrealized gains (losses) relating to assets still held at period-end	(5)	(202)	(8)	—	(1)	(3)	(219)

Balance at December 31, 2011 (Successor)	$78	791	448	188	28	334	1,867

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

        The table below presents a rollforward of the post-retirement benefits plan assets valued using Level 3 inputs:

	Post-Retirement Benefit Plan Assets Valued Using Level 3 Inputs
	Private Equity	Private Debt	Real Estate	Total
	(Dollars in millions)
Balance at December 31, 2009 (Predecessor)	$85	12	44	141
Net transfers	—	—	(17)	(17)
Net dispositions	(15)	(1)	(5)	(21)
Actual return on plan assets:
Realized gains relating to assets sold during the year	21	—	1	22
Unrealized (losses) gains relating to assets still held at year-end	(14)	—	2	(12)

Balance at December 31, 2010 (Predecessor)	77	11	25	113
Net dispositions	(3)	—	(1)	(4)
Actual return on plan assets:
Realized gains (losses) relating to assets sold during the period	8	—	1	9
Unrealized losses relating to assets still held at period-end	(6)	(1)	(1)	(8)
Balance at March 31, 2011 (Predecessor)	76	10	24	110

Balance at April 1, 2011 (Successor)	76	10	24	110
Net dispositions	(21)	(2)	—	(23)
Actual return on plan assets:
Realized gains (losses) relating to assets sold during the period	33	1	—	34
Unrealized losses relating to assets still held at period-end	(28)	(1)	2	(27)

Balance at December 31, 2011 (Successor)	$60	8	26	94

        Certain gains and losses are allocated between assets sold during the year and assets still held at year-end based on transactions and changes in valuations that occurred during the year. These allocations also impact our calculation of net acquisitions and dispositions.

        The investment program produced actual gains on pension and post-retirement plan assets of $443 million for the successor nine months ended December 31, 2011 and $294 million for the predecessor three months ended March 31, 2011 as compared to the expected returns of $454 million for the successor nine months ended December 31, 2011 and $146 million for the predecessor three months ended March 31, 2011 for a difference of $11 million for the successor nine months ended December 31, 2011 and $148 million for the predecessor three months ended March 31, 2011. As of the predecessor date of December 31, 2010, the investment program produced actual gains on pension and post-retirement plan assets of $1.218 billion as compared to the expected returns of $617 million for a difference of $601 million. The short-term annual returns on plan assets will almost always be different from the expected long-term returns and the plans could experience net gains or losses, due primarily to the volatility occurring in the financial markets during any given year.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

Unfunded Status

        The following table presents the unfunded status of the pension, non-qualified pension and post-retirement benefit plans:

	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Benefit obligation	$(8,671)	(8,245)	(23)	(31)	(3,349)	(3,323)
Fair value of plan assets	8,044	7,660	—	—	643	801

Unfunded status	$(627)	(585)	(23)	(31)	(2,706)	(2,522)

Current portion of unfunded status	$—	—	(4)	(4)	(155)	(155)
Non-current portion of unfunded status	(627)	(585)	(19)	(27)	(2,551)	(2,367)

        The current portion of our non-qualified pension and post-retirement benefit obligations is recorded on our consolidated balance sheets in accrued expenses and other current liabilities-salaries and benefits. The non-current portion of our pension, non-qualified pension and post-retirement obligations is recorded on our consolidated balance sheets in benefit plan obligations-net. Also included in accrued expenses and other current liabilities are obligations for the current portion of post-employment perquisites, post-employment disability insurance and workers compensation benefit obligations. These amounts totaled $16 million and $15 million as of the successor date of December 31, 2011 and the predecessor date of December 31, 2010, respectively. Also included in benefit plan obligations-net are obligations for the non-current portion of our executive life insurance plans, post-employment perquisites, post-employment disability insurance and workers compensation benefit obligations. These amounts totaled $143 million and $109 million as of the successor date of December 31, 2011 and the predecessor date of December 31, 2010, respectively.

Accumulated Other Comprehensive (Loss) Income—Recognition and Deferrals

        The following tables present cumulative items not recognized as a component of net periodic benefits expense, items recognized as a component of net periodic benefits expense, additional items deferred during 2011 and cumulative items not recognized as a component of net periodic benefits

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

expense. The items not recognized as a component of net periodic benefits expense have been recorded on our consolidated balance sheets in accumulated other comprehensive loss:

	Predecessor
	December 31, 2010	Recognition of Net Periodic Benefits Expense	Deferrals	Net Change in AOCI	Three Months Ended March 31, 2011
	(Dollars in millions)
Accumulated other comprehensive (loss) income:
Pension plan:
Net actuarial (loss) gain	$(1,695)	30	—	30	(1,665)
Prior service benefit (cost)	163	(5)	—	(5)	158
Deferred income tax benefit (expense)	676	(7)	—	(7)	669

Total pension plan	(856)	18	—	18	(838)

Non-qualified pension plan:
Net actuarial (loss) gain	(8)	—	—	—	(8)
Prior service benefit (cost)	1	(1)	—	(1)	—

Total non-qualified pension plan	(7)	(1)	—	(1)	(8)

Post-retirement benefit plans:
Net actuarial (loss) gain	(544)	10	—	10	(534)
Prior service benefit (cost)	890	(26)	—	(26)	864
Deferred income tax benefit (expense)	158	6	—	6	164

Total post-retirement benefit plans	504	(10)	—	(10)	494

Total accumulated other comprehensive (loss) income	$(359))	7	—	7	(352)

	Successor
	April 1, 2011	Recognition of Net Periodic Benefits Expense	Deferrals	Net Change in AOCI	Nine Months Ended December 31, 2011
	(Dollars in millions)
Accumulated other comprehensive income (loss):
Pension plan:
Net actuarial (loss) gain	$—	—	(533)	(533)	(533)
Deferred income tax benefit (expense)	—	—	205	205	205

Total pension plan	—	—	(328)	(328)	(328)

Non-qualified pension plan:
Net actuarial gain (loss)	—	1	(3)	(2)	(2)
Deferred income tax benefit (expense)	—	—	1	1	1

Total non-qualified pension plan	—	1	(2)	(2)	(2)

Post-retirement benefit plans:
Net actuarial (loss) gain	—	—	(163)	(163)	(163)
Prior service (cost) benefit	—	—	(27)	(27)	(27)
Deferred income tax benefit (expense)	—	—	73	73	73

Total post-retirement benefit plans	—	—	(117)	(117)	(117)

Total accumulated other comprehensive income (loss)	$—	1	(447)	(446)	(446)

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

        The following table presents estimated items to be recognized in 2012 as a component of net periodic benefit expense of the pension, non-qualified pension and post-retirement benefit plans:

	Pension Plan	Non-Qualified Pension Plan	Post- Retirement Benefit Plans
	(Dollars in millions)
Estimated recognition of net periodic benefit expense in 2012:
Prior service benefit (cost)	$—	—	1

Estimated net periodic benefit expense to be recorded in 2012 as a component of other comprehensive income (loss)	$—	—	1

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

Other Benefit Plans

  Health Care and Life Insurance

        We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our active health care benefit expenses were $179 million, $61 million, $238 million and $248 million for the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor years ended December 31, 2010 and 2009, respectively. Represented employee benefits are based on negotiated collective bargaining agreements. Employees are required to partially fund the health care benefits provided by us, in addition to paying their own out-of-pocket costs. Participating non-represented employees contributed $31 million, $9 million, $40 million and $38 million for the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor years ended December 31, 2010 and 2009, respectively. Participating union-represented employees contributed $9 million, $2 million, $11 million and $10 million for the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor years ended December 31, 2010 and 2009, respectively. Our group life insurance plan is fully insured and the premiums are paid by us.

  401(k) Plan

        We sponsor a qualified defined contribution benefit plan covering substantially all of our employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of employee contributions in cash. As of the successor date of December 31, 2011, the assets of the plan included approximately 6 million shares of our parent's, CenturyLink, common stock. As of the predecessor date of December 31, 2010, the assets of the plan

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

included approximately 42 million shares of Qwest Communications International Inc. common stock. In both years, our 401k plan included common stock as a result of the combination of our employer match and participant directed contributions. We recognized $39 million, $14 million, $56 million and $59 million in expense related to this plan for the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor years ended December 31, 2010 and 2009, respectively.

  Deferred Compensation Plans

        We sponsor a non-qualified unfunded deferred compensation plan for various groups of our current and former highly compensated employees. Participants in these plans may, at their discretion, invest their deferred compensation in various investment choices including CenturyLink's common stock. The value of the assets and liabilities related to this plan is not significant.

(9) Stock-Based Compensation

        During the predecessor year ended December 31, 2010, our employees participated in an Equity Incentive Plan ("EIP") and Employee Stock Purchase Plan ("ESPP"). Due to CenturyLink's acquisition of us and the purchasing of our outstanding stock, we no longer offer these plans.

Stock-Based Compensation Expense

        Stock-based compensation expenses were included in cost of services and products, and selling, general, and administrative expenses in our consolidated statements of operations. During our predecessor years, we recognized compensation expense relating to awards granted to our employees under the EIP using the straight-line method over the applicable vesting periods. We also recognized compensation expense when our employees purchased our common stock under the ESPP for the difference between the employees' purchase price and the fair value of our stock.

        For the successor nine months ended December 31, 2011, we were allocated a stock based compensation expense of $20 million from our parent company, CenturyLink. For the predecessor three months ended March 31, 2011 and the predecessor years ended December 31, 2010, and 2009, our total stock-based compensation expense was approximately $4 million, $123 million, and $49 million, respectively. We also recognized an income tax benefit of $8 million, $2 million, $31 million, and $19 million associated with our stock compensation expense during the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor years ended December 31, 2010, and 2009, respectively.

        On December 21, 2010, we accelerated the vesting of certain restricted stock and performance share awards issued under its Equity Incentive Plan in order to preserve certain economic benefits to its stockholders that otherwise would have been lost in connection with CenturyLink's acquisition of us. Accordingly, an additional $63 million of stock compensation expense was recorded in the predecessor fourth quarter 2010 as a result of the acceleration.

        Due to CenturyLink's acquisition of us, we now record stock based compensation expense that is allocated to us from CenturyLink, which is included in operating expenses-affiliates in our consolidated statements of operations. Based on many factors that affect the allocation, the amount of stock-based

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Stock-Based Compensation (Continued)

compensation expense recorded at CenturyLink and ultimately allocated to us may fluctuate. We cash settle the stock-based compensation expense allocated to us from CenturyLink.

(10) Products and Services Revenues

        We are an integrated communications company engaged primarily in providing an array of communications services in 14 states, including local and long-distance, network access, broadband, data, managed hosting and video services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. We categorize our products and services into the following four categories:

  •
  Strategic services, which include primarily private line (including special access), broadband, multi protocol line switching ("MPLS") (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), hosting, video (including DIRECTV), voice over Internet Protocol ("VoIP") and Verizon Wireless services;

  •
  Legacy services, which include primarily local, long-distance, integrated services digital network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations);

  •
  Data integration, consist of telecommunications equipment we sell that is located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers; and

  •
  Affiliates and other services, which consist primarily of USF surcharges and services we provide to our affiliates. We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates: computer system development and support services; network support and technical services.

        Since the April 1, 2011 closing of CenturyLink's acquisition of us, our operations are integrated into and are reported as part of the segments of CenturyLink. CenturyLink's chief operating decision maker ("CODM") has become our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we now have one reportable segment and we have reclassified our prior period results to conform to our current view.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Products and Services Revenues (Continued)

        Our operating revenues for our products and services consisted of the following categories:

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in millions)
Strategic services	$3,615	1,201	4,637	4,396
Legacy services	3,891	1,397	5,974	6,816
Data integration	402	123	606	561
Qwest-branded wireless services(1)	—	—	—	112
Affiliates and other services	419	125	513	426

Total operating revenues	$8,327	2,846	11,730	12,311

(1)
We stopped selling Qwest-branded wireless services on October 31, 2009.

        We do not have any single customer that provides more than 10% of our total revenue. Substantially all of our revenue comes from customers located in the United States.

        The table below presents the aggregate USF surcharges recognized on a gross basis:

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in millions)
Taxes and surcharges included in operating revenues and expenses	279	96	385	357

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Related Party Transactions

        We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates, computer system and development support services, network support and technical services.

        Below are details of the services we provided to our affiliates:

  •
  Telecommunications services.  Data, Internet and voice services in support of our affiliates service offerings.

  •
  Computer system and development support services.  Information technology services primarily include the labor cost of developing, testing and implementing the system changes necessary to support order entry, provisioning, billing, network and financial systems, as well as the cost of improving, maintaining and operating our operations support systems and shared internal communications networks.

  •
  Network support and technical services.  Network support and technical services relate to forecasting demand volumes and developing plans around network utilization and optimization, developing and implementing plans for overall product development, provisioning and customer care.

        We charge our affiliates for services based on market price or fully distributed cost ("FDC"). We charge our affiliates market price for services that we also provide to external customers, while other services that we provide only to our affiliates are priced by applying an FDC methodology. FDC rates include salaries and wages, payroll taxes, employee benefits, miscellaneous expenses, and charges for the use of our buildings, computing and software assets. Whenever possible, costs are directly assigned to our affiliates for the services they use. If costs cannot be directly assigned, they are allocated among all affiliates based upon cost causative measures; or if no cost causative measure is available, these costs are allocated based on a general allocator. We believe these cost allocation methodologies are reasonable. From time to time, we adjust the basis for allocating the costs of a shared service among affiliates. Such changes in allocation methodologies are generally billed prospectively.

        We also purchase services from our affiliates including telecommunication services, insurance, flight services and other support services such as legal, regulatory, finance and accounting, tax, human resources and executive support. Our affiliates charge us for these services based on market price or FDC.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Income Taxes

Income Tax Expense

        The components of the income tax expense from continuing operations are as follows:

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in millions)
Income tax expense:
Current tax provision (benefit):
Federal	$2	(1)	(14)	10
State and local	2	1	11	2

Total current tax (benefit) provision	4	—	(3)	12

Deferred tax provision:
Federal	24	120	470	187
State and local	4	26	38	42

Total deferred tax expense	28	146	508	229

Income tax expense	$32	146	505	241

        For the successor nine months ended December 31, 2011 and the predecessor three months ended March 31, 2011, we increased the total valuation allowance by $7 million and $1 million, respectively. For the predecessor year ended December 31, 2010, we increased the total valuation allowance by $7 million. For the predecessor years ended December 31, 2009, we decreased the total valuation allowance by $2 million. These amounts are included in the deferred tax provision. Immaterial amounts relate to a change in the beginning of year valuation allowance for both predecessor years ended December 31, 2010, and 2009.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Income Taxes (Continued)

        The effective income tax rate for continuing operations differs from the statutory tax rate as follows:

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(in percent)
Effective income tax rate:
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes—net of federal effect and tax expense (benefit) of income (loss) not recognized	5.3	4.8	9.0	3.3
Medicare subsidy, including effect of 2010 Health Care Legislation	(1.5)	—	22.8	(1.6)
Loss on embedded option in convertible debt	—	—	37.0	—
Excess compensation	—	—	4.3	0.2
Merger-related costs	—	—	1.7	—
Uncertain tax position changes	(1.1)	0.2	—	(10.0)
Disallowed meals and entertainment	4.2	0.2	0.5	0.3
Foreign tax expense	2.5	—	—	—
Other	3.7	0.5	1.2	0.1
Adjustments related to prior periods	—	—	(0.6)	(0.4)
Changes in valuation allowance	15.3	0.1	1.3	(0.2)

Effective income tax rate	63.4%	40.8%	112.2%	26.7%

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Income Taxes (Continued)

Deferred Tax Assets and Liabilities

        The components of the deferred tax assets and liabilities are as follows:

	Successor	Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Deferred tax assets and liabilities:
Deferred tax assets:
Net operating loss carryforwards	$2,437	2,029
Post-retirement and pension benefit costs	1,314	1,256
Deferred loss subject to amortization	264	282
Debt related differences	262	—
Restructuring charge	53	68
Other employee benefits	94	91
Other	504	364

Gross deferred tax assets	4,928	4,090
Valuation allowance on deferred tax assets	(239)	(139)

Net deferred tax assets	4,689	3,951

Deferred tax liabilities:
Property, plant and equipment and intangible assets	(1,543)	(1,802)
Intangibles	(3,031)	(141)
Deferred Revenue	(146)	(30)
Other	(66)	(58)

Total deferred tax liabilities	(4,786)	(2,031)

Net deferred tax (liability) assets	$(97)	1,920

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Income Taxes (Continued)

        We file combined income tax returns in many states, and these combined returns remain open for adjustments to our federal income tax returns. In addition, certain combined state income tax returns we have filed since 1996 are still open for state specific adjustments.

        A reconciliation of the unrecognized tax benefits:

	Unrecognized Tax Benefits
	Successor	Predecessor
	2011	2010

	(Dollars in millions)
Balance at January 1	$203	282
Additions for current year tax positions	—	10
Additions for prior year tax positions	3	—
Reductions for prior year tax positions	(1)	(15)
Settlements	(141)	(74)
Reductions related to expirations of statute of limitations	—	—

Balance at December 31	$64	203

        In 2010, we withdrew our claims associated with the treatment of universal services fund receipts resulting in a $141 million settlement decrease in our unrecognized tax benefits. Due to our NOL carryforward, the settlement of the position resulted in a reduction of our unrecognized tax benefits but no cash payment was required. As of December 31, 2011, approximately $64 million of the unrecognized tax benefits could affect our income tax provision and effective income tax rate.

        Effective on April 1, 2011 in conjunction with CenturyLink's acquisition of us, we changed our accounting policy to recognize interest expense and penalties related to income taxes as income tax expense. Prior to April 1, 2011, interest expense and penalties related to income taxes are included in the other—net line of our consolidated statements of operations. For the successor nine months ended December 31, 2011 and the predecessor three months ended March 31, 2011, we recognized $1 million and $1 million, respectively. For the predecessor year ended December 31, 2010, we recognized $4 million of interest benefit related to uncertain tax positions and for the predecessor year ended December 31, 2009, we recognized $2 million for interest expense related to uncertain tax positions. As of the successor date of December 31, 2011 and predecessor date of December 31, 2010, we had recorded liabilities for interest related to uncertain tax positions in the amounts of $8 million and $5 million, respectively. We made no accrual for penalties related to income tax positions.

Other Income Tax Information

        As of December 31, 2011, we had NOLs of $6.3 billion. If unused, the NOLs will expire between 2015 and 2031; however, no significant amounts expire until 2020. We have alternative minimum tax credits of $25 million as of December 31, 2011 which do not expire. We had unamortized investment tax credits of $1 million and $40 million as of December 31, 2011 and 2010, respectively, which are included in other long-term liabilities on our consolidated balance sheets. These investment tax credits are amortized over the lives of the related assets. As of December 31, 2011 and 2010, we also have $72 million and $73 million ($47 million and $47 million, net of federal income tax) of state investment tax credit carryforwards that will expire between 2012 and 2024, if not utilized.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Income Taxes (Continued)

        Income tax expense for the predecessor year ended December 31, 2010 compared to 2009 increased by $113 million as a result of the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Among other things, these laws will disallow federal income tax deductions for retiree prescription drug benefits to the extent we receive reimbursements for those benefits under the Medicare Part D program. Although this tax increase does not take effect until 2013, under accounting principles generally accepted in the U.S. we recognize the full accounting impact in the period in which the laws are enacted.

        In the predecessor year ended December 31, 2010, we increased our state tax rate based on a review of our state apportionment factors and the current tax rate of the states where we conduct business. This change resulted in a $4 million state deferred tax benefit, net of federal effect.

        In the predecessor year ended December 31, 2009, we reduced our state tax rate based on a review of our state apportionment factors and the current tax rate of the states where we conduct business. This change resulted in a $9 million state deferred tax expense, net of federal effect.

        Effective on April 1, 2011 in conjunction with CenturyLink's acquisition of us, our tax payments and receipts for combined or consolidated returns will be paid to or received from CenturyLink. We will continue to make some tax payments directly to certain tax jurisdictions where we file separate income tax returns. We did not make or receive any tax payments to CenturyLink during 2011 but, we received refunds of approximately $13 million and $1 million for the nine months ended December 31, 2011 and the three months ended March 31, 2011, respectively primarily associated with periods prior to April 1, 2011. In 2010, we paid $25 million for income taxes. In 2009, we paid $48 million for income taxes, of which $10 million was for interest.

Valuation Allowance

        From 2001 through 2005, we reported a significant cumulative loss and generated substantial NOLs for income tax purposes, and we maintained a valuation allowance against the majority of our net deferred tax assets at that time because we could not sustain a conclusion that it was more likely than not that we would realize the NOLs and other deferred tax assets.

        We establish valuation allowances necessary to reduce the deferred tax assets to amounts we expect to realize. At December 31, 2011 and 2010, a valuation allowance of $239 million and $139 million, respectively, was established because as it is more likely than not that this amount of net operating loss carryforwards or other deferred tax assets will not be realized.

        We recognized a $93 million increase in the valuation allowance as a result of acquisition accounting. The allowance was primarily related to state credit carryforwards recognized in acquisition accounting. Previously, the state credit carryforwards were not recognized due to the deferral method of accounting for investment tax credits.

(13) Fair Value Disclosure

        Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts receivable—affiliates, short-term affiliate loans, accounts payable, accounts payable—affiliates and long-term debt, excluding capital lease obligations. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts receivable—affiliates, short-term affiliate loans, accounts payable and accounts payable—affiliates approximate their fair values.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Fair Value Disclosure (Continued)

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

        The following table presents the carrying amounts and estimated fair values of our investment securities, which are reported in noncurrent other assets, and long-term debt, excluding capital lease obligations, as well as the input levels used to determine the fair values:

		Successor		Predecessor
		December 31, 2011		December 31, 2010
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Assets—Investment securities	3	$—	—	92	92
Liabilities—Long-term debt excluding capital lease obligations	2	11,925	12,052	11,569	12,480

        During the second quarter of 2011, the rights to our auction rate securities were assigned to CenturyLink. Upon assignment, the fair value of those securities was $79 million. We did not recognize a gain or loss on this assignment.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Fair Value Disclosure (Continued)

        The table below presents a rollforward of our auction rate securities valued using Level 3 inputs:

Auction Rate Securities
(Dollars in millions)
Balance at January 1, 2010	$95
Dispositions and settlements	—
Included in other comprehensive income (expense)	(3)

Balance at December 31, 2010 (Predecessor)	92
Dispositions and settlements	—
Included in other comprehensive income (expense)	1

Balance at March 31, 2011 (Predecessor)	$93

Fair value adjustment	(14)

Balance at April 1, 2011 (Successor)	79

Assignments to CenturyLink	(79)

Balance at December 31, 2011 (Successor)	$—

        For the assets and liabilities measured at fair value on our acquisition date, we employed a variety of methods to determine these fair values, including quoted market price, observable market values of comparable assets, current replacement costs and discounted cash flow analysis. The factors that most significantly impact our estimate of fair value included forecasted cash flows and a market participant discount rate. The applicable market participant discount rate is impacted by the market risk free rate of return and risk premium associated with a group of peer telecommunication companies which have been deemed to be market participants for determining the fair value. The discount rates used in our valuations ranged from 7.5% of 9.5% depending upon the asset or liability valued and relative risk associated with the cash flows.

(14) Stockholder's Equity (Deficit)

Common Stock

        On April 1, 2011, we became a wholly owned subsidiary of CenturyLink. Each outstanding share of our common stock immediately prior to the acquisition converted into the right to receive 0.1664 shares of CenturyLink common stock, with cash paid in lieu of fractional shares. We had 1.792 billion shares issued and 1.764 billion shares outstanding as of the predecessor date of December 31, 2010.

        As of the successor date of December 31, 2011, we have one thousand shares of common stock ($0.01 par value) issued and outstanding, which are owned by CenturyLink.

Preferred Stock

        As of the successor date of December 31, 2011, we have no preferred shares of stock as compared to the predecessor date of December 31, 2010, where we had 200 million shares of preferred stock authorized but no shares issued or outstanding.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Stockholder's Equity (Deficit) (Continued)

Treasury Stock

  Deferred Compensation—Rabbi Trusts

        Rabbi trusts were established for two of our four deferred compensation plans. As of the successor date of December 31, 2011, the rabbi trusts were dissolved and there was no treasury stock held in the rabbi trust. As of predecessor date of December 31, 2010 and 2009, the rabbi trusts held approximately 22,000 and 44,000 shares, respectively of our common stock with a cost of approximately $1 million and $2 million for December 31, 2010 and 2009, respectively. Shares of our common stock held by the rabbi trusts were accounted for as treasury stock, but were considered outstanding for legal purposes.

Forfeitures of Vested Restricted Stock and Performance Shares

        Under our predecessor period Equity Incentive Plan and equity award agreements, we automatically withheld a portion of vesting restricted stock and common stock underlying vesting performance shares to cover the withholding taxes due upon vesting. As a result of these withholdings, we acquired approximately 18,779,000 and 2,329,000 shares of treasury stock during the predecessor years of 2010 and 2009, respectively.

Dividends

        CenturyLink's Board of Directors, declared the following cash and non-cash dividends during the successor nine months ended December 31, 2011:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
June 2011	June 2011	—	$28	June 2011
July 2011(1)	July 2011	—	$42	July and December 2011
September 30, 2011(2)	September 30, 2011	—	$500	$300 paid September 30, 2011

(1)
These were non-cash transactions whereby we transferred assets via dividends to our parent company, CenturyLink.

(2)
This cash dividend was paid to our parent company CenturyLink.

        For the periods prior to CenturyLink's acquisition of us on April 1, 2011, our Board of Directors declared the following cash dividends payable in 2011 and 2010:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
January 24, 2011	February 18, 2011	$0.08	$141	February 25, 2011
October 20, 2010	December 3, 2010	$0.08	$139	December 17, 2010
August 18, 2010	September 10, 2010	$0.08	$139	September 24, 2010
April 14, 2010	May 21, 2010	$0.08	$139	June 11, 2010
December 16, 2009	February 19, 2010	$0.08	$138	March 12, 2010

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Quarterly Financial Data (Unaudited)

	Quarterly Financial Data
	Predecessor	Successor
2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Nine Months Total
	(Dollars in millions)
Operating revenues	$2,846	2,769	2,765	2,793	8,327
Operating income	579	138	223	182	543
Income tax expense (benefit)	146	—	33	(1)	32
Net income (loss)	211	(13)	32	—	19

	Quarterly Financial Data
	Predecessor
2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions)
Operating revenues	$2,966	2,930	2,935	2,899	11,730
Operating income	568	509	497	427	2,001
Income tax expense	209	108	108	80	505
Net income (loss)	38	158	(90)	(161)	(55)

Second Quarter 2011

        We recognized $127 million of certain expenses associated with activities related to CenturyLink's acquisition of us during the successor three months ended June 30, 2011. These expenses were comprised primarily of severance of $99 million, retention bonuses of $14 million, share-based compensation of $11 million and system integration consulting of $1 million.

Fourth Quarter 2010

        Net loss for the fourth quarter of 2010 was affected by a $267 million loss on our embedded option in our convertible debt as well as an increase in stock-based compensation expense of $63 million due to the accelerated vesting of certain restricted stock and performance share awards issued under our Equity Incentive Plan in order to preserve certain economic benefits to our stockholders that otherwise would have been lost in connection with CenturyLink's acquisition of us.

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

First Quarter 2010

        Income tax expense for the first quarter of 2010 increased by $113 million as a result of the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Among other things, these laws disallow, beginning in 2013,

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Quarterly Financial Data (Unaudited) (Continued)

federal income tax deductions for retiree prescription drug benefits to the extent we receive reimbursements for those benefits under the Medicare Part D program.

(16) Commitments and Contingencies

        CenturyLink is involved in several legal proceedings to which we are not a party that, if resolved against CenturyLink, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to any of these matters, we have not accrued any liabilities for these matters.

        In this section, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent.

        We have established accrued liabilities for the matters described below where losses are deemed probable and reasonably estimable.

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

KPNQwest Litigation/Investigation

        On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which we were a major shareholder) filed a lawsuit in district court in Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. We and Koninklijke KPN N.V. ("KPN") are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with us. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $5.4 billion based on the exchange rate on December 31, 2011), plus statutory interest. Two lawsuits asserting similar claims were previously filed against Qwest and others in federal courts in New Jersey in 2004 and Colorado in 2009; those courts dismissed the lawsuits without prejudice on the grounds that the claims should not be litigated in the United States.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against us, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with us. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $284 million based on the exchange rate on December 31, 2011).

        We have note accrued for the above matters as it is premature to determine whether an accrual is warranted and, if so, a reasonable estimate of probably liability. We will continue to defend against the pending KPNQwest litigation matters vigorously.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Commitments and Contingencies (Continued)

Other Matters

        Several putative class actions relating to the installation of fiber-optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in various courts in Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois (where there is a federal and a state court case), Indiana, Iowa, Kansas, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah, Virginia, and Washington. For the most part, the complaints challenge our right to install our fiber-optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our fiber-optic cable in the right-of-way without the Plaintiffs' consent. Most of the actions purport to be brought on behalf of state-wide classes in the named Plaintiffs' respective states, although two of the currently pending actions purport to be brought on behalf of multi-state classes. Specifically, the Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin, and the Indiana state court action purports to be on behalf of a national class of landowners. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On September 10, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. On December 9, 2009, the court issued a revised ruling that, among other things, denied a motion for approval as moot and dismissed the matter for lack of subject matter jurisdiction. The parties are now engaged in negotiating and finalizing settlements on a state-by-state basis, and have filed and received final approval of settlements in Alabama and Illinois federal court, and in Tennessee state court. Final approval also has been granted in federal court actions in Idaho and North Dakota, to which Qwest is not a party. We have accrued an amount that we believe is probable for these matters; however, the amount is not material to our financial statements.

Capital Leases

        We lease certain facilities and equipment under various capital lease arrangements. Depreciation of assets under capital leases is included in depreciation and amortization expense. Payments on capital leases are included in repayments of long-term debt, including current maturities in the consolidated statements of cash flows.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Commitments and Contingencies (Continued)

        The table below summarizes our capital lease activity:

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011
			Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in millions)
Assets acquired through capital leases	$8	28	202	107
Depreciation expense	73	20	51	29
Cash payments towards capital leases	59	18	45	32

	Successor	Predecessor
	December 31, 2011	December 31, 2010
Assets included in property, plant and equipment	$401	474
Accumulated depreciation	75	131

        The future minimum payments under capital leases as of December 31, 2011 are included in our consolidated balance sheet as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
2012	$93
2013	87
2014	72
2015	42
2016	7
2017 and thereafter	29

Total minimum payments	330
Less: amount representing interest and executory costs	(51)

Present value of minimum payments	279
Less: current portion	(76)

Long-term portion	$203

  Operating Leases

        We lease various equipment, office facilities, retail outlets, switching facilities and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Commitments and Contingencies (Continued)

that are reasonably assured. For the successor nine months ended December 31, 2011, our gross rental expense was $195 million and was $80 million, $322 million and $331 million for the predecessor three months ended March 31, 2011, the predecessor years ended December 31, 2010 and 2009, respectively. We also received sublease rental income for the same periods of $17 million, $6 million, $25 million, and $28 million, respectively.

        The future minimum payments under operating leases as of December 31, 2011 are as follows:

Future Minimum Payments
(Dollars in millions)
Operating leases:
2012	$174
2013	150
2014	133
2015	109
2016	87
2017 and thereafter	604

Total future minimum payments(1)	$1,257

(1)
Minimum payments have not been reduced by minimum sublease rentals of $119 million due in the future under non-cancelable subleases.

Purchase Obligations

        We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $448 million as of December 31, 2011. Of this amount, we expect to purchase $89 million in 2012, $120 million in 2013 through 2014, $94 million in 2015 through 2016 and $145 million in 2017 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed.

(17) Other Financial Information

Other Current Assets

	Successor	Predecessor
	December 31, 2011	December 31, 2010
	(Dollars in millions)
Prepaid expenses	$185	198
Other	77	162

Total other current assets	$262	360

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Labor Union Contracts

        We are a party to collective bargaining agreements with our labor unions, the Communications Workers of America and the International Brotherhood of Electrical Workers. We believe that relations with our employees continue to be generally good. Our current four-year collective bargaining agreements expire on October 6, 2012. As of the successor date of December 31, 2011, employees covered under these collective bargaining agreements totaled approximately 13,000, or 48% of all our employees.

(19) Financial Statements of Guarantors

        QCII and two of its subsidiaries, QCF and QSC, guarantee the payment of certain of each other's registered debt securities. As of the successor date of December 31, 2011, each series of QCII's outstanding notes totaling approximately $2.7 billion in aggregate principal amount is guaranteed on a senior unsecured basis by QCF and QSC (the "QCII Guaranteed Notes"). These notes are guaranteed through their respective maturity dates, the latest of which is in April 2018. In addition, each series of QCF's outstanding notes totaling approximately $1 billion in aggregate principal amount is guaranteed on a senior unsecured basis by QCII (the "QCF Guaranteed Notes"). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2031. The guarantees described above are full and unconditional and joint and several. A significant amount of QCII's and QSC's income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries.

        The following information sets forth our condensed consolidating statements of operations, balance sheets and statements of cash flows for the periods indicated. The information for QCII is presented on a stand-alone basis, information for QSC and QCF is presented on a combined basis and information for all of our other non-guarantor subsidiaries is presented on a combined basis. Each entity's investments in its subsidiaries, if any, are presented under the equity method. The consolidating statements of operations and balance sheets include the effects of consolidating adjustments to our subsidiaries' tax provisions and the related income tax assets and liabilities in the QSC and QCII results. Both QSC and QCF are 100% owned by QCII and QCF is a finance subsidiary of QCII. Other than as already described in this note, the accounting principles used to determine the amounts reported in this note are the same as those used in our consolidated financial statements.

        CenturyLink periodically restructures the internal capital structure of its subsidiaries, including QCII and its subsidiaries, based on the needs of its business.

Allocations among Affiliates

        We allocate the costs of shared services among our affiliates. These services include marketing and advertising, information technology, product and technical services as well as general support services. The allocation of these costs is based on estimated market values or fully distributed cost ("FDC"). Most of our affiliate services are priced by applying an FDC methodology. FDC rates are determined using salary rates, which include payroll taxes, employee benefits, facilities and overhead costs. Whenever possible, costs are directly assigned to the affiliate that uses the service. If costs cannot be directly assigned, they are allocated among all affiliates based on cost usage measures; or if no cost usage measure is available, these costs are allocated based on a general allocator. From time to time,

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Financial Statements of Guarantors (Continued)

we adjust the basis for allocating the costs of a shared service among our affiliates. Such changes in allocation methodologies are generally billed prospectively.

        Under our tax allocation policy, we treat our subsidiaries as if they were separate taxpayers. The policy requires that each subsidiary pay its tax liabilities in cash based on that subsidiary's separate return taxable income. To the extent a subsidiary has taxable losses, the subsidiary does not pay any amount and therefore retains the benefit of the losses. Subsidiaries are also included in the combined state tax returns we file and the same payment and allocation policy applies.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011

SUCCESSOR

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES:
Operating revenues	$—	—	8,276	—	8,276
Operating revenues—affiliates	—	20	76	(45)	51

Total operating revenues	—	20	8,352	(45)	8,327

OPERATING EXPENSES:
Cost of services and products (exclusive of depreciation and amortization)	—	—	3,523	—	3,523
Selling, general and administrative	13	20	1,708	—	1,741
Operating expenses—affiliates	—	—	171	(45)	126
Depreciation and amortization	61	—	2,333	—	2,394

Total operating expenses	74	20	7,735	(45)	7,784

OPERATING (LOSS) INCOME	(74)	—	617	—	543
OTHER INCOME (EXPENSE)
Interest expense	(131)	(53)	(302)	—	(486)
Interest expense—affiliates	(12)	(68)	1	79	—
Interest income—affiliates	—	79	—	(79)	—
Loss on early retirement of debt	—	—	(8)	—	(8)
Income (loss) from equity investments in subsidiaries	223	(79)	—	(144)	—
Other income (expense)	1	3	(2)	—	2

Total other income (expense)	81	(118)	(311)	(144)	(492)

INCOME (LOSS) BEFORE INCOME TAX (BENEFIT) EXPENSE	7	(118)	306	(144)	51
Income tax (benefit) expense	(12)	(335)	379	—	32

NET INCOME (LOSS)	$19	217	(73)	(144)	19

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

PREDECESSOR

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES:
Operating revenues	$—	—	2,846	—	2,846
Operating revenues—affiliates	—	2	9	(11)	—

Total operating revenues	—	2	2,855	(11)	2,846

OPERATING EXPENSES:
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,178	—	1,178
Selling, general and administrative	3	2	551	—	556
Operating expenses—affiliates	—	—	11	(11)	—
Depreciation and amortization	—	—	533	—	533

Total operating expenses	3	2	2,273	(11)	2,267

OPERATING INCOME	(3)	—	582	—	579
OTHER INCOME (EXPENSE)
Interest expense	(56)	(19)	(152)	—	(227)
Interest expense—affiliates	(1)	(26)	(1)	28	—
Interest income—affiliates	—	28	—	(28)	—
Income from equity investments in subsidiaries	272	226	—	(498)	—
Other income (expense)	—	(1)	6	—	5

Total other income (expense)	215	208	(147)	(498)	(222)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	212	208	435	(498)	357
Income tax expense (benefit)	1	(64)	209	—	146

NET INCOME	$211	272	226	(498)	211

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

PREDECESSOR

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES:
Operating revenues	$—	—	11,730	—	11,730
Operating revenues—affiliates	—	(1)	24	(23)	—

Total operating revenues	—	(1)	11,754	(23)	11,730

OPERATING EXPENSES:
Cost of services and products (exclusive of depreciation and amortization)	—	—	5,011	—	5,011
Selling, general and administrative	75	(2)	2,445	—	2,518
Operating expenses—affiliates	—	—	23	(23)	—
Depreciation and amortization	—	—	2,200	—	2,200

Total operating expenses	75	(2)	9,679	(23)	9,729

OPERATING INCOME	(75)	1	2,075	—	2,001
OTHER INCOME (EXPENSE)
Interest expense	(318)	(101)	(620)	—	(1,039)
Interest expense—affiliates	(1)	(292)	—	293	—
Interest income—affiliates	—	293	—	(293)	—
Loss on early retirement of debt	(5)	(40)	—	—	(45)
Loss on embedded option in convertible debt	(475)	—	—	—	(475)
Income from equity investments in subsidiaries	755	602	—	(1,357)	—
Other income (expense)	—	8	—	—	8

Total other income (expense)	(44)	470	(620)	(1,357)	(1,551)

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(119)	471	1,455	(1,357)	450
Income tax (benefit) expense	(64)	(284)	853	—	505

NET (LOSS) INCOME	$(55)	755	602	(1,357)	(55)

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

PREDECESSOR

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES:
Operating revenues	$—	—	12,311	—	12,311
Operating revenues—affiliates	—	(3)	17	(14)	—

Total operating revenues	—	(3)	12,328	(14)	12,311

OPERATING EXPENSES:
Cost of services and products (exclusive of depreciation and amortization)	—	—	5,423	—	5,423
Selling, general and administrative	43	(3)	2,562	—	2,602
Operating expenses—affiliates	—	—	14	(14)	—
Depreciation and amortization	—	—	2,311	—	2,311

Total operating expenses	43	(3)	10,310	(14)	10,336

OPERATING INCOME	(43)	—	2,018	—	1,975
OTHER INCOME (EXPENSE)
Interest expense	(269)	(185)	(635)	—	(1,089)
Interest expense—affiliates	(14)	(363)	(296)	673	—
Interest income—affiliates	—	672	1	(673)	—
Income from equity investments in subsidiaries	910	327	—	(1,237)	—
Other income (expense)	3	15	(1)	—	17

Total other income (expense)	630	466	(931)	(1,237)	(1,072)

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	587	466	1,087	(1,237)	903
Income tax (benefit) expense	(75)	(454)	770	—	241

NET INCOME	$662	920	317	(1,237)	662

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2011

SUCCESSOR

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	40	8	—	48
Accounts receivable, less allowance	15	2	1,187	—	1,204
Accounts receivable—affiliates, net	211	336	36	(583)	—
Short-term affiliate loans	184	1,694	400	(1,536)	742
Deferred income taxes, net	—	439	127	—	566
Other	—	19	256	(13)	262

Total current assets	410	2,530	2,014	(2,132)	2,822
Net property, plant and equipment	—	—	9,486	—	9,486
Goodwill	—	—	10,106	—	10,106
Customer relationships, net	—	—	6,855	—	6,855
Other intangible assets, net	127	—	1,460	—	1,587
Investments in subsidiaries	14,856	13,729	—	(28,585)	—
Deferred income taxes, net	1,102	1,390	10	(2,502)	—
Prepaid pension, post-retirement and other post-employment benefits—affiliate	2,851	76	955	(3,882)	—
Other	36	7	321	—	364

TOTAL ASSETS	$19,382	17,732	31,207	(37,101)	31,220

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	117	—	117
Current debt—affiliates	122	1,413	—	(1,535)	—
Accounts payable	4	19	949	—	972
Accounts payable—affiliates	360	5	23	(31)	357
Dividends payable—affiliates	200	—	310	(310)	200
Accrued expenses and other liabilities	272	31	705	(1)	1,007
Accrued expenses and other—affiliates	1	62	192	(255)	—
Advance billings and customers deposits	—	—	407	—	407

Total current liabilities	959	1,530	2,703	(2,132)	3,060

LONG-TERM DEBT	2,767	1,009	8,403	—	12,179

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	—	—	110	—	110
Benefit plan obligations, net	3,198	—	—	—	3,198
Pension, post-retirement and other post-employment benefits obligations and other—affiliates	1,031	344	2,507	(3,882)	—
Deferred income taxes	—	—	3,165	(2,502)	663
Other	150	31	553	—	734

Total deferred credits and other liabilities	4,379	375	6,335	(6,384)	4,705
Stockholder's equity	11,276	14,818	13,767	(28,585)	11,276

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$19,381	17,732	31,208	(37,101)	31,220

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2010

PREDECESSOR

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	148	224	—	372
Accounts receivable, less allowance	16	22	1,226	—	1,264
Accounts receivable—affiliates, net	296	277	154	(727)	—
Short-term affiliate loans	—	1,568	110	(1,678)	—
Deferred income taxes, net	—	36	208	(10)	234
Other	9	26	353	(28)	360

Total current assets	321	2,077	2,275	(2,443)	2,230
Net property, plant and equipment	—	—	11,857	—	11,857
Other intangible assets, net	50	—	888	—	938
Investments in subsidiaries	1,355	429	—	(1,784)	—
Deferred income taxes, net	840	2,045	139	(1,338)	1,686
Prepaid pension, post-retirement and other post-employment benefits—affiliate	2,848	71	914	(3,833)	—
Other	75	45	389	—	509

TOTAL ASSETS	$5,489	4,667	16,462	(9,398)	17,220

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	179	910	—	1,089
Current debt—affiliates	118	1,560	—	(1,678)	—
Accounts payable	8	4	1,021	—	1,033
Accounts payable—affiliates	26	20	186	(232)	—
Accrued expenses and other liabilities	296	58	842	(7)	1,189
Accrued expenses and other—affiliates	—	175	320	(495)	—
Deferred income taxes, net	10	—	—	(10)	—
Advance billings and customers deposits	—	—	572	(21)	551

Total current liabilities	458	1,996	3,851	(2,443)	3,862

LONG-TERM DEBT	2,598	978	7,282	—	10,858

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	—	—	459	—	459
Benefit plan obligations, net	2,979	—	—	—	2,979
Pension, post-retirement and other post-employment benefits obligations and other—affiliates	985	356	2,492	(3,833)	—
Deferred income taxes	—	11	1,327	(1,338)	—
Other	124	2	591	—	717

Total deferred credits and other liabilities	4,088	369	4,869	(5,171)	4,155
Stockholder's (deficit) equity	(1,655)	1,324	460	(1,784)	(1,655)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$5,489	4,667	16,462	(9,398)	17,220

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED DECEMBER 31, 2011

SUCCESSOR

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(171)	316	2,007	—	2,152
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	—	—	(1,207)	—	(1,207)
Cash infusion to subsidiaries	—	(555)	—	555	—
Changes in short-term affiliate loans	(184)	(277)	(240)	38	(663)
Dividends received from subsidiaries	770	990	—	(1,760)	—
Other, net	—	—	2	—	2

Net cash provided by (used in) investing activities	586	158	(1,445)	(1,167)	(1,868)

FINANCING ACTIVITIES
Payments of long-term debt	—	—	(2,402)	—	(2,402)
Net (repayments of) proceeds from short-term affiliate debt	(115)	153	—	(38)	—
Net proceeds from issuance of long-term debt	—	—	2,126	—	2,126
Cash infusion from parent	—	—	555	(555)	—
Dividends paid to parent	(300)	(770)	(990)	1,760	(300)
Early retirement of debt costs	—	—	(66)	—	(66)
Other	—	—	(18)	—	(18)

Net cash used in financing activities	(415)	(617)	(795)	1,167	(660)

Net (decrease) increase in cash and cash equivalents	—	(143)	(233)	—	(376)
Cash and cash equivalents at beginning of period	—	183	241	—	424

Cash and cash equivalents at end of the period	$—	40	8	—	48

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2011

PREDECESSOR

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash provided by (used in) operating activities	$7	(62)	828	4	777
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	—	—	(410)	—	(410)
Changes in interest in investments managed by QSC	—	(3)	3	—	—
Cash infusion to subsidiaries	—	(191)	—	191	—
Changes in short-term affiliates loans	—	180	1	(181)	—
Dividends received from subsidiaries	—	590	—	(590)	—
Other, net	—	—	2	—	2

Net cash provided by (used in) investing activities	—	576	(404)	(580)	(408)

FINANCING ACTIVITIES
Payments of long-term debt	—	(179)	(24)	—	(203)
Net proceeds from (repayments of) short-term affiliate debt	119	(300)	—	181	—
Dividends paid	(141)	—	—	—	(141)
Net proceeds from issuance of common stock	14	—	—	—	14
Cash infusion from parent	—	—	191	(191)	—
Dividends paid to parent	—	—	(590)	590	—
Other, net	1	—	16	(4)	13

Net cash used in financing activities	(7)	(479)	(407)	576	(317)

Net increase in cash and cash equivalents	—	35	17	—	52
Cash and cash equivalents at beginning of period	—	148	224	—	372

Cash and cash equivalents at end of the period	$—	183	241	—	424

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

PREDECESSOR

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(358)	514	3,106	105	3,367
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	—	—	(1,488)	—	(1,488)
Proceeds from sales or maturities of investment securities	—	943	—	—	943
Purchase of investment securities	—	(944)	—	—	(944)
Changes in interest in investments managed by QSC	10	7	(17)	—	—
Cash infusion to subsidiaries	—	(577)	—	577	—
Changes in short-term affiliate loans	—	3,254	3	(3,257)	—
Dividends received from subsidiaries	2,320	2,611	—	(4,931)	—
Other, net	—	—	1	—	1

Net cash provided by (used in) investing activities	2,330	5,294	(1,501)	(7,611)	(1,488)

FINANCING ACTIVITIES
Payments of long-term debt	(1,790)	(1,025)	(564)	—	(3,379)
Net proceeds from issuance of long-term debt	775	—	—	—	775
Net proceeds from (repayments of) short-term affiliate debt	5	(3,262)	—	3,257	—
Dividends Paid	(555)	—	—	—	(555)
Net proceeds from issuance of common stock	67	—	—	—	67
Purchase of treasury stock	(136)	—	—	—	(136)
Cash infusion from parent	—	—	577	(577)	—
Dividends paid to parent	—	(2,320)	(2,611)	4,931	—
Settlement of embedded option in convertible debt	(640)	—	—	—	(640)
Early retirement of debt costs	(1)	(40)	—	—	(41)
Other, net	109	—	(8)	(105)	(4)

Net cash used in financing activities	(2,166)	(6,647)	(2,606)	7,506	(3,913)

Net (decrease) increase in cash and cash equivalents	(194)	(839)	(1,001)	—	(2,034)
Cash and cash equivalents at beginning of period	194	987	1,225	—	2,406

Cash and cash equivalents at end of period	$—	148	224	—	372

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

PREDECESSOR

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(242)	1,024	2,479	46	3,307
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	—	—	(1,409)	—	(1,409)
Proceeds from sales or maturities of investment securities	—	18	—	—	18
Purchase of investment securities	—	—	—	—	—
Changes in interest in investments managed by QSC	(10)	1	9	—	—
Cash infusion to subsidiaries	—	(1,076)	—	1,076	—
Changes in short-term affiliate loans	—	101	4	(105)	—
Dividends received from subsidiaries	640	2,000	—	(2,640)	—
Other, net	—	—	(15)	—	(15)

Net cash provided by (used in) investing activities	630	1,044	(1,411)	(1,669)	(1,406)

FINANCING ACTIVITIES
Payments of long-term debt	(230)	(562)	(35)	—	(827)
Net proceeds from issuance of long-term debt	532	—	738	—	1,270
Net repayments of short-term affiliate debt	(32)	(185)	112	105	—
Dividends Paid	(551)	—	—	—	(551)
Net proceeds from issuance of common stock	57	—	—	—	57
Purchase of treasury stock	(3)	—	—	—	(3)
Cash infusion from parent	—	—	1,076	(1,076)	—
Dividends paid to parent	—	(640)	(2,000)	2,640	—
Other, net	33	(1)	8	(46)	(6)

Net cash used in financing activities	(194)	(1,388)	(101)	1,623	(60)

Net increase in cash and cash equivalents	194	680	967	—	1,841
Cash and cash equivalents at beginning of period	—	307	258	—	565

Cash and cash equivalents at end of period	$194	987	1,225	—	2,406

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

        CenturyLink's Chief Executive Officer, Glen F. Post, III, and Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at December 31, 2011. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.

        CenturyLink has extended oversight and monitoring processes that support our internal control over financial reporting to include our acquired operations. Except for these extensions, we did not make any changes to our internal control over financial reporting during 2011 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        We have omitted this information pursuant to General Instruction I (2).

ITEM 11.    EXECUTIVE COMPENSATION

        We have omitted this information pursuant to General Instruction I (2).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        We have omitted this information pursuant to General Instruction I (2).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        We have omitted this information pursuant to General Instruction I (2).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

        The Audit Committee of CenturyLink's Board of Directors is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. Under the Audit Committee's charter, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. The approval may be given as part of the Audit Committee's approval of the scope of the engagement of our independent registered public accounting firm or on an individual basis. The pre-approval of non-audit services may be delegated to one or more of the Audit Committee's members, but the decision must be reported to the full Audit Committee. Our independent registered public accounting firm may not be retained to perform the non-audit services specified in Section 10A (g) of the Exchange Act.

Fees Paid to the Independent Registered Public Accounting Firm

        We first engaged KPMG LLP to be our independent registered public accounting firm in May 2002. The aggregate fees billed to us for the years ended December 31, 2011 and 2010 for professional accounting services, including KPMG's audit of our annual consolidated financial statements, are set forth in the table below.

	Year Ended December 31, 2011	Year Ended December 31, 2010
	(Dollars in thousands)
Audit fees	$4,500	3,614
Audit-related fees	204	1,189
Tax fees	46	59

Total fees	$4,750	4,862

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

  Audit-related fees—These are fees billed for assurance and related services that were performed in the year shown and that are traditionally performed by our independent registered public accounting firm. More specifically, these services include: international statutory audits; regulatory filings; the audit of certain of our subsidiaries' annual financial statements; employee benefit plan audits (including audits of employee benefit plans and trust funds where the fees are paid by the plan or trust fund instead of by us); due diligence services related to mergers, acquisitions and dispositions; internal control reviews; attestation services that are not required by statute or regulation (including attestation services relating to employee benefit trust funds where the fees are paid by the trust instead of by us); and audits of the financial statements of certain of our subsidiaries required in connection with acquisitions or dispositions of those subsidiaries. Audit-related fees for each year shown include amounts that have been billed to us through the date of this filing.

        The Audit Committee approved in advance all of the services performed by KPMG described above.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as part of this report:

		Page
(1)	Report of Independent Registered Public Accounting Firm	52
	Financial Statements covered by the Report of Independent Registered Public Accounting Firm:
	Consolidated Statements of Operations for the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor years ended December 31, 2010 and 2009	53
	Consolidated Statements of Comprehensive (Loss) Income for the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor years ended December 31, 2010 and 2009	54
	Consolidated Balance Sheets as of the successor date of December 31, 2011 and the predecessor date of December 31, 2010	55
	Consolidated Statements of Cash Flows for the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor years ended December 31, 2010 and 2009	56
	Consolidated Statements of Stockholder's Equity (Deficit) for the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor years ended December 31, 2010 and 2009	57
	Notes to the Consolidated Financial Statements	58

        (a)   (3) and (b) Exhibits required by Item 601 of Regulation S-K:

        Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
(2.1)	Agreement and Plan of Merger, dated April 21, 2010, by and among Qwest Communications International Inc., CenturyTel, Inc. and SB44 Acquisition Company (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on April 22, 2010, File No. 001-15577).
(3.1)
Amended and Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on April 5, 2011, File No. 001-15577).
(3.2)	Bylaws of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on April 5, 2011, File No. 001-15577).
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
(4.5)
Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc. and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as trustee (incorporated by reference to U S WEST's Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).
(4.6)
Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001 -3040).
(4.7)
First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc. and Bank One Trust Company, as trustee (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).
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
(4.27)
Fourth Supplemental Indenture, dated January 12, 2010, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on January 13, 2010, File No. 001-15577).
(4.28)
Seventh Supplemental Indenture, dated June 8, 2011, between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Form 8-A filed June 7, 2011, File No. 001-03040).
(4.29)
Eighth Supplemental Indenture, dated September 21, 2011, between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Form 8-A filed September 20, 2011, File No. 1-03040).
(4.30)
Ninth Supplemental Indenture, dated October 4, 2011, between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Current Report on Form 8-K filed on October 4, 2011, File No. 1-03040).
(10.1)
Registration Rights Agreement, dated September 17, 2009, among Qwest Communications International Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on September 21, 2009, File No. 001-15577).
(10.2)
Registration Rights Agreement, dated January 12, 2010, among Qwest Communications International Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on January 13, 2010, File No. 001-15577).
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Annual Report on Form 10-K of Qwest Communications International Inc. for the year ended December 31, 2011, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholder's Equity (Deficit) and (vi) the Notes to the Consolidated Financial Statements.

()
Previously filed.

*
Executive Compensation Plans and Arrangements.

        In accordance with Item 601(b) (4) (iii) (A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2012.

QWEST COMMUNICATIONS INTERNATIONAL INC., A DELAWARE CORPORATION
By:	/s/ DAVID D. COLE David D. Cole Senior Vice President—Controller and Operations Support (Chief Accounting Officer and Duly Authorized Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ GLEN F. POST, III Glen F. Post, III	Chief Executive Officer and President (Principal Executive Officer)
/s/ R. STEWART EWING, JR. R. Stewart Ewing, Jr.	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer)
/s/ STACEY W. GOFF Stacey W. Goff	Director