Form 10-Q
period 2012-03-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2012-05-15
CIK 1037949

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or
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

        On May 14, 2012, there were 1,000 shares of common stock outstanding.

*
All references to "Notes" in this quarterly report refer to these Notes to Consolidated Financial Statements.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor	Predecessor
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	2,725	2,846
Operating revenues—affiliates	114	—

Total operating revenues	2,839	2,846

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,175	1,178
Selling, general and administrative	484	556
Operating expenses—affiliates	149	—
Depreciation and amortization	741	533

Total operating expenses	2,549	2,267

OPERATING INCOME	290	579
OTHER INCOME (EXPENSE)
Interest expense	(174)	(227)
Other income	9	5

Total other income (expense)	(165)	(222)

INCOME BEFORE INCOME TAX EXPENSE	125	357
Income tax expense	48	146

NET INCOME	77	211

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Successor	Predecessor
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(Dollars in millions)
NET INCOME	$77	211

OTHER COMPREHENSIVE INCOME:
Defined benefit pension and post-retirement plans, net of $— and $4 tax	—	7

COMPREHENSIVE INCOME	$77	218

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Successor
	March 31, 2012	December 31, 2011
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$49	48
Accounts receivable, less allowance of $75 and $62	1,184	1,201
Advances to affiliates	—	742
Deferred income taxes, net	539	559
Other	327	265

Total current assets	2,099	2,815
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	10,898	10,679
Accumulated depreciation	(1,593)	(1,218)

Net property, plant and equipment	9,305	9,461
GOODWILL AND OTHER ASSETS
Goodwill	10,123	10,123
Customer relationships, net	6,545	6,788
Other intangible assets, net	1,507	1,587
Other	328	381

Total goodwill and other assets	18,503	18,879

TOTAL ASSETS	$29,907	31,155

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$488	117
Accounts payable	651	973
Accounts payable—affiliates, net	235	394
Dividends payable—CenturyLink, Inc.	200	200
Accrued expenses and other liabilities
Salaries and benefits	485	469
Income and other taxes	294	263
Interest	221	175
Other	157	104
Advance billings and customer deposits	411	400

Total current liabilities	3,142	3,095

LONG-TERM DEBT	10,932	12,179

DEFERRED CREDITS AND OTHER LIABILITIES
Benefit plan obligations, net	3,168	3,198
Deferred income taxes, net	674	630
Other	676	777

Total deferred credits and other liabilities	4,518	4,605

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDER'S EQUITY
Common stock—$0.01 par value, 1 shares authorized, issued and owned by CenturyLink	—	—
Additional paid-in capital	12,273	12,273
Accumulated other comprehensive loss	(446)	(446)
Accumulated deficit	(512)	(551)

Total stockholder's equity	11,315	11,276

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$29,907	31,155

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Successor	Predecessor
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$77	211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	741	533
Deferred income taxes	47	145
Provision for uncollectible accounts	25	19
Long-term debt (premium) discount amortization	(28)	6
Changes in current assets and current liabilities:
Accounts receivable	(9)	61
Accounts payable	(123)	(71)
Accounts receivable and payable—affiliates, net	(307)	—
Accrued income and other taxes	41	31
Other current assets and other current liabilities, net	70	(117)
Changes in other noncurrent assets and liabilities	(47)	(53)
Other, net	(10)	12

Net cash provided by operating activities	477	777

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(426)	(410)
Changes in advances to affiliates	742	—
Other, net	—	2

Net cash provided by (used in) investing activities	316	(408)

FINANCING ACTIVITIES
Payments of long-term debt	(840)	(203)
Dividends paid	—	(141)
Changes in advances from affiliates	48	—
Other, net	—	27

Net cash used in financing activities	(792)	(317)

Net increase in cash and cash equivalents	1	52
Cash and cash equivalents at beginning of period	48	372

Cash and cash equivalents at end of period	$49	424

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT) (UNAUDITED)

	Successor	Predecessor
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$—	18

Balance at end of period	—	18

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	12,273	42,285
Share-based compensation and other, net	—	18

Balance at end of period	12,273	42,303

TREASURY STOCK
Balance at beginning of period	—	(157)

Balance at end of period	—	(157)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(446)	(376)
Other comprehensive income	—	7

Balance at end of period	(446)	(369)

ACCUMULATED DEFICIT
Balance at beginning of period	(551)	(43,425)
Net income	77	211
Dividends declared	—	(141)
Dividends declared to CenturyLink, Inc.	(38)	—

Balance at end of period	(512)	(43,355)

TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	$11,315	(1,560)

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

        On April 1, 2011, we became a wholly owned subsidiary of CenturyLink, Inc. in a tax-free, stock-for-stock transaction. Although we have continued as a surviving corporation and legal entity since the acquisition, the accompanying consolidated statements of operations, comprehensive income, cash flows and stockholder's equity (deficit) are presented for two periods: predecessor and successor, which relate respectively to the period preceding the acquisition and the period succeeding the acquisition. On the date of the acquisition, April 1, 2011, our assets and liabilities were recognized at their fair value. This revaluation has been reflected in our financial statements and, therefore, has resulted in a new basis of accounting for the "successor period". This new basis of accounting means that our financial statements for the successor periods are not comparable to our previously reported financial statements, including the predecessor period financial statements in this report.

        Our consolidated balance sheet as of the successor date of December 31, 2011, which was derived from our audited financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, or SEC; however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The results of operations for the first three months of the year are not indicative of the results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

        The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

        We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services. We also purchase services from our affiliates including telecommunications services and marketing and employee-related support services. In the normal course of business, we transfer assets and liabilities to

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(1) Basis of Presentation (Continued)

and from CenturyLink and its affiliates based on carrying value. We have recognized $38 million of non-cash dividends associated with asset transfers to CenturyLink during the successor three months ended March 31, 2012.

        Effective January 1, 2012 in association with our transition of certain legacy systems to the historical systems of our parent, CenturyLink, we adopted the affiliate expense allocation methodology used by our parent. This methodology includes a greater amount of costs in the overhead allocation pool, resulting in both higher affiliate revenues and expenses for us. This change in methodology resulted in an immaterial impact to our net income for the three months ended March 31, 2012.

        During the first quarter of 2012, we reclassified certain operating expenses from our selling, general and administrative expenses to our cost of services and products (exclusive of depreciation and amortization) to better reflect our expenses related to providing services to our affiliates.

        During the first quarter of 2012, as we transitioned certain legacy systems to the historical systems of our parent, CenturyLink, CenturyLink changed certain cash management process under which we now operate. Therefore, we now present the balances related to these transactions on a net basis with our other affiliate transactions.

        Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain legacy systems to the historical systems of our parent, CenturyLink. This transition resulted in an estimated $15 million to $20 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if we had labor related to the same projects with our legacy systems and a corresponding estimated $15 million to $20 million decrease in operating expenses for the successor three months ended March 31, 2012. This change is expected to result in an estimated operating expense reduction of approximately $60 million to $80 million for the successor year ending December 31, 2012. The reduction in expenses described above, net of tax, increased net income approximately $9 million to $12 million for the successor three months ended March 31, 2012 and is expected to increase net income by approximately $36 million to $48 million for the successor year ending December 31, 2012.

        Effective January 1, 2012, we changed our estimates of the economic lives of certain telecommunications equipment. These changes resulted in a decrease to depreciation expense of approximately $23 million for the successor three months ended March 31, 2012 and are expected to result in decreased depreciation expense of approximately $92 million for the successor year ending December 31, 2012. This decrease in depreciation expense, net of tax, increased net income by approximately $15 million for the successor three months ended March 31, 2012 and is expected to increase net income by approximately $60 million of the successor year ending December 31, 2012.

(2) Acquisition by CenturyLink

        On April 1, 2011, we became a wholly owned subsidiary of CenturyLink. Each share of our common stock outstanding immediately prior to the acquisition converted into the right to receive 0.1664 shares of CenturyLink common stock, with cash paid in lieu of fractional shares. The aggregate consideration of $12.273 billion was based on:

  •
  the 294 million shares of CenturyLink common stock issued to consummate the acquisition;

  •
  the closing stock price of CenturyLink common stock at March 31, 2011 of $41.55;

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(2) Acquisition by CenturyLink (Continued)

  •
  the estimated net value of the pre-combination portion of share-based compensation awards assumed by CenturyLink of $52 million (excluding the value of restricted stock included in the number of issued shares specified above); and

  •
  cash paid in lieu of the issuance of fractional shares of $5 million.

        Since April 1, 2011, our results of operations have been included in the consolidated results of operations of CenturyLink. CenturyLink has accounted for its acquisition of us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on their acquisition date fair values. In the first quarter of 2012, we completed our valuation of the assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets.

        The aggregate consideration exceeded the aggregate estimated fair value of the assets acquired and liabilities assumed by $10.123 billion, which we have recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.

        The following is our assignment of the aggregate consideration:

April 1, 2011
(Dollars in millions)
Cash, accounts receivable and other current assets*	$2,121
Property, plant and equipment	9,529
Identifiable intangible assets:
Customer relationships	7,558
Capitalized software	1,702
Other	189
Other noncurrent assets	390
Current liabilities, excluding current maturities of long-term debt	(2,463)
Current maturities of long-term debt	(2,422)
Long-term debt	(10,253)
Deferred credits and other liabilities	(4,201)
Goodwill	10,123

Aggregate consideration	$12,273

*
Includes estimated fair value of $1.194 billion for accounts receivable which had gross contractual value of $1.274 billion on April 1, 2011. The $80 million difference between the gross contractual value and the estimated fair value assigned represents our best estimate as of April 1, 2011 of contractual cash flows that would not be collected.

        During the first quarter of 2012, we retrospectively adjusted our previously reported preliminary assignment of the aggregate Qwest consideration for changes to our original estimates of the fair value of certain items at the acquisition date. These changes are the result of additional information obtained since the filing of our Form 10-K for the year ended December 31, 2011. Identifiable intangible assets decreased due to a $67 million decrease in our customer relationships valuation. Property, plant and

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(2) Acquisition by CenturyLink (Continued)

equipment decreased by $25 million primarily from a revision to our valuation of our buildings. Deferred credits and other liabilities decreased by $100 million primarily from changes in tax liabilities and a revision to one of our lease valuations. Current liabilities, excluding current maturities of long-term debt, increased by $35 million due to an addition to our accounts payable-affiliates, net to account for the difference in tax rates between us and CenturyLink at the acquisition date. Goodwill increased by $17 million as an offset to the above mentioned changes. The depreciation and amortization expense impact of the adjustments to intangible assets and property, plant and equipment valuations did not result in a material change to previously reported amounts.

        We have recognized $26 million of expenses associated with activities related to CenturyLink's acquisition of us during the successor three months ended March 31, 2012. These expenses were comprised primarily of severance, retention bonuses, share-based compensation and system integration consulting. During the predecessor three months ended March 31, 2011, we recognized an immaterial amount of expenses associated with our activities related to the acquisition.

(3) Goodwill, Customer Relationships and Other Intangible Assets

        Our goodwill, customer relationships and other intangible assets consisted of the following:

	Successor
	March 31, 2012	December 31, 2011
	(Dollars in millions)
Goodwill	$10,123	10,123

Customer relationships, less accumulated amortization of $1,013 and $770	$6,545	6,788

Other intangible assets subject to amortization
Capitalized software, less accumulated amortization of $455 and $354	1,397	1,460
Tradenames and patents, less accumulated amortization of $79 and $62	110	127

Total other intangible assets, net	$1,507	1,587

        As of the successor date of March 31, 2012, the gross carrying amounts of goodwill, customer relationships and other intangible assets were $19.722 billion.

        We amortize customer relationships over estimated lives of 10 years, using either the sum-of-the-years-digits or straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to seven years and amortize our other intangible assets predominantly using the sum-of-the-years digits method over an estimated life of four years.

        Total amortization expense for intangible assets for the successor three months ended March 31, 2012 and the predecessor three months ended March 31, 2011 was $363 million and $58 million, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(4) Long-Term Debt

        Long-term debt, including unamortized discounts and premiums, is as follows:

			Successor
	Interest Rates	Maturities	March 31, 2012	December 31, 2011
			(Dollars in millions)
Qwest Communications International Inc.
Senior notes	7.125% - 8.000%	2014 - 2018	$1,850	2,650
Unamortized premiums			103	117
Qwest Capital Funding
Senior notes	6.500% - 7.750%	2018 - 2031	981	981
Unamortized premiums, net			27	28
Qwest Corporation
Senior notes and debentures(1)	6.500% - 8.375%	2013 - 2051	7,829	7,829
Capital lease and other obligations	Various	Various	150	176
Unamortized premiums, net			298	320
Qwest Communications Company, LLC
Capital lease and other obligations	Various	Various	182	195

Total long-term debt			11,420	12,296
Less current maturities			(488)	(117)

Long-term debt, excluding current maturities			$10,932	12,179

(1)
The $750 million of Qwest Corporation Notes due 2013 are floating rate notes, which rate is re-measured every three months. As of the most recent measurement date of March 15, 2012, the rate for these notes was 3.724%, which is not included in the range of rates stated above.

Repayments

        On March 1, 2012, QCII redeemed $800 million of its 7.50% Notes due February 15, 2014, which resulted in an immaterial gain.

Covenants

        As of the successor date of March 31, 2012, we believe we were in compliance with the provisions and covenants of our debt agreements.

Other

        See Note 11—Subsequent Events for other recent transactions affecting our long-term debt.

(5) Severance and Leased Real Estate

        Periodically, we have implemented reductions in our workforce and have accrued liabilities for related severance costs. These workforce reductions resulted primarily from our integration plans

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(5) Severance and Leased Real Estate (Continued)

related to CenturyLink's acquisition of us, increased competitive pressures and reduced workload demands due to the loss of access lines.

        We report severance liabilities within accrued expenses and other liabilities—salaries and benefits in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations.

        In periods prior to CenturyLink's acquisition of us, we ceased using certain real estate that we were leasing under long-term operating leases. As of the April 1, 2011 acquisition date, we recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate for which we had ceased using, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. We recognize expense to reflect accretion of the discounted liabilities and periodically, we adjust the expense when our actual experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in "accrued expenses and other liabilities—other" and report the noncurrent portion in "deferred credits and other liabilities—other" in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations.

        As of the successor dates of March 31, 2012 and December 31, 2011, the current portion of our leased real estate accrual was $30 million and $27 million, respectively, and the noncurrent portion was $120 million and $126 million, respectively. The remaining lease terms range from 0.1 years to 13.8 years, with a weighted average of 9.3 years.

        Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2011 (Successor)	$29	153
Accrued to expense	45	1
Payments, net	(22)	(4)
Reversals and adjustments	(3)	—

Balance at March 31, 2012 (Successor)	$49	150

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(6) Employee Benefits

        Net periodic pension benefit (income) expense included the following components:

	Pension Plan
	Successor	Predecessor
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(Dollars in millions)
Service cost	$15	14
Interest cost	97	104
Expected return on plan assets	(144)	(133)
Recognized prior service cost	—	(6)
Recognized net actuarial loss	—	31

Net periodic pension benefit (income) expense	$(32)	10

        Net periodic post-retirement benefit expense included the following components:

	Post-Retirement Benefit Plan
	Successor	Predecessor
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(Dollars in millions)
Service cost	$2	2
Interest cost	37	41
Expected return on plan assets	(10)	(13)
Recognized prior service cost	—	(24)
Recognized net actuarial loss	—	10

Net periodic post-retirement benefit expense	$29	16

        We report net periodic pension benefit (income) expense and net periodic post-retirement benefit expense in cost of services and products and selling, general and administrative expenses on our consolidated statements of operations.

(7) Fair Value Disclosure

        Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts receivable—affiliates, advances to affiliates, accounts payable, accounts payable—affiliates and long-term debt, excluding capital lease obligations. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts receivable—affiliates, advances to affiliates, accounts payable and accounts payable—affiliates approximate their fair values.

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(7) Fair Value Disclosure (Continued)

        We determined the fair values of our long-term debt, including the current portion, based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

        The three input levels in the hierarchy of fair value measurements are defined by the Financial Accounting Standards Board generally as follows:

Input Level	Description of Input
Level 1	Observable inputs such as quoted market prices in active markets.
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3	Unobservable inputs in which little or no market data exists.

        The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease obligations, as well as the input levels used to determine the fair values:

		Successor
		March 31, 2012		December 31, 2011
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt excluding capital lease obligations	2	$11,088	11,277	11,925	12,052

(8) Products and Services Revenues

        We are an integrated communications company engaged primarily in providing an array of communications services, including local and long-distance, network access, private line (including special access), broadband, data, managed hosting, wireless and video services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. We categorize our products and services into the following four categories:

  •
  Strategic services, which include primarily private line (including special access), broadband, Multi-Protocol Label Switching ("MPLS") (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), hosting, video (including resold satellite video services), voice over Internet Protocol ("VoIP") and Verizon Wireless services;

  •
  Legacy services, which include primarily local, long-distance, integrated services digital network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations);

  •
  Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers; and

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(8) Products and Services Revenues (Continued)

  •
  Affiliates and other services, which consist primarily of universal service funds ("USF") revenues and surcharges and services we provide to our affiliates. We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates: computer system development and support services; and network support and technical services.

        Since the April 1, 2011 closing of CenturyLink's acquisition of us, our operations have been integrated into and reported as part of the segments of CenturyLink. CenturyLink's chief operating decision maker ("CODM") has become our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we now have one reportable segment and we have reclassified our prior period results to conform to our current view.

        Our operating revenues for our products and services consisted of the following categories:

	Successor	Predecessor
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(Dollars in millions)
Strategic services	$1,222	1,200
Legacy services	1,255	1,400
Data integration	116	123
Affiliates and other services	246	123

Total operating revenues	$2,839	2,846

        Affiliates and other services revenues include revenues from universal service funds which allow us to recover a portion of our costs under federal and state cost recovery mechanisms and certain surcharges to our customers, including billings for our required contributions to several USF programs. These surcharge billings to our customers are reflected on a gross basis in our statements of operations (included in both operating revenues and expenses) and aggregated approximately $100 million and $96 million for the successor three months ended March 31, 2012 and the predecessor three months ended March 31, 2011, respectively.

(9) Commitments and Contingencies

        CenturyLink is involved in several legal proceedings to which we are not a party that, if resolved against CenturyLink, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to the matters, we have not accrued any liabilities for such matters.

        In this section, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(9) Commitments and Contingencies (Continued)

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

KPNQwest Litigation/Investigation

        On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which we were a major shareholder) filed a lawsuit in the District Court of Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. We and Koninklijke KPN N.V. ("KPN") are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with us. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $5.6 billion based on the exchange rate on March 31, 2012), plus statutory interest. Two lawsuits asserting similar claims were previously filed against Qwest and others in federal courts in New Jersey in 2004 and Colorado in 2009; those courts dismissed the lawsuits without prejudice on the grounds that the claims should not be litigated in the United States.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against us, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with us. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $292 million based on the exchange rate on March 31, 2012). On April 25, 2012, the court issued its judgment denying the claims asserted by Cargill and Citibank in their lawsuit. The time for appealing that decision has not expired.

        We have not accrued a liability for the above matters. With regard to the trustees' action, it is premature to determine whether an accrual is warranted and, if so, a reasonable estimate of probable liability. We will continue to defend against the pending KPNQwest litigation matters vigorously.

Other Matters

        Several putative class actions relating to the installation of fiber-optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in various courts in Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana (in both Illinois and Indiana there is a federal and a state court case), Iowa, Kansas, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. For the most part, the complaints challenge our right to install our fiber-optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our fiber-optic cable in the right-of-way without the Plaintiffs' consent. Most of the actions purport to be brought on behalf of state-wide classes in the

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(9) Commitments and Contingencies (Continued)

named Plaintiffs' respective states, although two of the currently pending actions purport to be brought on behalf of multi-state classes. Specifically, the Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin, and the Indiana state court action purports to be on behalf of a national class of landowners. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On December 9, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. The parties are now engaged in negotiating and finalizing settlements on a state-by-state basis, and have filed and received final approval of settlements in Alabama and Illinois federal court, and in Tennessee state court. Final approval also has been granted in federal court actions in Idaho, Montana and North Dakota, to which Qwest is not a party. We have accrued an amount that we believe is probable for these matters; however, the amount is not material to our financial statements.

Other

        From time to time, we are involved in other proceedings incidental to our business, including administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, various tax issues, occasional grievance hearings before labor regulatory agencies, patent infringement allegations and miscellaneous third party tort actions. The outcome of these other proceedings is not predictable. However, we do not believe that the ultimate resolution of these other proceedings, after considering available insurance coverage, will have a material adverse effect on our financial position, results of operations or cash flows.

(10) Labor Union Contracts

        Over 50% of our employees are members of bargaining units represented by the Communications Workers of America and the International Brotherhood of Electrical Workers. Our current four-year collective bargaining agreements expire on October 6, 2012.

(11) Subsequent Events

Long-Term Debt

        On April 18, 2012, our subsidiary, Qwest Corporation ("QC"), completed a cash tender offer to purchase a portion of its $811 million of 8.375% Notes due 2016 and its $400 million of 7.625% Notes due 2015. With respect to its 8.375% Notes due 2016, QC received and accepted tenders of approximately $575 million aggregate principal amount of these notes, or 71%, for $722 million including a premium, fees and accrued interest. With respect to its 7.625% Notes due 2015, QC received and accepted tenders of approximately $308 million aggregate principal amount of these notes, or 77%, for $369 million including a premium, fees and accrued interest. The completion of this tender offer resulted in a loss of $46 million, which we will recognize in the second quarter of 2012.

        On April 6, 2012, CenturyLink amended and restated its revolving credit facility (the "Credit Facility") to increase the aggregate principal amount available to $2.0 billion, including $400 million of letter of credit capacity, for the general corporate purposes of itself and its subsidiaries. CenturyLink's obligations under the Credit Facility are guaranteed by our affiliate, Embarq Corporation, QCII and its

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(11) Subsequent Events (Continued)

wholly-owned subsidiary, Qwest Services Corporation ("QSC"). As of March 31, 2012 and April 6, 2012, there were no outstanding borrowings under the Credit Facility.

        On April 2, 2012, QC issued $525 million aggregate principal amount of 7.00% Notes due 2052 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $508 million. The notes are unsecured obligations and may be redeemed, in whole or in part, on or after April 1, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest to the redemption date.

        On April 16, 2012, QCII committed to redeem on May 17, 2012 all $500 million of its 7.50% Notes due 2014 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest to the redemption date, which we expect will result in an immaterial gain.

Property, Plant and Equipment

        On April 2, 2012, QC sold an office building for $137 million. As part of the transaction, QC agreed to lease a portion of the building from the new owner. As a result, the $16 million gain from the sale will be deferred and recognized as a reduction to rent expense over the 10 year lease term.

(12) Financial Statements of Guarantors

        QCII and two of its subsidiaries, Qwest Capital Funding, Inc ("QCF") and QSC, guarantee the payment of certain of each other's registered debt securities. As of the successor date of March 31, 2012, each series of QCII's outstanding notes totaling approximately $1.9 billion in aggregate principal amount is guaranteed on a senior unsecured basis by QCF and QSC (the "QCII Guaranteed Notes"). These notes are guaranteed through their respective maturity dates, the latest of which is in April 2018. In addition, each series of QCF's outstanding notes totaling approximately $1 billion in aggregate principal amount is guaranteed on a senior unsecured basis by QCII (the "QCF Guaranteed Notes"). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2031. The guarantees described above are full and unconditional and joint and several. A significant amount of QCII's and QSC's income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(12) Financial Statements of Guarantors (Continued)

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

        During the first quarter of 2012, as we transitioned certain legacy systems to the historical systems of our parent, CenturyLink, CenturyLink changed certain cash management process under which we now operate. Therefore, we now present the balances related to these transactions on a net basis with our other affiliate transactions.

 QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
SUCCESSOR
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES:
Operating revenues	$—	—	2,725	—	2,725
Operating revenues—affiliates	—	2	114	(2)	114

Total operating revenues	—	2	2,839	(2)	2,839

OPERATING EXPENSES:
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,175	—	1,175
Selling, general and administrative	2	2	480	—	484
Operating expenses—affiliates	—	—	151	(2)	149
Depreciation and amortization	18	—	723	—	741

Total operating expenses	20	2	2,529	(2)	2,549

OPERATING (LOSS) INCOME	(20)	—	310	—	290
OTHER INCOME (EXPENSE)
Interest expense	(39)	(18)	(113)	—	(170)
Interest expense—affiliates	(1)	(26)	(3)	26	(4)
Interest income—affiliates	—	26	—	(26)	—
Income from equity investments in subsidiaries	126	45	—	(171)	—
Other income	8	—	1	—	9

Total other income (expense)	94	27	(115)	(171)	(165)

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	74	27	195	(171)	125
Income tax (benefit) expense	(3)	(99)	150	—	48

NET INCOME	$77	126	45	(171)	77

COMPREHENSIVE INCOME	$77	126	45	(171)	77

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

 QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
PREDECESSOR
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES:
Operating revenues	$—	—	2,846	—	2,846
Operating revenues—affiliates	—	2	9	(11)	—

Total operating revenues	—	2	2,855	(11)	2,846

OPERATING EXPENSES:
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,178	—	1,178
Selling, general and administrative	3	2	551	—	556
Operating expenses—affiliates	—	—	11	(11)	—
Depreciation and amortization	—	—	533	—	533

Total operating expenses	3	2	2,273	(11)	2,267

OPERATING (LOSS) INCOME	(3)	—	582	—	579
OTHER INCOME (EXPENSE)
Interest expense	(56)	(19)	(152)	—	(227)
Interest expense—affiliates	(1)	(26)	(1)	28	—
Interest income—affiliates	—	28	—	(28)	—
Income from equity investments in subsidiaries	272	226	—	(498)	—
Other income (expense)	—	(1)	6	—	5

Total other income (expense)	215	208	(147)	(498)	(222)

INCOME BEFORE INCOME TAX EXPENSE(BENEFIT)	212	208	435	(498)	357
Income tax expense (benefit)	1	(64)	209	—	146

NET INCOME	$211	272	226	(498)	211

COMPREHENSIVE INCOME	$218	272	226	(498)	218

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATING BALANCE SHEETS
MARCH 31, 2012
SUCCESSOR
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	39	10	—	49
Accounts receivable, less allowance	43	—	1,141	—	1,184
Accounts receivable—affiliates, net	—	552	666	(1,218)	—
Notes receivable—affiliates	—	1,413	—	(1,413)	—
Advances to affiliates	—	—	—	—	—
Deferred income taxes, net	—	420	119	—	539
Other	24	1	302	—	327

Total current assets	67	2,425	2,238	(2,631)	2,099
Net property, plant and equipment	—	—	9,305	—	9,305
Goodwill	—	—	10,123	—	10,123
Customer relationships, net	—	—	6,545	—	6,545
Other intangible assets, net	108	—	1,399	—	1,507
Investments in subsidiaries	14,944	14,163	—	(29,107)	—
Deferred income taxes, net	1,100	1,095	—	(2,195)	—
Prepaid pension, post-retirement and other post-employment benefits—affiliate	2,818	76	905	(3,799)	—
Other	38	7	283	—	328

TOTAL ASSETS	$19,075	17,766	30,798	(37,732)	29,907

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	488	—	488
Current debt—affiliates	—	1,413	—	(1,413)	—
Accounts payable	2	3	646	—	651
Accounts payable—affiliates	948	—	195	(908)	235
Dividends payable—affiliates	200	—	310	(310)	200
Accrued expenses and other liabilities	295	17	845	—	1,157
Advance billings and customers deposits	—	—	411	—	411

Total current liabilities	1,445	1,433	2,895	(2,631)	3,142

LONG-TERM DEBT	1,953	1,009	7,970	—	10,932

DEFERRED CREDITS AND OTHER LIABILITIES
Benefit plan obligations, net	3,168	—	—	—	3,168
Pension, post-retirement and other post-employment benefits obligations and other—affiliates	1,032	348	2,419	(3,799)	—
Deferred income taxes	—	—	2,869	(2,195)	674
Other	162	32	482	—	676

Total deferred credits and other liabilities	4,362	380	5,770	(5,994)	4,518
Stockholder's equity	11,315	14,944	14,163	(29,107)	11,315

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$19,075	17,766	30,798	(37,732)	29,907

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

 QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2011
SUCCESSOR
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	40	8	—	48
Accounts receivable, less allowance	15	2	1,184	—	1,201
Accounts receivable—affiliates, net	211	336	36	(583)	—
Advances to affiliates	184	1,694	400	(1,536)	742
Deferred income taxes, net	—	438	121	—	559
Other	—	19	259	(13)	265

Total current assets	410	2,529	2,008	(2,132)	2,815
Net property, plant and equipment	—	—	9,461	—	9,461
Goodwill	—	—	10,123	—	10,123
Customer relationships, net	—	—	6,788	—	6,788
Other intangible assets, net	126	—	1,461	—	1,587
Investments in subsidiaries	14,856	13,999	—	(28,855)	—
Deferred income taxes, net	1,102	1,390	117	(2,609)	—
Prepaid pension, post-retirement and other post-employment benefits—affiliate	2,851	76	955	(3,882)	—
Other	36	7	338	—	381

TOTAL ASSETS	$19,381	18,001	31,251	(37,478)	31,155

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	117	—	117
Current debt—affiliates	122	1,413	—	(1,535)	—
Accounts payable	4	19	950	—	973
Accounts payable—affiliates	360	42	23	(31)	394
Dividends payable—affiliates	200	—	310	(310)	200
Accrued expenses and other liabilities	272	40	700	(1)	1,011
Accrued expenses and other—affiliates	1	62	192	(255)	—
Advance billings and customers deposits	—	—	400	—	400

Total current liabilities	959	1,576	2,692	(2,132)	3,095

LONG-TERM DEBT	2,767	1,009	8,403	—	12,179

DEFERRED CREDITS AND OTHER LIABILITIES
Benefit plan obligations, net	3,198	—	—	—	3,198
Pension, post-retirement and other post-employment benefits obligations and other—affiliates	1,031	344	2,507	(3,882)	—
Deferred income taxes	—	223	3,016	(2,609)	630
Other	150	31	596	—	777

Total deferred credits and other liabilities	4,379	598	6,119	(6,491)	4,605
Stockholder's equity	11,276	14,818	14,037	(28,855)	11,276

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$19,381	18,001	31,251	(37,478)	31,155

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
SUCCESSOR
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(386)	(137)	1,013	(13)	477
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	—	—	(426)	—	(426)
Changes in advances to affiliates	184	136	(545)	967	742
Other, net	—	—	—	—	—

Net cash provided by (used in) investing activities	184	136	(971)	967	316

FINANCING ACTIVITIES
Payments of long-term debt	(800)	—	(40)	—	(840)
Changes in advances from affiliates	1,002	—	—	(954)	48

Net cash provided by (used in) financing activities	202	—	(40)	(954)	(792)

Net (decrease) increase in cash and cash equivalents	—	(1)	2	—	1
Cash and cash equivalents at beginning of period	—	40	8	—	48

Cash and cash equivalents at end of the period	$—	39	10	—	49

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

 QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
PREDECESSOR
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash provided by (used in) operating activities	$7	(62)	828	4	777
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	—	—	(410)	—	(410)
Changes in interest in investments managed by QSC	—	(3)	3	—	—
Cash infusion to subsidiaries	—	(191)	—	191	—
Changes in advances to affiliates	—	180	1	(181)	—
Dividends received from subsidiaries	—	590	—	(590)	—
Other, net	—	—	2	—	2

Net cash provided by (used in) investing activities	—	576	(404)	(580)	(408)

FINANCING ACTIVITIES
Payments of long-term debt	—	(179)	(24)	—	(203)
Net proceeds from (repayments of) short-term affiliate debt	119	(300)	—	181	—
Dividends paid	(141)	—	—	—	(141)
Cash infusion from parent	—	—	191	(191)	—
Dividends paid to parent	—	—	(590)	590	—
Other, net	15	—	16	(4)	27

Net cash used in financing activities	(7)	(479)	(407)	576	(317)

Net increase in cash and cash equivalents	—	35	17	—	52
Cash and cash equivalents at beginning of period	—	148	224	—	372

Cash and cash equivalents at end of the period	$—	183	241	—	424

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

        All references to "Notes" in this Item 2 refer to the Notes to Consolidated Financial Statements included in Item 1 of this quarterly report.

        Certain statements in this report constitute forward-looking statements. See "Risk Factors" in Item 1A of Part II of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Overview

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the first three months of the year are not indicative of the results of operations that might be expected for the entire year.

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

        As discussed in Note 2—Acquisition by CenturyLink, on April 1, 2011, we became a wholly owned subsidiary of CenturyLink. Each outstanding share of our common stock was converted into 0.1664 shares of CenturyLink common stock, with cash paid in lieu of fractional shares. The aggregate consideration was approximately $12.273 billion, calculated in the manner described in Note 2—Acquisition by CenturyLink.

        Since April 1, 2011, our results of operations have been included in the consolidated results of operations of CenturyLink. CenturyLink has accounted for its acquisition of us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on estimates of their acquisition date fair values. The aggregate consideration exceeded the aggregate estimated fair value of the assets acquired and liabilities assumed by $10.123 billion, which we have recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect CenturyLink and its consolidated subsidiaries, including us, to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes. The recognition of assets and liabilities at fair value is reflected in our financial statements and therefore has resulted in a new basis of accounting for the "successor period" beginning on April 1, 2011. This new basis of accounting means that our financial statements for the successor periods will not be comparable to our previously reported financial statements, including the predecessor period financial statements in this report.

        We have recognized $26 million of expenses associated with activities related to CenturyLink's acquisition of us during the successor three months ended March 31, 2012. These expenses were comprised primarily of severance, retention bonuses, share-based compensation and system integration consulting. During the predecessor three months ended March 31, 2011, we recognized an immaterial amount of expenses associated with our activities related to the acquisition.

        CenturyLink has cash management arrangements between certain of its subsidiaries, including us, under which the majority of our cash balance is transferred on a daily basis to CenturyLink. We report the balance of these transfers on our balance sheet as advances to affiliates.

        Since the April 1, 2011 closing of CenturyLink's acquisition of us, our operations have been integrated into and reported as part of the segments of CenturyLink. CenturyLink's chief operating decision maker ("CODM") has become our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission ("SEC"). Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we now have one reportable segment and we have reclassified our prior period results to conform to our current view.

        We currently categorize our products, services and revenues among the following four categories:

  •
  Strategic services, which include primarily private line (including special access), broadband, Multi-Protocol Label Switching ("MPLS") (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), hosting, video (including resold satellite video services), voice over Internet Protocol ("VoIP") and Verizon Wireless services;

  •
  Legacy services, which include primarily local, long-distance, integrated services digital network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations);

  •
  Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers; and

  •
  Affiliates and other services, which consist primarily of universal service funds ("USF") revenues and surcharges and services we provide to our affiliates. We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates: computer system development and support services; and network support and technical services.

        During the second quarter of 2011, our dedicated internet access services were reclassified from our legacy services to strategic services and certain USF surcharges were reclassified from our legacy services to affiliates and other services revenues to better align with the classifications used by our parent, CenturyLink. As a result, we reclassified previously reported amounts to conform to the current period presentation. For the predecessor three months ended March 31, 2011, this reclassification resulted in a reduction of legacy service revenues of $63 million, an increase of strategic service revenues of $30 million, an increase to affiliates and other services revenues of $32 million, and an increase of data integration revenue of $1 million.

        During the first quarter of 2012, we reclassified certain prior period revenues to conform to the current period presentation.

        As of the successor date of March 31, 2012, we served approximately 3.1 million broadband subscribers. We also operated approximately 8.4 million access lines, which are telephone lines reaching from the customers' premises to a connection with the public switched telephone network. During the second quarter of 2011, we updated our methodology for counting our subscribers and access lines to conform to the methodology used by our parent, CenturyLink. We now count access lines when we install the service. Our new methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. Our new methodology for counting our access lines may not be comparable to those of other companies.

        Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 1 of this report.

Business Trends

        Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.

  •
  Strategic services.  We continue to see shifts in the makeup of our total revenues as customers move to strategic services, such as private line, broadband and video services, from legacy services, such as local and access services. Revenues from our strategic services represented 43% and 42% of our total revenues for the successor three months ended March 31, 2012 and the predecessor three months ended March 31, 2011, respectively, and this percentage continues to grow. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. We believe that continually increasing connection speeds is important to remaining competitive in our industry. As a result, we continue to invest in our fiber to the node, or FTTN, deployment, which allows for the delivery of higher speed broadband services than would otherwise generally be available through a more traditional telecommunications network made up of only copper wires. In addition to our FTTN deployment, we continue to expand our product offerings and enhance our marketing efforts as we compete in a maturing market in which most consumers already have broadband services. While traditional ATM based broadband services are declining, they have been more than offset by growth in fiber based broadband services. We expect these efforts will improve our ability to compete and increase our broadband revenues. While we expect that these factors will continue to impact our business, we ultimately believe the growth in fiber-based special access services provided to wireless carriers for backhaul will, over time, offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration is uncertain.

  •
  Legacy services.  Revenues from our legacy services represented 44% and 49% of our total revenues for the successor three months ended March 31, 2012 and for the predecessor three months ended March 31, 2011, respectively, and this percentage continues to decline. Our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to impact our business. Service bundling and other product promotions, as described below, continue to be some of our responses to offset the loss of revenues as a result of access line losses.

  •
  Data integration.  We expect both data integration revenue and the related costs will fluctuate from quarter to quarter as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal government customers.

  •
  Service bundling and product promotions.  We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video, long-distance and wireless. While our video and wireless services are an important piece of our customer retention strategy, they do not significantly contribute to our strategic services revenues. However, we believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. While bundle price discounts have resulted in lower average revenues for our individual products, we believe service bundles continue to positively impact our customer retention. In addition to our bundle discounts, we also offer from time to time limited time promotions on our broadband service, which we believe further aids our ability to attract and retain customers and increase usage of our services.

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

  •
  Disciplined capital expenditures.  Our capital expenditures continue to be focused on our strategic services such as broadband and the deployment of fiber to the tower, or FTTT. FTTT is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network.

        While these trends are important to understanding and evaluating our financial results, the other transactions, additional events, uncertainties and trends discussed in "Risk Factors" in Item 1A of Part II of this report may also materially impact our business operations and financial results.

Results of Operations

        The following table summarizes our results of operations:

	Successor	Predecessor
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(Dollars in millions)
Operating revenues	$2,839	2,846
Operating expenses	2,549	2,267

Operating income	290	579
Other income (expense)	(165)	(222)
Income tax expense	48	146

Net income	$77	211

Employees (as of March 31)	26,200	28,100

        The following table summarizes our operational metrics:

	Successor	Predecessor
	March 31, 2012	March 31, 2011	Increase/ (Decrease)	% Change
	(in thousands)
Operational metrics:
Broadband subscribers	3,134	3,012	122	4%
Access lines	8,413	8,919	(506)	(6)%

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

Operating Revenues

	Successor	Predecessor
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Increase/ (Decrease)	% Change
	(Dollars in millions)
Strategic services	$1,222	1,200	22	2%
Legacy services	1,255	1,400	(143)	(10)%
Data integration	116	123	(7)	(6)%
Affiliates and other services	246	123	121	98%

Total operating revenues	$2,839	2,846	(7)	—%

  Strategic Services

        Strategic services revenues increased primarily due to an increase in the volume of our MPLS and higher broadband revenues resulting from new subscribers as well as an improving mix of higher priced, higher speed broadband services. Our growth in our MPLS and broadband services were partially offset by decreased volumes in our private line services.

  Legacy Services

        Legacy services revenues decreased as a result of lower local and long-distance services revenues due to access line loss and reduced access services usage related to competitive pressures and product substitution. Legacy services revenues also decreased due to lower amortization of deferred revenue due to certain predecessor deferred revenue being assigned no value at the acquisition date, as well as lower revenues from our traditional WAN services, due to customer migration, product substitution and increased competition.

  Data Integration

        Revenues from data integration decreased primarily due to decreased equipment sales and lower professional services, including network management, security and integration of customer premises equipment.

  Affiliates and Other Services

        Affiliates and other services revenues increased primarily due to telecommunication services we provided to affiliates since CenturyLink's acquisition of us.

Operating Expenses

        The following table summarizes our operating expenses:

	Successor	Predecessor
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,175	1,178	(3)	—%
Selling, general and administrative	484	556	(72)	(13)%
Operating expenses—affiliates	149	—	149	nm
Depreciation and amortization	741	533	208	39%

Total operating expenses	$2,549	2,267	282	12%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

        Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain legacy systems to the historical systems of our parent, CenturyLink. This transition resulted in an estimated $15 million to $20 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if we had labor related to the same projects with our legacy systems and a corresponding estimated $15 million to $20 million decrease in operating expenses for the successor three months ended March 31, 2012. This change is expected to result in an estimated operating expense reduction of approximately $60 million to $80 million for the successor year ending December 31, 2012. The reduction in expenses described above, net of tax, increased net income approximately $9 million to $12 million for the successor three months ended March 31, 2012 and is expected to increase net income by approximately $36 million to $48 million for the successor year ending December 31, 2012.

  Cost of Services and Products (exclusive of depreciation and amortization)

        Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which are third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses (such as data integration and modem expenses); costs for USF (which reflect our contributions to certain federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things); and other expenses directly related to our network and hosting operations.

  Selling, General and Administrative

        Selling, general and administrative expenses are expenses incurred in selling products and services to our customers, corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; taxes (such as property and other taxes) and fees; external commissions; bad debt expense; and other expenses.

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

        Operating expenses—affiliates increased primarily due the adoption of the affiliate expense allocation methodology used by our parent, CenturyLink. This methodology includes a greater amount of costs in the overhead allocation pool, resulting in both higher affiliate revenues and expenses for us. This change in methodology resulted in an immaterial impact to our net income for the three months ended March 31, 2012.

Depreciation and Amortization

        The following table provides detail regarding depreciation and amortization expense:

	Successor	Predecessor
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Increase/ (Decrease)	% Change
	(Dollars in millions)
Depreciation	$378	475	(97)	(20)%
Amortization	363	58	305	nm

Total depreciation and amortization	$741	533	208	39%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

        In connection with us being acquired as of April 1, 2011, our property, plant and equipment was recognized at fair value, which reduced the recognized amounts of our net property, plant and equipment. This decrease in asset value resulted in $77 million lower depreciation expense for the successor three months ended March 31, 2012, as compared to the predecessor three months ended March 31, 2011. Effective January 1, 2012, we also changed our estimates of the economic lives of certain telecommunications equipment. These changes resulted in an additional decrease to depreciation expense of approximately $23 million for the successor three months ended March 31, 2012, as compared to the predecessor three months ended March 31, 2011.

        The accounting for CenturyLink's acquisition of us also resulted in additional amortizable intangible customer relationship assets, which increased amortization expense approximately $261 million for the successor three months ended March 31, 2012, as compared to the predecessor three months ended March 31, 2011. In addition, our capitalized software was also recognized at fair value, which resulted in an increase of $59 million in amortization expense for the successor three months ended March 31, 2012, as compared to the predecessor three months ended March 31, 2011.

Other Consolidated Results

        The following table summarizes other income (expense) and income tax expense:

	Successor	Predecessor
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Increase/ (Decrease)	% Change
	(Dollars in millions)
Interest expense	$(174)	(227)	(53)	(23)%
Other income	9	5	4	80%

Total other income (expense)	$(165)	(222)	(57)	(26)%

Income tax expense	$48	146	(98)	(67)%

  Interest Expense

        Interest expense decreased in the successor three months ended March 31, 2012 primarily due to the amortization of the net premium associated with our long-term debt, which resulted from the accounting for CenturyLink's acquisition of us, and the early retirement of debt as described below.

  Income Tax Expense

        Income tax expense for the successor three months ended March 31, 2012 was $48 million or an effective tax rate of 38.4%.

Liquidity and Capital Resources

Overview

        We are a wholly owned subsidiary of CenturyLink. As such, factors relating to, or affecting, CenturyLink's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

        CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is transferred on a daily basis to CenturyLink as advances to affiliates. From time to time we may declare and pay dividends to CenturyLink, using cash repaid to us under these advances, which has the net effect of reducing the amount of these advances. Given our upgrade to an investment grade rating on April 1, 2011, our debt covenants do not limit the amount of dividends we can pay to CenturyLink. Given our cash management arrangement with CenturyLink and the resulting amounts due to us from CenturyLink, a significant component of our liquidity is dependent upon CenturyLink's ability to repay its obligation to us.

        As of the successor date of March 31, 2012, we had a working capital deficit of $1.043 billion, reflecting current liabilities of $3.142 billion and current assets of $2.099 billion, compared to a working capital deficit of $280 million as of the successor date of December 31, 2011. The change in our working capital position is primarily due to a $742 million reduction in the amounts owed to us by our affiliates during the first quarter of 2012, which was used for the payment of long-term debt as discussed in Note 4—Long-Term Debt and below. The change in our working capital position is also due to a $371 million increase in current maturities of long-term debt during the first quarter of 2012. Our current maturities of long-term debt balances were unusually high as of the successor date of

March 31, 2012 primarily due to our anticipation of paying down portions of our long-term debt (discussed further below).

Debt and Other Financing Arrangements

        Subject to market conditions, from time to time we expect to continue to issue debt securities through our Qwest Corporation ("QC") subsidiary to refinance its maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned QC by the three major credit rating agencies, among other factors.

        On April 18, 2012, QC completed a cash tender offer to purchase a portion of its $811 million of 8.375% Notes due 2016 and its $400 million of 7.625% Notes due 2015. With respect to its 8.375% Notes due 2016, QC received and accepted tenders of approximately $575 million aggregate principal amount of these notes, or 71%, for $722 million including a premium, fees and accrued interest. With respect to its 7.625% Notes due 2015, QC received and accepted tenders of approximately $308 million aggregate principal amount of these notes, or 77%, for $369 million including a premium, fees and accrued interest. The completion of this tender offer resulted in a loss of $46 million, which we will recognize in the second quarter of 2012.

        On April 2, 2012, QC issued $525 million aggregate principal amount of 7.00% Notes due 2052 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $508 million. The notes are unsecured obligations and may be redeemed, in whole or in part, on or after April 1, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest to the redemption date.

        On March 1, 2012, QCII redeemed $800 million of its 7.50% Notes due February 15, 2014, which resulted in an immaterial gain.

        On April 16, 2012, QCII committed to redeem on May 17, 2012 all $500 million of its 7.50% Notes due 2014 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest to the redemption date, which we expect will result in an immaterial gain.

        As of March 31, 2012, CenturyLink had available a four-year $1.7 billion revolving credit facility, which was scheduled to expire in January 2015. On April 6, 2012, CenturyLink amended and restated this revolving credit facility (the "Credit Facility") to increase the aggregate principal amount available to $2.0 billion, including $400 million of letter of credit capacity, for the general corporate purposes of itself and its subsidiaries. CenturyLink's obligations under the Credit Facility are guaranteed by our affiliate, Embarq Corporation, QCII and its wholly-owned subsidiary, Qwest Services Corporation. As of March 31, 2012 and April 6, 2012, there were no outstanding borrowings under the Credit Facility. CenturyLink also maintains a separate letter of credit arrangement with a financial institution to which we have access.

        As of the successor date of March 31, 2012, we believe we were in compliance with the provisions and covenants of our debt agreements.

Capital Expenditures

        We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash generated by operating activities and regulatory considerations. Our 2012 capital expenditures will be determined in part by the strategic initiatives of our parent, CenturyLink.

        Our capital expenditures continue to be focused on primarily our broadband services. Throughout 2012, we anticipate that our fiber investment, which includes fiber to the tower, or FTTT, will be slightly lower to that spent in 2011. FTTT is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network.

Pension and Post-retirement Benefit Obligations

        We are subject to material obligations under our existing defined benefit pension and other post-retirement benefit plans. Our plans are measured annually at December 31. As of the successor date of December 31, 2011, the accounting unfunded status of pension and other post-retirement benefit obligations was $650 million and $2.7 billion, respectively. See Note 6—Employee Benefits to our consolidated financial statements in Item 1 of this report for additional information about our pension and other post-retirement benefit arrangements.

        Benefits paid by our qualified pension plan are paid through a trust. Based on current laws and circumstances, (i) we will not be required to make a cash contribution to this plan in 2012 and (ii) we expect that required and voluntary contributions for 2013 will be approximately $200 million. The actual amount of required contributions to our plan in 2013 and beyond will depend on earnings on plan investments, discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations.

        Certain of our post-retirement health care and life insurance benefits plans are unfunded. A trust holds assets that are used to help cover the health care costs of certain retirees. As of December 31, 2011, the fair value of the trust assets was $643 million; however, a portion of these assets is comprised of investments with restricted liquidity. We estimate that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately four years, based on current circumstances. Thereafter, covered benefits will be paid either directly by us or from the trust as the remaining assets become liquid. This projected four year period could be substantially shorter or longer depending on changes in projected health care costs, returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.

        Our estimated annual long-term rate of return on the pension and post-retirement plans trust assets is 7.5% based on the currently held assets; however, actual returns could vary widely in any given year.

Historical Information

        The following table summarizes our cash flow activities:

	Successor	Predecessor
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Increase / (Decrease)
	(Dollars in millions)
Net cash provided by operating activities	$477	777	(300)
Net cash provided by (used in) investing activities	316	(408)	724
Net cash used in financing activities	(792)	(317)	475

        Net cash provided by operating activities decreased primarily due to the repayment to our parent for pension plan contributions they made on our behalf in December 2011. For additional information about our operating results, see "Results of Operations" above.

        Net cash provided by investing activities increased in the successor three months ended March 31, 2012 as compared to the predecessor three months ended March 31, 2011 primarily due to a

$742 million reduction during the quarter in the amount of outstanding advances owed to us by CenturyLink. The increase in cash provided by investing activities was partially offset by an increase of cash used for capital expenditures of $16 million.

        Net cash used in financing activities increased in the successor three months ended March 31, 2012 primarily due to $637 billion of additional payments of long-term debt compared to the predecessor three months ended March 31, 2011. We did not pay any dividends in the successor three months ended March 31, 2012 compared to $141 million in dividends paid in the predecessor three months ended March 31, 2011. This reduction in dividends paid partially offset our increased payments of long-term debt.

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

        As the successor date of March 31, 2012, we had paid certain costs that were associated with the CenturyLink acquisition. These costs include compensation costs comprised of retention bonuses and severance. The final amounts and timing of the compensation costs to be paid is partially dependent upon personnel decisions that continue to be made as part of the continuing integration process. These amounts may be material.

        In accounting for CenturyLink's acquisition of us, we recognized our debt securities at their estimated fair values, which totaled $12.292 billion as of April 1, 2011. Our acquisition date fair value estimates were based primarily on quoted market prices in active markets and other observable inputs where quoted market prices were not available. The fair value of our debt securities exceeded their stated principal balances on the acquisition date by $693 million, which is being recognized as a reduction to interest expense over the remaining terms of the debt. Of this $693 million, $28 million was recognized during the successor three months ended March 31, 2012 and $8 million was extinguished in connection with the redemption transactions summarized above under "—Debt and Other Financing Arrangements".

Other Matters

        We also are involved in various legal proceedings that could have a material adverse effect on our financial position. See Note 9—Commitment and Contingencies for the current status of such legal proceedings.

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements or (ii) discussed under the heading "Market Risk" below. There were no substantial changes to our off-balance sheet arrangements or contractual obligations in the successor three months ended March 31, 2012, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

Market Risk

        We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

        From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of the successor date of March 31, 2012, we had no such instruments outstanding.

        There were no material changes to market risks arising from changes in interest rates for the successor three months ended March 31, 2012, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

Other Information

        CenturyLink's and our website is www.centurylink.com. We routinely post important investor information in the "Investor Relations" section of our website at ir.centurylink.com. The information contained on, or that may be accessed through, our website is not part of this quarterly report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports in the "Investor Relations" section of our website (ir.centurylink.com) under the heading "SEC Filings." These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC.

        In addition to historical information, this MD&A includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including those arising out of the FCC's October 27, 2011 order regarding intercarrier compensation and the USF, among other things); our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by CenturyLink's recent acquisitions of Savvis, us and Embarq; CenturyLink's ability to successfully integrate the operations of Savvis, us and Embarq into its operations, including the possibility that the anticipated benefits from these acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; CenturyLink's and our ability to use net operating loss carryovers in projected amounts; the effects of changes in CenturyLink's assignment of the Savvis purchase price to identifiable assets or liabilities after the date hereof; CenturyLink's ability to effectively manage its expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; any adverse developments in legal proceedings involving CenturyLink and us; unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in CenturyLink's or our pension funding requirements or otherwise; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report (including in "Risk Factors" in Item 1A of Part II of this report) or other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of our forward-looking statements for any reason.

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

        Glen F. Post, III, the Chief Executive Officer of CenturyLink and us, and R. Stewart Ewing, Jr., the Chief Financial Officer of CenturyLink and us, have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of March 31, 2012. Based on that evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting during the first quarter of 2012 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The information contained in Note 9—Commitments and Contingencies included in Item 1 of Part I of this report is incorporated herein by reference.

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

        Some of our current and potential competitors (i) offer a more comprehensive range of communications products and services, (ii) have market presence, engineering and technical capabilities, and financial and other resources greater than ours, (iii) own larger and more diverse networks, (iv) conduct operations or raise capital at a lower cost than us, (v) are subject to less regulation, (vi) offer greater online content or (vii) have substantially stronger brand names. Consequently, these competitors may be better equipped to charge lower prices for their products and services, to provide more attractive offerings, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the marketing and sale of their products and services.

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

        We have taken a variety of steps to counter these declines, including:

  •
  an increased focus on selling a broader range of strategic services, including broadband, video (including resold satellite and facilities-based video services) and wireless voice services provided by Verizon Wireless; and

  •
  greater use of service bundles.

        However, some of these strategic services generate lower profit margins than our traditional services, and some can be expected to experience slowing growth as increasing numbers of our existing or potential customers subscribe to these newer products. Moreover, we cannot assure you that the revenues generated from our new offerings will offset revenue losses associated from reduced sales of our legacy products. Similarly, we cannot assure you that our new service offerings will be as successful as anticipated. In addition, our reliance on services provided by others could constrain our flexibility, as described further below.

Unfavorable general economic conditions could negatively impact our operating results and financial condition.

        Unfavorable general economic conditions, including the unstable economy and the current credit market environment, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of factors in the United States, Europe and developing countries may result in a prolonged period of economic downturn, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, these conditions could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. Any one or more of these circumstances could cause our revenues to continue declining. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. In addition, as discussed below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to raise capital.

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

We could be harmed by security breaches, damages or other significant disruptions or failures of our networks, IT infrastructure or related systems, or of those we operate for certain of our customers.

        To be successful, we will need to continue providing our customers with a high capacity, reliable and secure network. We face the risk, as does any company, of a security breach, whether through cyber attack, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure and related systems (including our billing systems). As a communications and IT company, we face an added risk of a security breach or other significant disruption of our public networks or IT infrastructure and related systems that we develop, install, operate and maintain for certain of our business and governmental customers. Moreover, as a communications and IT company, we face a heightened risk of a security breach or disruption from unauthorized access to our and our customers' proprietary or classified information on our public networks or internal systems or the systems that we operate and maintain for certain of our customers.

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

  •
  result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours, our customers or our customers' end users, including trade secrets, which others could use for competitive, disruptive, destructive or otherwise harmful purposes and outcomes;

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

        Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, increased acquisition integration costs, service or billing interruptions, and the diversion of development resources.

        Any or all of the foregoing developments could have a negative impact on our results of operations, financial condition and cash flows.

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

        The telecommunications industry has experienced substantial consolidation over the last 10-15 years, and some of our competitors have combined with other telecommunications providers, resulting in competitors that are larger, have more financial and business resources, and have broader service offerings. Further consolidation could increase competitive pressures, and could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

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

        We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. Our local exchange carrier networks consist of central office and remote sites, all with advanced digital switches. If any of these suppliers experience interruptions or other problems delivering or servicing these network components on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers. Similarly, our data center operations are materially reliant on leasing significant amounts of space from landlords and substantial amounts of power from utility companies, and being able to renew these arrangements from time to time on favorable terms. In addition, we rely on a limited number of software vendors to support our business management systems. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies, services, space or utilities on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.

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

As a holding company, we rely on payments from our operating companies to meet our obligations.

        As a holding company, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and their distribution of those earnings to us in the form of dividends, loans or other payments. As a result, we rely upon our subsidiaries to generate the funds necessary to meet our obligations, including the payment of amounts owed under our long-term debt. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us or, subject to limited exceptions for tax-sharing, to make any funds available to us to repay our obligations, whether by dividends, loans or other payments. Certain of our subsidiaries may be restricted under loan agreements or regulatory orders from transferring funds to us, including certain restrictions on the amount of dividends that may be paid to us. Moreover, our rights to receive assets of any subsidiary upon its liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors. The notes to our consolidated financial statements included in this report describe these matters in additional detail.

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

  •
  the additional complexities of combining two companies with different histories, regulatory restrictions, marketing strategies, product markets and customer bases;

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

        At December 31, 2011, we had approximately $6.3 billion of federal net operating losses, or NOLs. These NOLs can be used to offset our future federal taxable income.

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

        As described in Note 9—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report and Item 1of Part I of CenturyLink's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, CenturyLink and us are involved in several legal proceedings that, if resolved against them or us, could have a material adverse effect on their, as well as our, business and financial condition. These matters include certain KPNQwest matters, which present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of euros (equating to billions of dollars) in damages. We continue to defend against these matters vigorously and are currently unable to provide any estimate as to the timing of their resolution.

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

        There are other material proceedings pending against CenturyLink and us, as described in Note 9—Commitments and Contingencies to our consolidated financial statements in Item 1of Part I of this report, and Item 1of Part I of CenturyLink's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

We operate in a highly regulated industry and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

        General.    We are subject to significant regulation by the Federal Communications Commission ("FCC"), which regulates interstate communications, and state utility commissions, which regulate intrastate communications. Generally, we must obtain and maintain certificates of authority from the FCC and regulatory bodies in most states where we offer regulated services, and we are subject to numerous, and often quite detailed, requirements and interpretations under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always considered to be in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative.

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

        Risks associated with recent changes in federal regulation.    On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("CAF order") intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition over the next decade as intercarrier compensation charges are reduced, universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end user customers are gradually increased. These changes will substantially increase the pace of reductions in the amount of switched access revenues we receive with respect to some of our various services, while creating opportunities for increases in federal USF and retail revenue streams. The ultimate effect of this order on communications companies is largely dependent on future FCC proceedings designed to implement the order, the most significant of which are scheduled to be determined in 2012 and 2013. Several judicial challenges to the CAF order are pending and additional future challenges are possible, any of which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. For these reasons, we cannot predict the ultimate impact of these proceedings at this time.

        Under other pending proceedings, the FCC may implement changes in the regulation or pricing of special access services, any of which could adversely affect our operations or financial results.

        Risks posed by costs of regulatory compliance.    Regulations continue to create significant compliance costs for us. Challenges to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and, if successful, such challenges could adversely affect the rates that we are able to charge our customers. Our business also may be impacted by legislation and regulation imposing new or greater obligations related to regulations or laws related to broadband deployment, bolstering homeland security, increasing disaster recovery requirements, minimizing environmental impacts, enhancing privacy, or addressing other issues that impact our business, including the Communications Assistance for Law Enforcement Act (which requires communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance), and laws governing local number portability and customer proprietary network information requirements. We expect our compliance costs to increase if future laws or regulations continue to increase our obligations to assist other governmental agencies.

        Risks posed by other regulations.    All of our operations are also subject to a variety of environmental, safety, health and other governmental regulations. We monitor our compliance with federal, state and local regulations governing the management, discharge and disposal of hazardous and environmentally sensitive materials. Although we believe that we are in compliance with these regulations, our management, discharge or disposal of hazardous and environmentally sensitive materials might expose us to claims or actions that could have a material adverse effect on our business, financial condition and operating results.

Regulatory changes in the communications industry could adversely affect our business by facilitating greater competition against us.

        Beginning in 1996, Congress and the FCC have taken several steps that have resulted in increased competition among communications service providers. Many of the FCC's regulations remain subject to judicial review and additional rulemakings, thus making it difficult to predict what effect any changes in interpretation of the Telecommunications Act of 1996 may ultimately have on us and our competitors. We could be adversely affected by programs or initiatives recently undertaken by Congress or the FCC, including (i) the federal broadband stimulus projects authorized by Congress in 2009; (ii) the FCC's 2010 National Broadband Plan; (iii) new "network neutrality" rules; (iv) the proposed broadband "Connect America" replacement support fund, and (v) the FCC's above-described October 27, 2011 order.

We may be liable for the material that content providers distribute over our network.

        The law relating to the liability of private network operators for information carried on, stored or disseminated through their networks is still unsettled. As such, we could be exposed to legal claims relating to content disseminated on our networks. Claims could challenge the accuracy of materials on our network, or could involve matters such as defamation, invasion of privacy or copyright infringement. If we need to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against such claims, our financial results could be negatively affected.

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

We are subject to franchising requirements that could impede our expansion opportunities.

        We may be required to obtain from municipal authorities operating franchises to install or expand facilities. Some of these franchises may require us to pay franchise fees. These franchising requirements generally apply to our fiber transport and CLEC operations. These requirements could delay us in expanding our operations or increase the costs of providing these services.

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

        For a more thorough discussion of the regulatory issues that may affect our business, see Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Risks Affecting our Liquidity

CenturyLink's and our high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.

        Our parent, CenturyLink, and we continue to carry significant debt. As of March 31, 2012, our consolidated debt was approximately $11.4 billion, which was included in CenturyLink's consolidated debt of approximately $22.9 billion as of that date. Approximately $5.5 billion of CenturyLink's debt, which includes approximately $2.4 billion of our debt obligations, comes due over the next three years. While we currently believe CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future condition or that of CenturyLink, the credit markets or the economy generally. We may have unexpected expenses and liabilities, and we may have limited access to financing.

        We expect to periodically require financing to meet our debt obligations as they come due. Due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if we are required to contribute a material amount of cash to our collective pension plans, if we are required to begin to pay other post-retirement benefits significantly earlier than is anticipated, if CenturyLink or we become subject to significant judgments or settlements in one or more of the matters discussed in Note 9—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report or Item 1 of Part I in CenturyLink's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. If we are able to obtain additional financing, our credit ratings could be adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our debt obligations.

        Our significant levels of debt can adversely affect us in several other respects, including (i) exposing us to the risk of credit rating downgrades, which would raise our borrowing costs, (ii) hindering our flexibility to plan for or react to changing market, industry or economic conditions, (iii) limiting our ability to access the capital markets, (iv) limiting the amount of free cash flow available for future operations, acquisitions, dividends, or other uses, (v) making us more vulnerable to economic or industry downturns, including interest rate increases, and (vi) placing us at a competitive disadvantage compared to less leveraged competitors.

        Certain of our debt issues have cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. See "Liquidity and Capital Resources" in Item 2 of Part I of this report for additional information about CenturyLink's credit facility.

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

        The funded status of our qualified pension plan is the difference between the value of plan assets and the benefit obligation. The accounting unfunded status of our qualified pension plan was $627 million as of December 31, 2011. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in our benefit obligation or a significant decrease in the value of plan assets. These adverse changes could require us to contribute a material amount of cash to our pension plan or could accelerate the timing of required cash payments. Based on current laws and circumstances, (i) we will not be required to make a cash contribution to this plan in 2012 and (ii) we expect that required and voluntary contributions for 2013 will be approximately $200 million. The actual amount of required contributions to our plan in 2013 and beyond will depend on earnings on plan investments, discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on our liquidity by reducing our cash flows.

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

CenturyLink and QC plan to access the public debt markets, and we cannot assure you that these markets will remain free of disruptions.

        CenturyLink has a significant amount of indebtedness that it intends to refinance over the next several years, principally it expects through the issuance of debt securities of CenturyLink, QC or both. CenturyLink's ability to arrange additional financing will depend on, among other factors, the financial position and performance of CenturyLink and QC, as well as prevailing market conditions and other factors beyond its control. Prevailing market conditions could be adversely affected by the ongoing disruptions in the European sovereign debt markets, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, possible further downgrades in the credit ratings of the U.S. debt, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. As a result, CenturyLink cannot assure you that it will be able to obtain additional financing on terms acceptable to us or at all. Any such failure to obtain additional financing could jeopardize its and our ability to repay, refinance or reduce debt obligations.

Other Risks

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

        As of March 31, 2012, we had approximately 26,000 employees, of which approximately 13,000 were members of either the International Brotherhood of Electrical Workers ("IBEW") or the Communications Workers of America ("CWA"). From time to time, our labor agreements with these unions lapse, and we typically negotiate the terms of new agreements. Our current four-year agreements with the IBEW and CWA will expire October 6, 2012. We cannot predict the outcome of our negotiations.

        We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

We regularly transfer our cash to CenturyLink, which exposes us to certain risks.

        Under our cash management arrangement with CenturyLink, we regularly transfer our cash to CenturyLink, which we recognize on our balance sheet as advances to affiliates. Although CenturyLink periodically repays these advances to fund our cash requirements throughout the year, at any given point in time CenturyLink may owe us a substantial sum under this arrangement. Accordingly, developments that adversely impact CenturyLink could adversely impact our ability to collect these advances.

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our financial statements and related disclosures could be affected.

        The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

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

        We believe that we have adequately provided for tax contingencies. However, our tax audits and examinations may result in tax liabilities that differ materially from those that we have recognized in our consolidated financial statements. Because the ultimate outcomes of all of these matters are uncertain, we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 6.    EXHIBITS

        Exhibits identified below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.(1)

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of April 21, 2010, by and among Qwest Communications International Inc., CenturyLink, Inc. and SB44 Acquisition Company (incorporated by reference to Exhibit 2.1 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on April 22, 2010).
3.1
Amended and Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Exhibit 3.1 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on April 5, 2011).
3.2
Bylaws of Qwest Communications International Inc. (incorporated by reference to Exhibit 3.2 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on April 5, 2011).
4.1
Indenture, dated as of April 15, 1990, by and between The Mountain States Telephone and Telegraph Company (currently named Qwest Corporation) and The First National Bank of Chicago (incorporated by reference to Exhibit 4.2 of Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-03040) filed with the Securities and Exchange Commission on January 13, 2004).
a.
First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. (currently named Qwest Corporation) and The First National Bank of Chicago (incorporated by reference to Exhibit 4.3 of Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-03040) filed with the Securities and Exchange Commission on January 13, 2004).
4.2
Indenture, dated as of April 15, 1990, by and between Northwestern Bell Telephone Company (predecessor to Qwest Corporation) and The First National Bank of Chicago (incorporated by reference to Exhibit 4.5(b) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No 001-07784) filed with the Securities and Exchange Commission on May 10, 2012).

(1)
Certain of the items in Sections 4.1 through 4.7 (i) omit supplemental indentures or other instruments governing debt that has been retired, or (ii) refer to trustees who may have been replaced, acquired or affected by similar changes. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

Exhibit Number	Description
	a.	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. (currently named Qwest Corporation) and The First National Bank of Chicago (incorporated by reference to Exhibit 4.3 of Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-03040) filed with the Securities and Exchange Commission on January 13, 2004).
4.3
Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc. (currently named Qwest Capital Funding, Inc.), U S WEST, Inc. (predecessor to Qwest Communications International Inc.) and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4(a) of US WEST, Inc.'s Current Report on Form 8-K (File No. 001-14087) filed with the Securities and Exchange Commission on November 18, 1998).
a.
First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc. (currently named Qwest Capital Funding, Inc.), U S WEST, Inc. (predecessor to Qwest Communications International Inc.) and Bank One Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.10 of Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 001-15577) filed with the Securities and Exchange Commission on August 11, 2000).
4.4
Indenture, dated as of November 4, 1998, by and between Qwest Communications International Inc. and Bankers Trust Company (incorporated by reference to Exhibit 4.1(e) of Qwest Communications International Inc.'s Registration Statement on Form S-4 (File No. 333-71603) filed with the Securities and Exchange Commission on February 2, 1999).
4.5
Indenture, dated as of November 27, 1998, by and between Qwest Communications International Inc. and Bankers Trust Company (incorporated by reference to Exhibit 4.1(d) of Qwest Communications International Inc.'s Registration Statement on Form S-4 (File No. 333-71603) filed with the Securities and Exchange Commission on February 2, 1999).
4.6
Indenture, dated as of October 15, 1999, by and between US West Communications, Inc. (currently named Qwest Corporation) and Bank One Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4(b) of Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-03040) filed with the Securities and Exchange Commission on March 3, 2000).
a.
First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.22 of Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 001-15577) filed with the Securities and Exchange Commission on November 5, 2004).
b.
Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on June 23, 2005).
c.
Fourth Supplemental Indenture, dated as of August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on August 8, 2006).

Exhibit Number	Description
	d.	Fifth Supplemental Indenture, dated as of May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on May 18, 2007).
e.
Sixth Supplemental Indenture, dated as of April 13, 2009, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on April 13, 2009).
f.
Seventh Supplemental Indenture, dated as of June 8, 2011, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on June 7, 2011).
g.
Eighth Supplemental Indenture, dated as of September 21, 2011, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.9 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 20, 2011).
h.
Ninth Supplemental Indenture, dated as of October 4, 2011, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Corporation's Current Report on Form 8-K (File No. 001-03040) filed with the Securities and Exchange Commission on October 4, 2011).
i.
Tenth Supplemental Indenture, dated as of April 2, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on March 30, 2012).
4.7
Indenture, dated as of February 5, 2004, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, National Association (incorporated by reference to 4.17 of Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-15577) filed with the Securities and Exchange Commission on March 11, 2004).
a.
First Supplemental Indenture, dated as of June 17, 2005, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on June 23, 2005).
b.
Third Supplemental Indenture, dated as of September 17, 2009, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on September 21, 2009).

Exhibit Number		Description
		c.	Fourth Supplemental Indenture, dated as of January 12, 2010, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on January 13, 2010).
10.1
Registration Rights Agreement, dated as of September 17, 2009, by and among Qwest Communications International Inc. and the initial purchasers listed therein (incorporated by reference to Exhibit 10.1 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed on September 21, 2009).
10.2
Registration Rights Agreement, dated as of January 12, 2010, among Qwest Communications International Inc. and the initial purchasers listed therein (incorporated by reference to Exhibit 10.1 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on January 13, 2010).
31.1	*	Certification of the Chief Executive Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Chief Financial Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of the Chief Executive Officer and Chief Financial Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Communications International Inc. for the period ended March 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholder's Equity (Deficit) and (vi) the Notes to the Consolidated Financial Statements.

*
Exhibit filed herewith.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2012.

QWEST COMMUNICATIONS INTERNATIONAL INC., A DELAWARE CORPORATION
By:	/s/ DAVID D. COLE David D. Cole Senior Vice President, Controller and Operations Support (Chief Accounting Officer)