Form 10-Q
period 2012-06-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2012-08-14
CIK 1037949

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
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

         On August 14, 2012, there were 1,000 shares of common stock outstanding.

*
All references to "Notes" in this quarterly report refer to these Notes to Consolidated Financial Statements.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor			Predecessor
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$2,736	5,461	2,763	2,846
Operating revenues—affiliates	100	214	6	—

Total operating revenues	2,836	5,675	2,769	2,846

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,213	2,388	1,141	1,178
Selling, general and administrative	444	928	656	556
Operating expenses—affiliates	150	299	32	—
Depreciation and amortization	738	1,479	802	533

Total operating expenses	2,545	5,094	2,631	2,267

OPERATING INCOME	291	581	138	579
OTHER INCOME (EXPENSE)
Interest expense	(154)	(324)	(150)	(227)
Interest expense—affiliates	(30)	(34)	—	—
Net loss on early retirement of debt	(45)	(37)	(1)	—
Other income	2	3	—	5

Total other income (expense)	(227)	(392)	(151)	(222)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	64	189	(13)	357
Income tax expense	27	75	—	146

NET INCOME (LOSS)	$37	114	(13)	211

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Successor			Predecessor
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
NET INCOME (LOSS)	$37	114	(13)	211

OTHER COMPREHENSIVE INCOME:
Defined benefit pension and post-retirement plans, net of $—, $—, $— and $4 tax	—	—	—	7

COMPREHENSIVE INCOME (LOSS)	$37	114	(13)	218

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Successor
	June 30, 2012	December 31, 2011
	(Dollars in millions, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$41	48
Accounts receivable, less allowance of $77 and $62	1,220	1,201
Advances to affiliates	73	742
Deferred income taxes, net	553	559
Other	306	265

Total current assets	2,193	2,815
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	11,030	10,679
Accumulated depreciation	(1,883)	(1,218)

Net property, plant and equipment	9,147	9,461
GOODWILL AND OTHER ASSETS
Goodwill	10,123	10,123
Customer relationships, net	6,300	6,788
Other intangible assets, net	1,422	1,587
Other	363	381

Total goodwill and other assets	18,208	18,879

TOTAL ASSETS	$29,548	31,155

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,342	117
Accounts payable	736	973
Accounts payable—affiliates, net	—	394
Notes payable—affiliates	583	—
Dividends payable—CenturyLink, Inc.	750	200
Accrued expenses and other liabilities
Salaries and benefits	447	469
Income and other taxes	245	263
Interest	130	175
Other	143	104
Advance billings and customer deposits	411	400

Total current liabilities	4,787	3,095

LONG-TERM DEBT	9,436	12,179

DEFERRED CREDITS AND OTHER LIABILITIES
Benefit plan obligations, net	3,124	3,198
Deferred income taxes, net	701	630
Other	698	777

Total deferred credits and other liabilities	4,523	4,605

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDER'S EQUITY
Common stock—$0.01 par value, 1,000 shares authorized, issued and owned by CenturyLink	—	—
Additional paid-in capital	12,273	12,273
Accumulated other comprehensive loss	(446)	(446)
Accumulated deficit	(1,025)	(551)

Total stockholder's equity	10,802	11,276

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$29,548	31,155

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Successor		Predecessor
	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
OPERATING ACTIVITIES
Net income (loss)	$114	(13)	211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,479	802	533
Deferred income taxes	68	—	145
Provision for uncollectible accounts	53	21	19
Long-term debt (premium) discount amortization	(47)	(66)	6
Net loss on early retirement of debt	37	1	—
Changes in current assets and current liabilities:
Accounts receivable	(73)	(15)	61
Accounts payable	(76)	(62)	(71)
Accounts receivable and payable—affiliates, net	(307)	39	—
Accrued income and other taxes	(8)	(61)	31
Other current assets and other current liabilities, net	(27)	30	(117)
Changes in other noncurrent assets and liabilities	(139)	21	(53)
Other, net	4	3	12

Net cash provided by operating activities	1,078	700	777

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(752)	(347)	(410)
Changes in advances to affiliates	669	(511)	—
Proceeds from sale of property	133	—	—
Other, net	—	2	2

Net cash provided by (used in) investing activities	50	(856)	(408)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	897	643	—
Payments of long-term debt	(2,251)	(851)	(203)
Early retirement of debt costs	(177)	(13)	—
Dividends paid	—	—	(141)
Changes in notes payable—affiliates	583	—	—
Changes in accounts payable—affiliates	(187)	—	—
Other, net	—	—	27

Net cash used in financing activities	(1,135)	(221)	(317)

Net (decrease) increase in cash and cash equivalents	(7)	(377)	52
Cash and cash equivalents at beginning of period	48	424	372

Cash and cash equivalents at end of period	$41	47	424

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT) (UNAUDITED)

	Successor		Predecessor
	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$—	—	18

Balance at end of period	—	—	18

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	12,273	12,273	42,285
Share-based compensation and other, net	—	—	18

Balance at end of period	12,273	12,273	42,303

TREASURY STOCK
Balance at beginning of period	—	—	(157)

Balance at end of period	—	—	(157)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(446)	—	(376)
Other comprehensive income	—	—	7

Balance at end of period	(446)	—	(369)

ACCUMULATED DEFICIT
Balance at beginning of period	(551)	—	(43,425)
Net income (loss)	114	(13)	211
Dividends declared	—	—	(141)
Dividends declared to CenturyLink, Inc.	(588)	(28)	—

Balance at end of period	(1,025)	(41)	(43,355)

TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	$10,802	12,232	(1,560)

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

        On April 1, 2011, we became a wholly owned subsidiary of CenturyLink, Inc. in a tax-free, stock-for-stock transaction. Although we have continued as a surviving corporation and legal entity since the acquisition, the accompanying consolidated statements of operations, comprehensive income (loss), cash flows and stockholder's equity (deficit) are presented for two periods: predecessor and successor, which relate to the period preceding the acquisition and the period succeeding the acquisition, respectively. On the date of the acquisition, April 1, 2011, our assets and liabilities were recognized at their fair value. This revaluation has been reflected in our financial statements and, therefore, has resulted in a new basis of accounting for the "successor period". This new basis of accounting means that our financial statements for the successor periods are not comparable to our financial statements relating to periods prior to the acquisition, including the predecessor period financial statements in this report.

        Our consolidated balance sheet as of the successor date of December 31, 2011, which was derived from our audited financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The results of operations for the first six months of the year are not indicative of the results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

        The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

        We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services. We also purchase services from our affiliates including telecommunications services, marketing and employee-related support services. In the normal course of business, we transfer assets and liabilities to

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(1) Basis of Presentation (Continued)

and from CenturyLink and its affiliates based on their respective carrying values. We have recognized $38 million of non-cash dividends associated with asset transfers to CenturyLink during the successor six months ended June 30, 2012.

        Effective January 1, 2012, in connection with post-acquisition systems integration activities, we adopted the affiliate expense allocation methodology used by our parent. This methodology results in certain overhead costs incurred by us and by our parent that were previously assessed to us on a net basis now being assessed on a gross basis both to and from our parent, resulting in both higher affiliate revenues and expenses for us. We believe this change, resulting from systems integration activities, did not have a significant impact to our net income for the successor three and six months ended June 30, 2012.

        During the first quarter of 2012, in connection with post-acquisition systems integration activities, CenturyLink changed certain cash management processes applicable to us. Therefore, we now present the balances related to these cash management transactions on a net basis with our other affiliate transactions.

        Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain legacy systems to the historical systems of our parent, CenturyLink. This transition resulted in an estimated $20 million to $30 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if we had continued to use our legacy systems and a corresponding estimated $20 million to $30 million decrease in operating expenses for the successor six months ended June 30, 2012. This change is expected to result in an estimated operating expense reduction of approximately $30 million to $50 million for the successor year ending December 31, 2012. The reduction in expenses described above, net of tax, increased net income approximately $12 million to $18 million for the successor six months ended June 30, 2012 and is expected to increase net income by approximately $18 million to $30 million for the successor year ending December 31, 2012.

        Effective January 1, 2012, we changed our estimates of the economic lives of certain telecommunications equipment. These changes resulted in a decrease to depreciation expense of approximately $23 million and $46 million for the successor three and six months ended June 30, 2012, respectively, and are expected to result in decreased depreciation expense of approximately $92 million for the successor year ending December 31, 2012. This decrease in depreciation expense, net of tax, had the effect of increasing net income by approximately $15 million and $30 million for the successor three and six months ended June 30, 2012, respectively, and is expected to result in higher net income by approximately $60 million of the successor year ending December 31, 2012.

        On April 2, 2012, our subsidiary, Qwest Corporation ("QC"), sold an office building for net proceeds of $133 million. As part of the transaction, QC agreed to lease a portion of the building from the new owner. As a result, the $16 million gain from the sale was deferred and will be recognized as a reduction to rent expense over the 10 year lease term.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(2) Acquisition by CenturyLink (Continued)

        During the first quarter of 2012, we retrospectively adjusted our previously reported preliminary assignment of the aggregate Qwest consideration for changes to our original estimates of the fair value of certain items at the acquisition date. These changes are the result of additional information obtained since the filing of our Form 10-K for the year ended December 31, 2011. Due to these revisions of our estimates, (i) identifiable intangible assets decreased due to a $67 million decrease in our customer relationships valuation, (ii) property, plant and equipment decreased by $25 million primarily from a revision to our valuation of our buildings, (iii) deferred credits and other liabilities decreased by $100 million primarily from a revision to one of our lease valuations and changes in tax liabilities, and (iv) current liabilities, excluding current maturities of long-term debt, increased by $35 million due to an addition to our accounts payable-affiliates, net to account for the difference in tax rates between CenturyLink and us at the acquisition date. Among other minor revisions, goodwill increased by $17 million as an offset to the above-mentioned changes. The depreciation and amortization expense impact of the adjustments to intangible assets and property, plant and equipment valuations did not result in a material change to previously-reported amounts.

Acquisition-Related Expenses

        We have incurred operating expenses related to CenturyLink's acquisition of us, which consist primarily of integration and severance expenses. The table below summarizes our acquisition-related expenses:

	Successor			Predecessor
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Acquisition-related expenses	$3	29	127	3

(3) Goodwill, Customer Relationships and Other Intangible Assets

        Our goodwill, customer relationships and other intangible assets consisted of the following:

	Successor
	June 30, 2012	December 31, 2011
	(Dollars in millions)
Goodwill	$10,123	10,123

Customer relationships, less accumulated amortization of $1,258 and $770	$6,300	6,788

Other intangible assets subject to amortization
Capitalized software, less accumulated amortization of $556 and $354	1,329	1,460
Tradenames and patents, less accumulated amortization of $96 and $61	93	127

Total other intangible assets, net	$1,422	1,587

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(3) Goodwill, Customer Relationships and Other Intangible Assets (Continued)

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

        The table below summarizes our amortization expense:

	Successor			Predecessor
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Amortization expense	$364	727	399	58

(4) Long-Term Debt

        Long-term debt, including unamortized discounts and premiums, is as follows:

			Successor
	Interest Rates	Maturities	June 30, 2012	December 31, 2011
			(Dollars in millions)
Qwest Communications International Inc.
Senior notes	7.125% - 8.000%	2015 - 2018	$1,350	2,650
Unamortized premiums			94	117
Qwest Capital Funding
Senior notes	6.500% - 7.750%	2018 - 2031	981	981
Unamortized premiums, net			27	28
Qwest Corporation
Senior notes(1)	6.500% - 8.375%	2013 - 2052	7,870	7,829
Capital lease and other obligations	Various	Various	137	176
Unamortized premiums, net			156	320
Qwest Communications Company, LLC
Capital lease and other obligations	Various	Various	163	195

Total long-term debt			10,778	12,296
Less current maturities			(1,342)	(117)

Long-term debt, excluding current maturities			$9,436	12,179

(1)
The $750 million of Qwest Corporation Notes due 2013 are floating rate notes, with rates that reset every three months. As of the most recent measurement date of June 15, 2012, the rate for these notes was 3.718%, which is not included in the range of rates stated above.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(4) Long-Term Debt (Continued)

New Issuances

        On June 25, 2012, QC issued $400 million aggregate principal amount of 7.00% Notes due 2052 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $387 million. The notes are unsecured obligations and may be redeemed, in whole or in part, on or after July 1, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

        On April 2, 2012, QC issued $525 million aggregate principal amount of 7.00% Notes due 2052 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $508 million. The notes are unsecured obligations and may be redeemed, in whole or in part, on or after April 1, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

        In connection with consummating the April 18, 2012 tender offer described below under "Repayments", QC borrowed from a CenturyLink affiliate approximately $583 million under a revolving promissory note, payable upon demand. The promissory note is unsecured and is pari passu to QC's Senior Notes.

Repayments

        On May 17, 2012, QCII redeemed $500 million of its 7.50% Notes due 2014, which resulted in an immaterial gain.

        On April 18, 2012, QC completed a cash tender offer to purchase a portion of its $811 million of 8.375% Notes due 2016 and its $400 million of 7.625% Notes due 2015. With respect to its 8.375% Notes due 2016, QC received and accepted tenders of approximately $575 million aggregate principal amount of these notes, or 71%, for $722 million including a premium, fees and accrued interest. With respect to its 7.625% Notes due 2015, QC received and accepted tenders of approximately $308 million aggregate principal amount of these notes, or 77%, for $369 million including a premium, fees and accrued interest. The completion of this tender offer resulted in a loss of $46 million.

        On March 1, 2012, QCII redeemed $800 million of its 7.50% Notes due 2014, which resulted in an immaterial gain.

Covenants

        As of the successor date of June 30, 2012, we believe we were in compliance with the provisions and covenants of our debt agreements.

Subsequent Event

        On July 20, 2012, QC redeemed all $484 million of its 7.5% Notes due 2023, which resulted in an immaterial loss.

(5) Severance and Leased Real Estate

        Periodically, we have implemented reductions in our workforce and have accrued liabilities for related severance costs. These workforce reductions resulted primarily from our integration plans related to CenturyLink's acquisition of us, increased competitive pressures and reduced workload demands due to the loss of access lines.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(5) Severance and Leased Real Estate (Continued)

        We report severance liabilities within "accrued expenses and other liabilities—salaries and benefits" in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations.

        In periods prior to CenturyLink's acquisition of us, we had ceased using certain real estate that we were leasing under long-term operating leases. As of the April 1, 2011 acquisition date, we recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate for which we had ceased using, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. We recognize expense to reflect accretion of the discounted liabilities and periodically, we adjust the expense when our actual experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in "accrued expenses and other liabilities—other" and report the noncurrent portion in "deferred credits and other liabilities—other" in our consolidated balance sheets. We report the related expenses in "selling, general and administrative expenses" in our consolidated statements of operations.

        As of the successor dates of June 30, 2012 and December 31, 2011, the current portion of our leased real estate accrual was $32 million and $27 million, respectively, and the noncurrent portion was $115 million and $126 million, respectively. The remaining lease terms range from 0.1 years to 13.5 years, with a weighted average of 9.1 years.

        Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2011 (Successor)	$29	153
Accrued to expense	45	1
Payments, net	(22)	(4)
Reversals and adjustments	(3)	—

Balance at March 31, 2012 (Successor)	49	150

Accrued to expense	13	2
Payments, net	(42)	(5)
Reversals and adjustments	—	—

Balance at June 30, 2012 (Successor)	$20	147

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(6) Employee Benefits

        Net periodic pension (income) expense included the following components:

	Pension Plan
	Successor			Predecessor
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Service cost	$15	29	13	14
Interest cost	97	196	108	104
Expected return on plan assets	(144)	(288)	(139)	(133)
Recognition of prior service cost	—	—	—	(6)
Recognition of net actuarial loss	—	—	—	31

Net periodic pension (income) expense	$(32)	(63)	(18)	10

        Net periodic post-retirement benefit expense included the following components:

	Post-Retirement Benefit Plan
	Successor			Predecessor
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Service cost	$2	4	1	2
Interest cost	37	73	41	41
Expected return on plan assets	(10)	(21)	(12)	(13)
Recognition of prior service cost	—	—	—	(24)
Recognition of net actuarial loss	—	—	—	10

Net periodic post-retirement benefit expense	$29	56	30	16

        We report net periodic pension (income) expense and net periodic post-retirement benefit expense in cost of services and products and selling, general and administrative expenses on our consolidated statements of operations.

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

        The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease obligations, as well as the input levels used to determine the fair values:

		Successor
		June 30, 2012		December 31, 2011
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt excluding capital lease obligations	2	$10,478	10,772	11,925	12,052

(8) Products and Services Revenues

        We are an integrated communications company engaged primarily in providing an array of communications services, including local and long-distance, network access, private line (including special access), broadband, Ethernet, data, managed hosting, wireless and video services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. We categorize our products and services into the following four categories:

  •
  Strategic services, which include primarily private line (including special access), broadband, Multi-Protocol Label Switching ("MPLS") (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), Ethernet, hosting, video (including resold satellite video services), voice over Internet Protocol ("VoIP") and Verizon Wireless services;

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

  •
  Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers; and

  •
  Affiliates and other services, which consist primarily of universal service funds ("USF") revenues and surcharges and services we provide to our affiliates. We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services and network support and technical services.

        During the first quarter of 2012, we reclassified certain prior period revenues between the aforementioned four categories to conform to the current period presentation.

        Since the April 1, 2011 closing of CenturyLink's acquisition of us, our operations have been integrated into and reported as part of the segments of CenturyLink. CenturyLink's chief operating decision maker ("CODM") has become our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we believe we now have one reportable segment and have reclassified our prior period results to conform to our current view.

        Operating revenues for our products and services are summarized below:

	Successor			Predecessor
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Strategic services	$1,235	2,457	1,194	1,200
Legacy services	1,227	2,484	1,333	1,400
Data integration	140	256	118	123
Affiliates and other services	234	478	124	123

Total operating revenues	$2,836	5,675	2,769	2,846

        Affiliates and other services revenues include revenues from universal service funds which allow us to recover a portion of our costs under federal and state cost recovery mechanisms and certain surcharges to our customers, including billings for our required contributions to several USF programs. These surcharge billings to our customers are reflected on a gross basis in our statements of operations (included in both operating revenues and expenses). Because the amount of these recorded revenues and expenses offset each other, these surcharges do not impact our net income.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(8) Products and Services Revenues (Continued)

        The table below presents the aggregate USF surcharges recognized on a gross basis:

	Successor			Predecessor
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
USF and surcharges included in operating revenues and expenses	$103	203	92	96

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

KPNQwest Litigation/Investigation

        On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which we were a major shareholder) filed a lawsuit in the District Court of Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. We and Koninklijke KPN N.V. ("KPN") are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with us. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $5.3 billion based on the exchange rate on June 30, 2012), plus statutory interest. Two lawsuits asserting similar claims were previously filed against Qwest and others in federal courts in New Jersey in 2004 and Colorado in 2009; those courts dismissed the lawsuits without prejudice on the grounds that the claims should not be litigated in the United States.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against us, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with us. The lawsuit alleges that defendants misrepresented KPNQwest's financial and

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(9) Commitments and Contingencies (Continued)

business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $275 million based on the exchange rate on June 30, 2012). On April 25, 2012, the court issued its judgment denying the claims asserted by Cargill and Citibank in their lawsuit. Cargill and Citibank are appealing that decision.

        We have not accrued a liability for the above matters. With regard to the trustees' action, it is premature to determine whether an accrual is warranted and, if so, a reasonable estimate of probable liability. We will continue to defend against the pending KPNQwest litigation matters vigorously.

Other Matters

        Several putative class actions relating to the installation of fiber-optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in various courts in Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana (in both Illinois and Indiana there is a federal and a state court case), Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. For the most part, the complaints challenge our right to install our fiber-optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our fiber-optic cable in the right-of-way without the Plaintiffs' consent. Most of the actions purport to be brought on behalf of state-wide classes in the named Plaintiffs' respective states, although two of the currently pending actions purport to be brought on behalf of multi-state classes. Specifically, the Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin, and the Indiana state court action purports to be on behalf of a national class of landowners. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement that would have resolved all of the claims now asserted in the actions described above, except the action pending in Tennessee. On December 9, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. The parties are now engaged in negotiating and finalizing settlements on a state-by-state basis, and have filed and received final approval of settlements in Alabama and Illinois federal court, and in Tennessee state court. Final approval also has been granted in federal court actions in Idaho, Montana and North Dakota, to which Qwest is not a party. We have accrued an amount that we believe is probable for these matters; however, the amount is not material to our financial statements.

Other

        From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, various tax issues, environmental law issues, occasional grievance hearings before labor regulatory agencies and miscellaneous third party tort actions. The outcome of these other proceedings is not predictable. However, we do not believe that the ultimate resolution of these other proceedings, after considering available insurance coverage, will have a material adverse effect on our financial position, results of operations or cash flows.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(9) Commitments and Contingencies (Continued)

        On April 6, 2012, CenturyLink, Inc. increased the available borrowing capacity under its credit facility from $1.7 billion to $2.0 billion and extended the maturity to April 2017. Also, on April 18, 2012, CenturyLink, Inc. entered into a term loan in the amount of $440 million. Both of these obligations have been guaranteed by QCII and its wholly-owned subsidiary, Qwest Services Corporation ("QSC").

(10) Labor Union Contracts

        Over 50% of our employees are members of bargaining units represented by the Communications Workers of America and the International Brotherhood of Electrical Workers. Our current four-year collective bargaining agreements expire October 6, 2012.

(11) Dividends

        Effective June 30, 2012, our board of directors declared a dividend to our parent of $550 million. This dividend has been reflected on our balance sheet in "Dividends payable—CenturyLink, Inc."

(12) Financial Statements of Guarantors

        QCII and two of its subsidiaries, Qwest Capital Funding, Inc ("QCF") and QSC, guarantee the payment of certain of each other's registered debt securities. As of the successor date of June 30, 2012, each series of QCII's outstanding notes totaling approximately $1.4 billion in aggregate principal amount is guaranteed on a senior unsecured basis by QCF and QSC (the "QCII Guaranteed Notes"). These notes are guaranteed through their respective maturity dates, the latest of which is in April 2018. In addition, each series of QCF's outstanding notes totaling approximately $1 billion in aggregate principal amount is guaranteed on a senior unsecured basis by QCII (the "QCF Guaranteed Notes"). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2031. The guarantees described above are full and unconditional and joint and several. A significant amount of QCII's and QSC's income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries.

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

        Eligible employees of our subsidiaries participate in the QCII pension and non-qualified pension plan and may become eligible to participate in the post-retirement health care and life insurance, and other post-employment benefit plans sponsored by CenturyLink. The amounts contributed by our subsidiaries are not segregated or restricted to pay amounts due to their employees and may be used to provide benefits to our other employees or employees of other subsidiaries. We allocate the cost of pension, non-qualified pension, post-retirement health care and life insurance benefits and the associated obligations and assets to our subsidiaries and determine the subsidiaries' required contributions. The allocation is based upon demographics of each subsidiary's employees compared to all participants. In determining the allocated amounts, we make numerous assumptions. Changes in any of our assumptions could have a material impact on the expense allocated to our subsidiaries.

        During the first quarter of 2012, in connection with post-acquisition systems integration activities, CenturyLink changed certain cash management processes applicable to us. Therefore, we now present the balances related to these cash management transactions on a net basis with our other affiliate transactions.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2012
SUCCESSOR
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES:
Operating revenues	$—	—	2,736	—	2,736
Operating revenues—affiliates	—	1	100	(1)	100

Total operating revenues	—	1	2,836	(1)	2,836

OPERATING EXPENSES:
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,213	—	1,213
Selling, general and administrative	1	1	442	—	444
Operating expenses—affiliates	—	—	151	(1)	150
Depreciation and amortization	16	—	722	—	738

Total operating expenses	17	1	2,528	(1)	2,545

OPERATING (LOSS) INCOME	(17)	—	308	—	291
OTHER INCOME (EXPENSE)
Interest expense	(25)	(16)	(113)	—	(154)
Interest expense—affiliates	(21)	(28)	(8)	27	(30)
Interest income—affiliates	—	27	—	(27)	—
Income from equity investments in subsidiaries	91	15	—	(106)	—
Net loss on early retirement of debt	—	—	(45)	—	(45)
Other income (expense)	5	—	(3)	—	2

Total other income (expense)	50	(2)	(169)	(106)	(227)

INCOME (LOSS) BEFORE INCOME TAX (BENEFIT) EXPENSE	33	(2)	139	(106)	64
Income tax (benefit) expense	(4)	(93)	124	—	27

NET INCOME	$37	91	15	(106)	37

COMPREHENSIVE INCOME	$37	91	15	(106)	37

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
SUCCESSOR
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES:
Operating revenues	$—	—	5,461	—	5,461
Operating revenues—affiliates	—	3	214	(3)	214

Total operating revenues	—	3	5,675	(3)	5,675

OPERATING EXPENSES:
Cost of services and products (exclusive of depreciation and amortization)	—	—	2,388	—	2,388
Selling, general and administrative	3	3	922	—	928
Operating expenses—affiliates	—	—	302	(3)	299
Depreciation and amortization	34	—	1,445	—	1,479

Total operating expenses	37	3	5,057	(3)	5,094

OPERATING (LOSS) INCOME	(37)	—	618	—	581
OTHER INCOME (EXPENSE)
Interest expense	(64)	(34)	(226)	—	(324)
Interest expense—affiliates	(22)	(54)	(11)	53	(34)
Interest income—affiliates	—	53	—	(53)	—
Income from equity investments in subsidiaries	217	60	—	(277)	—
Net loss on early retirement of debt	—	—	(37)	—	(37)
Other income (expense)	13	—	(10)	—	3

Total other income (expense)	144	25	(284)	(277)	(392)

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	107	25	334	(277)	189
Income tax (benefit) expense	(7)	(192)	274	—	75

NET INCOME	$114	217	60	(277)	114

COMPREHENSIVE INCOME	$114	217	60	(277)	114

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011
SUCCESSOR
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES:
Operating revenues	$—	—	2,763	—	2,763
Operating revenues—affiliates	—	3	15	(12)	6

Total operating revenues	—	3	2,778	(12)	2,769

OPERATING EXPENSES:
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,141	—	1,141
Selling, general and administrative	5	3	648	—	656
Operating expenses—affiliates	—	—	44	(12)	32
Depreciation and amortization	22	—	780	—	802

Total operating expenses	27	3	2,613	(12)	2,631

OPERATING (LOSS) INCOME	(27)	—	165	—	138
OTHER INCOME (EXPENSE)
Interest expense	(44)	(18)	(88)	—	(150)
Interest expense—affiliates	(4)	(23)	1	26	—
Interest income—affiliates	—	26	—	(26)	—
Income from equity investments in subsidiaries	67	(52)	—	(15)	—
Net loss on early retirement of debt	—	—	(1)	—	(1)

Total other income (expense)	19	(67)	(88)	(15)	(151)

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(8)	(67)	77	(15)	(13)
Income tax (benefit) expense	5	(131)	126	—	—

NET (LOSS) INCOME	$(13)	64	(49)	(15)	(13)

COMPREHENSIVE (LOSS) INCOME	$(13)	64	(49)	(15)	(13)

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

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATING BALANCE SHEETS
JUNE 30, 2012
SUCCESSOR
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	27	14	—	41
Accounts receivable, less allowance	43	—	1,177	—	1,220
Accounts receivable—affiliates, net	—	1,109	1,208	(2,244)	73
Notes receivable—affiliates	—	1,413	—	(1,413)	—
Deferred income taxes, net	—	430	123	—	553
Other	23	—	283	—	306

Total current assets	66	2,979	2,805	(3,657)	2,193
Net property, plant and equipment	—	—	9,147	—	9,147
Goodwill	—	—	10,123	—	10,123
Customer relationships, net	—	—	6,300	—	6,300
Other intangible assets, net	92	—	1,330	—	1,422
Investments in subsidiaries	14,284	13,788	—	(28,072)	—
Deferred income taxes, net	1,102	1,029	—	(2,131)	—
Prepaid pension, post-retirement and other post-employment benefits—affiliate	2,777	76	957	(3,810)	—
Other	40	7	316	—	363

TOTAL ASSETS	$18,361	17,879	30,978	(37,670)	29,548

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	1,342	—	1,342
Accounts payable	—	1	735	—	736
Accounts payable—affiliates, net	794	—	—	(794)	—
Notes payable—affiliates	—	1,413	583	(1,413)	583
Dividends payable—affiliates	750	750	700	(1,450)	750
Accrued expenses and other liabilities	246	40	679	—	965
Advance billings and customers deposits	—	—	411	—	411

Total current liabilities	1,790	2,204	4,450	(3,657)	4,787

LONG-TERM DEBT	1,444	1,008	6,984	—	9,436

DEFERRED CREDITS AND OTHER LIABILITIES
Benefit plan obligations, net	3,124	—	—	—	3,124
Pension, post-retirement and other post-employment benefits obligations and other—affiliates	1,033	351	2,426	(3,810)	—
Deferred income taxes, net	—	—	2,832	(2,131)	701
Other	168	32	498	—	698

Total deferred credits and other liabilities	4,325	383	5,756	(5,941)	4,523
STOCKHOLDER'S EQUITY	10,802	14,284	13,788	(28,072)	10,802

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$18,361	17,879	30,978	(37,670)	29,548

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)
QSC is a guarantor of the QCII Guaranteed Notes.
(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2011
SUCCESSOR
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	40	8	—	48
Accounts receivable, less allowance	15	2	1,184	—	1,201
Accounts receivable—affiliates, net	211	336	36	(583)	—
Advances to affiliates	184	1,694	400	(1,536)	742
Deferred income taxes, net	—	438	121	—	559
Other	—	19	259	(13)	265

Total current assets	410	2,529	2,008	(2,132)	2,815
Net property, plant and equipment	—	—	9,461	—	9,461
Goodwill	—	—	10,123	—	10,123
Customer relationships, net	—	—	6,788	—	6,788
Other intangible assets, net	126	—	1,461	—	1,587
Investments in subsidiaries	14,856	13,999	—	(28,855)	—
Deferred income taxes, net	1,102	1,390	117	(2,609)	—
Prepaid pension, post-retirement and other post-employment benefits—affiliate	2,851	76	955	(3,882)	—
Other	36	7	338	—	381

TOTAL ASSETS	$19,381	18,001	31,251	(37,478)	31,155

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	117	—	117
Current debt—affiliates	122	1,413	—	(1,535)	—
Accounts payable	4	19	950	—	973
Accounts payable—affiliates, net	360	42	23	(31)	394
Dividends payable—affiliates	200	—	310	(310)	200
Accrued expenses and other liabilities	272	40	700	(1)	1,011
Accrued expenses and other—affiliates	1	62	192	(255)	—
Advance billings and customers deposits	—	—	400	—	400

Total current liabilities	959	1,576	2,692	(2,132)	3,095

LONG-TERM DEBT	2,767	1,009	8,403	—	12,179

DEFERRED CREDITS AND OTHER LIABILITIES
Benefit plan obligations, net	3,198	—	—	—	3,198
Pension, post-retirement and other post-employment benefits obligations and other—affiliates	1,031	344	2,507	(3,882)	—
Deferred income taxes, net	—	223	3,016	(2,609)	630
Other	150	31	596	—	777

Total deferred credits and other liabilities	4,379	598	6,119	(6,491)	4,605
STOCKHOLDER'S EQUITY	11,276	14,818	14,037	(28,855)	11,276

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$19,381	18,001	31,251	(37,478)	31,155

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)
QSC is a guarantor of the QCII Guaranteed Notes.
(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
SUCCESSOR
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(415)	(141)	1,647	(13)	1,078
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	—	—	(752)	—	(752)
Changes in advances to affiliates	184	128	(1,422)	1,779	669
Proceeds from sale of property	—	—	133	—	133

Net cash provided by (used in) investing activities	184	128	(2,041)	1,779	50

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	—	897	—	897
Payments of long-term debt	(1,299)	—	(952)	—	(2,251)
Early retirement of debt costs	(49)	—	(128)	—	(177)
Notes payable—affiliates	—	—	583	—	583
Accounts Payable—affiliates	1,579	—	—	(1,766)	(187)

Net cash used in financing activities	231	—	400	(1,766)	(1,135)

Net (decrease) increase in cash and cash equivalents	—	(13)	6	—	(7)
Cash and cash equivalents at beginning of period	—	40	8	—	48

Cash and cash equivalents at end of the period	$—	27	14	—	41

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2011
SUCCESSOR
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash provided by (used in) operating activities	$(76)	213	563	—	700
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	—	—	(347)	—	(347)
Cash infusion to subsidiaries	—	(168)	—	168	—
Changes in advances to affiliates	—	(243)	(272)	4	(511)
Dividends received from subsidiaries	—	120	—	(120)	—
Other, net	—	—	2	—	2

Net cash provided by (used in) investing activities	—	(291)	(617)	52	(856)

FINANCING ACTIVITIES
Payments of long-term debt	—	—	(851)	—	(851)
Net proceeds from (repayments of) short-term affiliate debt	76	(72)	—	(4)	—
Net proceeds from issuance of long-term debt	—	—	643	—	643
Cash infusion from parent	—	—	168	(168)	—
Dividends paid to parent	—	—	(120)	120	—
Early retirement of debt costs	—	—	(13)	—	(13)

Net cash used in financing activities	76	(72)	(173)	(52)	(221)

Net increase in cash and cash equivalents	—	(150)	(227)	—	(377)
Cash and cash equivalents at beginning of period	—	183	241	—	424

Cash and cash equivalents at end of the period	$—	33	14	—	47

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

        As discussed in Note 2—Acquisition by CenturyLink, on April 1, 2011, we became a wholly owned subsidiary of CenturyLink in connection with a stock-for-stock acquisition. The aggregate consideration was approximately $12.273 billion, calculated in the manner described in Note 2—Acquisition by CenturyLink.

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

        The discussion in MD&A of our performance for the six months ended June 30, 2011 is presented on a combined basis for the predecessor and successor periods in 2011. We believe this presentation allows the results of operations for this period to be more readily compared to the comparable six-month period in 2012.

        We have incurred operating expenses related to CenturyLink's acquisition of us, which consist primarily of integration and severance expenses. The table below summarizes our acquisition-related expenses:

	Successor			Predecessor	Combined
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011	Six Months Ended June 30, 2011
	(Dollars in millions)
Acquisition-related expenses	$3	29	127	3	130

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

        We currently categorize our products, services and revenues among the following four categories:

  •
  Strategic services, which include primarily private line (including special access), broadband, Multi-Protocol Label Switching ("MPLS") (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), Ethernet, hosting, video (including resold satellite video services), voice over Internet Protocol ("VoIP") and Verizon Wireless services;

  •
  Legacy services, which include primarily local, long-distance, integrated services digital network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations);

  •
  Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers; and

  •
  Affiliates and other services, which consist primarily of universal service funds ("USF") revenues and surcharges and services we provide to our affiliates. We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services and network support and technical services.

        During the first quarter of 2012, we reclassified certain prior period revenues between the aforementioned four categories to conform to the current period presentation.

        As of the successor date of June 30, 2012, we served approximately 3.2 million broadband subscribers. As described below, during the second quarter of 2012, we updated our methodology for counting broadband subscribers to include business and wholesale subscribers instead of only retail and small business subscribers. We also operated approximately 8.3 million access lines, which are telephone lines reaching from the customers' premises to a connection with the public switched telephone network. We count access lines when we install the service. Our methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. Our methodology for counting our access lines may not be comparable to those of other companies.

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

  •
  Strategic services.  We continue to see shifts in the makeup of our total revenues as customers move to strategic services, such as private line, broadband and video services, from legacy services, such as local and access services. Revenues from our strategic services represented 44% and 43% of our total revenues for the successor three months ended June 30, 2012 and 2011, respectively, and 43% of our total revenues for both the successor six months ended June 30, 2012 and the combined six months ended June 30, 2011, and we expect that this percentage will continue to grow. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. We believe that continually increasing connection speeds is important to remaining competitive in our industry. As a result, we continue to invest in our fiber to the node ("FTTN") deployment, which allows for the delivery of higher speed broadband services than would otherwise generally be available through a more traditional telecommunications network made up of only copper wires. In addition to our FTTN deployment, we continue to expand our product offerings, including Ethernet and MPLS, and enhance our marketing efforts as we compete in a mature market in which most consumers already have broadband services. While traditional broadband services are declining, they have been more than offset by growth in fiber based broadband services. We expect these efforts will improve our ability to compete and increase our broadband revenues. Another trend impacting our strategic services is the deployment of fiber-based special access services provided to wireless carriers, which in many cases replaces existing copper-based special access services. We ultimately believe the growth in fiber-based special access services provided to wireless carriers for backhaul will, over time, offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration is uncertain.

  •
  Legacy services.  Revenues from our legacy services represented 43% and 48% of our total revenues for the successor three months ended June 30, 2012 and 2011, respectively, and 44% and 49% of our total revenues for the successor six months ended June 30, 2012 and the combined six months ended June 30, 2011, respectively, and we expect that this percentage will continue to decline. Our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of access line revenues, we continue to offer service bundling and other product promotions to help mitigate this trend, as described below.

  •
  Data integration.  We expect both data integration revenue and the related costs will fluctuate from quarter to quarter as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal government customers.

  •
  Service bundling and product promotions.  We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video, long-distance and wireless. While our video and wireless services are an important piece of our customer retention strategy, they do not significantly contribute to our strategic services revenues. However, we believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. While bundle price discounts have resulted in lower average revenues for our individual products, we believe service bundles continue to positively impact our customer retention and our ability to compete with other telecommunications service providers. In addition to our bundle discounts, we also offer from time to time limited time promotions on our broadband service, which we believe further aids our ability to attract and retain customers and increase usage of our services.

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

  •
  Strategic capital investment.  Our capital expenditures continue to be focused on our strategic services such as broadband and the deployment of fiber to the tower ("FTTT"). FTTT is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network.

        While these trends are important to understanding and evaluating our financial results, the other transactions, additional events, uncertainties and trends discussed in "Risk Factors" in Item 1A of Part II of this report may also materially impact our business operations and financial results.

Results of Operations

        The following table summarizes our results of operations:

	Successor			Predecessor	Combined
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011	Six Months Ended June 30, 2011
	(Dollars in millions)
Operating revenues	$2,836	5,675	2,769	2,846	5,615
Operating expenses	2,545	5,094	2,631	2,267	4,898

Operating income	291	581	138	579	717
Other income (expense)	(227)	(392)	(151)	(222)	(373)
Income tax expense	27	75	—	146	146

Net income (loss)	$37	114	(13)	211	198

        The following table summarizes certain of our operational metrics:

	Successor
	As of June 30, 2012	As of June 30, 2011	Increase/ (Decrease)	% Change
	(in thousands)
Broadband subscribers	3,248	3,101	147	5%
Access lines	8,276	8,804	(528)	(6)%
Employees	25,600	27,600	(2,000)	(7)%

        During the second quarter of 2012, we updated our methodology for counting broadband subscribers to better align with the methodology used by our parent company, CenturyLink. We have restated our previously reported amounts to reflect this change.

        Our access line methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. Our methodology also excludes unbundled loops and includes stand-alone broadband subscribers.

Operating Revenues

        The following tables summarize our operating revenues:

	Successor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Increase/ (Decrease)	% Change
	(Dollars in millions)
Strategic services	$1,235	1,194	41	3%
Legacy services	1,227	1,333	(106)	(8)%
Data integration	140	118	22	19%
Affiliates and other services	234	124	110	89%

Total operating revenues	$2,836	2,769	67	2%

					Increase/ (Decrease)
						% Change
	Successor		Predecessor	Combined
					Successor 2012 v Combined 2011	Successor 2012 v Combined 2011
	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011	Six Months Ended June 30, 2011
	(Dollars in millions)
Strategic services	$2,457	1,194	1,200	2,394	63	3%
Legacy services	2,484	1,333	1,400	2,733	(249)	(9)%
Data integration	256	118	123	241	16	7%
Affiliates and other services	478	124	123	247	230	93%

Total operating revenues	$5,675	2,769	2,846	5,615	60	1%

  Strategic Services

        Strategic services revenues increased in both of the comparative periods reflected in the tables above due to an increase in the volume of our Ethernet and MPLS services and higher broadband revenues resulting from increases in broadband customers and average broadband rates attributable to increased sales of higher speed broadband services. Our growth in revenues was partially offset by decreased sales volumes of our private line services.

  Legacy Services

        Legacy services revenues decreased in both of the comparative periods as a result of lower local and long-distance services revenues due to access line loss and reduced access services usage related to the above-described competitive pressures and product substitution. Legacy services revenues also decreased in both of the comparative periods due to lower revenues from our traditional WAN services caused by customer migration, product substitution and increased competition. Part of the decrease in legacy services revenues for the successor six months ended June 30, 2012 compared to the combined six months ended June 30, 2011 is attributable to lower amortization of deferred revenue due to predecessor deferred installation and activation revenue being assigned no value at the acquisition date.

  Data Integration

        Revenues from data integration increased in both of the comparative periods primarily due to increased equipment sales and professional services, including network management, security and integration of customer premises equipment.

  Affiliates and Other Services

        Affiliates and other services revenues increased in both of the comparative periods primarily due to a change in methodology effective January 1, 2012 that resulted in both higher affiliate revenues and expenses for us. See Note 1—Basis of Presentation. A portion of the increase in affiliates and other services revenues for the successor six months ended June 30, 2012 compared to the combined six months ended June 30, 2011 is attributable to telecommunications services we provided to affiliates since CenturyLink's April 1, 2011 acquisition of us.

Operating Expenses

        The following tables summarize our operating expenses:

	Successor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,213	1,141	72	6%
Selling, general and administrative	444	656	(212)	(32)%
Operating expenses—affiliates	150	32	118	nm
Depreciation and amortization	738	802	(64)	(8)%

Total operating expenses	$2,545	2,631	(86)	(3)%

					Increase/ (Decrease)
						% Change
	Successor		Predecessor	Combined
					Successor 2012 v Combined 2011	Successor 2012 v Combined 2011
	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011	Six Months Ended June 30, 2011
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,388	1,141	1,178	2,319	69	3%
Selling, general and administrative	928	656	556	1,212	(284)	(23)%
Operating expenses—affiliates	299	32	—	32	267	nm
Depreciation and amortization	1,479	802	533	1,335	144	11%

Total operating expenses	$5,094	2,631	2,267	4,898	196	4%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

        Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain legacy systems to the historical systems of our parent, CenturyLink. This transition resulted in an estimated $20 million to $30 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if we had continued to use our legacy systems and a corresponding estimated $20 million to $30 million decrease in operating expenses for the successor six months ended June 30, 2012. This change is expected to result in an estimated operating expense reduction of approximately $30 million to $50 million for the successor year ending December 31, 2012.

  Cost of Services and Products (exclusive of depreciation and amortization)

        Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which are expenses we incur from using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses (such as data integration and modem expenses); costs for USF (which reflect our contributions to certain federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things); and other expenses directly related to our network and hosting operations.

        These expenses increased in both of the comparative periods reflected in the tables above primarily due to increased customer premise equipment costs, professional fees, and USF contribution rates, as well as a paid time off accounting adjustment for our union employees.

  Selling, General and Administrative

        Selling, general and administrative expenses are expenses incurred in selling products and services to our customers, corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; taxes (such as property and other taxes) and fees; external commissions; bad debt expense; and other operating expenses.

        These expenses decreased in the six-month comparative periods reflected in the tables above primarily due to a decrease in acquisition-related expenses. The remainder of these decreases is also due to decreased pension expense, professional fees and marketing and advertising expense during both of the comparable periods presented.

  Operating Expenses—Affiliates

        Effective January 1, 2012, in connection with post-acquisition systems integration activities, we adopted the affiliate expense allocation methodology used by our parent. This methodology results in certain overhead costs incurred by us and by our parent that were previously assessed to us on a net basis now being assessed on a gross basis both to and from our parent, resulting in both higher affiliate revenues and expenses for us. We believe this change, resulting from systems integration activities, did not have a significant impact to our net income for the successor three and six months ended June 30, 2012.

        Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunications services, marketing and employee related support services provided to us by CenturyLink and certain of its subsidiaries. A portion of the increase in operating expenses-affiliates for the successor six months ended June 30, 2012 compared to the combined six months ended June 30, 2011 is attributable to incurring these intercompany expenses for the entire 2012 period compared to only half of the 2011 period.

Depreciation and Amortization

        The following tables provide detail regarding depreciation and amortization expense:

	Successor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Increase/ (Decrease)	% Change
	(Dollars in millions)
Depreciation	$374	403	(29)	(7)%
Amortization	364	399	(35)	(9)%

Total depreciation and amortization	$738	802	(64)	(8)%

					Increase/ (Decrease)
						% Change
	Successor		Predecessor	Combined
					Successor 2012 v Combined 2011	Successor 2012 v Combined 2011
	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011	Six Months Ended June 30, 2011
	(Dollars in millions)
Depreciation	$752	403	475	878	(126)	(14)%
Amortization	727	399	58	457	270	59%

Total depreciation and amortization	$1,479	802	533	1,335	144	11%

        In connection with us being acquired as of April 1, 2011, our property, plant and equipment was recognized at fair value, which reduced the recognized amounts of our net property, plant and equipment. This decrease in asset value resulted in $77 million lower depreciation expense for the successor six months ended June 30, 2012, as compared to the combined six months ended June 30, 2011. Effective January 1, 2012, we also changed our estimates of the economic lives of certain telecommunications equipment. These changes resulted in an additional decrease to depreciation expense of approximately $23 million and $46 million for the successor three and six months ended June 30, 2012, respectively.

        The accounting for CenturyLink's acquisition of us also resulted in additional amortizable intangible assets, which increased amortization expense approximately $261 million for the successor six months ended June 30, 2012, as compared to the combined six months ended June 30, 2011. In addition, our capitalized software was also recognized at fair value, which resulted in an increase of $59 million in amortization expense for the successor six months ended June 30, 2012, as compared to the combined six months ended June 30, 2011. These increases were offset by $54 million in lower amortization expense for the successor six months ended June 30, 2012 due to lower net investment in our capitalized software.

Other Consolidated Results

        The following tables summarize our total other income (expense) and income tax expense:

	Successor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Increase/ (Decrease)	% Change
	(Dollars in millions)
Interest expense	$(154)	(150)	4	3%
Interest expense—affiliates	(30)	—	30	nm
Net loss on early retirement of debt	(45)	(1)	44	nm
Other income	2	—	2	nm

Total other income (expense)	$(227)	(151)	76	50%

Income tax expense	$27	—	27	nm

					Increase/ (Decrease)
						% Change
	Successor		Predecessor	Combined
					Successor 2012 v Combined 2011	Successor 2012 v Combined 2011
	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011	Six Months Ended June 30, 2011
	(Dollars in millions)
Interest expense	$(324)	(150)	(227)	(377)	(53)	(14)%
Interest expense—affiliates	(34)	—	—	—	34	nm
Net loss on early retirement of debt	(37)	(1)	—	(1)	36	nm
Other income	3	—	5	5	(2)	(40)%

Total other income (expense)	$(392)	(151)	(222)	(373)	19	5%

Income tax expense	$75	—	146	146	(71)	(49)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

  Interest Expense

        Interest expense during the successor three months ended June 30, 2012 compared to the successor three months ended June 30, 2011 remained relatively flat. Interest expense decreased $53 million during the successor six months ended June 30, 2012, compared to the combined six months ended June 30, 2011, primarily due to the a decrease in the interest rates of debt securities issued and those retired. This was partially offset by a reduction in the amount of debt premium amortization due to the retirement of several debt securities, which have carried premiums since CenturyLink's acquisition of us.

  Interest Expense—Affiliates

        Interest expense increased during the successor three and six months ended June 30, 2012 primarily due to increased affiliate loan balances, which QCII used to retire several debt securities during the period. The increase is also due to CenturyLink's cash management arrangement between certain of its subsidiaries, including us, under which the majority of our cash balance is transferred on a daily basis to CenturyLink. We report the balance of these transfers on our balance sheet as advances to affiliates.

  Net Loss on Early Retirement of Debt

        During the second quarter of 2012, QCII redeemed $500 million of its 7.50% Notes due 2014, which resulted in an immaterial gain. During the second quarter of 2012, Qwest Corporation ("QC") completed a premium-priced cash tender offer to purchase a portion of its $811 million of 8.375% Notes due 2016 and its $400 million of 7.625% Notes due 2015. With respect to its 8.375% Notes due 2016, QC received and accepted tenders of approximately $575 million aggregate principal amount of these notes, or 71%, for $722 million including a premium, fees and accrued interest. With respect to its 7.625% Notes due 2015, QC received and accepted tenders of approximately $308 million aggregate principal amount of these notes, or 77%, for $369 million including a premium, fees and accrued interest. The completion of this tender offer resulted in a loss of $46 million.

        In the first quarter of 2012, QCII redeemed $800 million of its 7.50% Notes due 2014, which resulted in an immaterial gain.

  Income Tax Expense

        Income tax expense for the successor six months ended June 30, 2012 was $75 million, or an effective tax rate of 39.7%, as compared to income tax expense for the combined six months ended June 30, 2011 of $146 million, or an effective tax rate of 42.4%.

Liquidity and Capital Resources

Overview

        We are a wholly owned subsidiary of CenturyLink. As such, factors relating to, or affecting, CenturyLink's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

        CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis to CenturyLink. From time to time we may declare and pay dividends to CenturyLink, using cash repaid to us under these advances, which has the net effect of reducing the amount of these advances. Given our upgrade to an investment grade rating on April 1, 2011, our debt covenants do not currently limit the amount of dividends we can pay to CenturyLink. Given our cash management arrangement with CenturyLink and the resulting amounts due to us from CenturyLink, a significant component of our liquidity is dependent upon CenturyLink's ability to repay its obligation to us.

        As of the successor date of June 30, 2012, we had a working capital deficit of $2.6 billion, reflecting current liabilities of $4.8 billion and current assets of $2.2 billion, compared to a working capital deficit of $280 million as of the successor date of December 31, 2011. The change in our working capital position is primarily due to a $1.2 billion increase in current maturities of long-term debt due to our anticipation of retiring $484 million aggregate principal amount of QC debt on July 20, 2012 (discussed below). The change in our working capital position is also due to a $669 million reduction in the amounts owed to us by our affiliates during the first half of 2012.

Debt and Other Financing Arrangements

        Subject to market conditions, from time to time we expect to continue to issue debt securities through QC to refinance its maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned QC by the three major credit rating agencies, among other factors.

        On July 20, 2012, QC redeemed all $484 million of its 7.5% Notes due 2023, which resulted in an immaterial loss.

        On June 25, 2012, QC issued $400 million aggregate principal amount of 7.00% Notes due 2052 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $387 million. The notes are unsecured obligations and may be redeemed, in whole or in part, on or after July 1, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

        On May 17, 2012, QCII redeemed $500 million of its 7.50% Notes due 2014, which resulted in an immaterial gain.

        On April 18, 2012, QC completed a cash tender offer to purchase a portion of its $811 million of 8.375% Notes due 2016 and its $400 million of 7.625% Notes due 2015. With respect to its 8.375% Notes due 2016, QC received and accepted tenders of approximately $575 million aggregate principal amount of these notes, or 71%, for $722 million including a premium, fees and accrued interest. With respect to its 7.625% Notes due 2015, QC received and accepted tenders of approximately $308 million aggregate principal amount of these notes, or 77%, for $369 million including a premium, fees and accrued interest. The completion of this tender offer resulted in a loss of $46 million. In connection with consummating this tender offer, QC borrowed from a CenturyLink affiliate approximately $583 million under a revolving promissory note, payable upon demand. The promissory note is unsecured and is pari passu to QC's Senior Notes.

        On April 2, 2012, QC issued $525 million aggregate principal amount of 7.00% Notes due 2052 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $508 million. The notes are unsecured obligations and may be redeemed, in whole or in part, on or after April 1, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

        On March 1, 2012, QCII redeemed $800 million of its 7.50% Notes due 2014, which resulted in an immaterial gain.

        On April 6, 2012, CenturyLink amended and restated its $1.7 billion revolving credit facility to increase the aggregate principal amount available to $2.0 billion and to extend the maturity date to April 2017. This amended credit facility (the "Credit Facility") has 18 lenders, with commitments ranging from $2.5 million to $177 million and allows CenturyLink to obtain revolving loans and to issue up to $400 million of letters of credit, which will reduce the amount available for other extensions of credit. Interest will be assessed on future borrowings using either LIBOR or the base rate (as defined in the Credit Facility) plus an applicable margin between 1.25% and 2.25% per annum for LIBOR loans and 0.25% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. CenturyLink's obligations under the Credit Facility are guaranteed by QCII and its wholly-owned subsidiary, Qwest Services Corporation ("QSC"). As of the successor date of June 30, 2012, there was $250 million in borrowings and zero in letters of credit outstanding under the Credit Facility. CenturyLink also maintains a separate letter of credit arrangement with a financial institution to which we have access.

        On April 18, 2012, CenturyLink, Inc. entered into a term loan in the amount of $440 million, which has been guaranteed by QCII and its wholly-owned subsidiary, QSC.

        As of the successor date of June 30, 2012, we believe we were in compliance with the provisions and covenants of our debt agreements.

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

        Our capital expenditures continue to be focused on primarily our broadband services. Throughout 2012, we anticipate that our fiber investment, which includes FTTT, will be slightly lower to that spent in 2011. FTTT is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network.

        CenturyLink has agreed to accept approximately $35 million of the $90 million available to it from Phase 1 of the Federal Communications Commission's ("FCC") Connect America Fund ("CAF") established by Congress to help telecommunications carriers defray the cost of providing broadband access to remote customers. Of the $35 million, QC will receive approximately $30 million and intends to use the funds to deploy broadband service for up to 39,000 homes in unserved rural areas principally in Colorado, Minnesota, New Mexico and Washington. CenturyLink has determined that restrictions on the use of these funds have made acceptance of additional CAF funds uneconomical. CenturyLink has, however, filed with the FCC a waiver application, which, if granted, would allow QC to deploy broadband services with CAF funds to approximately 56,000 more homes in high-cost unserved areas in its markets.

Pension and Post-retirement Benefit Obligations

        We are subject to material obligations under our existing defined benefit pension and other post-retirement benefit plans. The accounting funding status of our plans is measured annually at December 31. As of the successor date of December 31, 2011, the accounting unfunded status of our pension and other post-retirement benefit obligations was $650 million and $2.7 billion, respectively. See Note 8—Employee Benefits of our Form 10-K for the year ended December 31, 2011 for additional information about our pension and other post-retirement benefit arrangements.

        Benefits paid by our qualified pension plan are paid through a trust and contributions required to be made to the trust are governed by the Employee Retirement Income Security Act of 1974, as amended. On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act ("MAP-21") was signed into law. This legislation contains pension-related provisions which, among other things, provide near-term relief from the impact of recent low interest rates on pension funding requirements and an increase in the premiums paid to the Pension Benefit Guaranty Corporation ("PBGC"). Under MAP-21, companies will be permitted to calculate their pension obligations based on 25-year historic average rates, which exceed the two-year average rates being used prior to the legislation. Consequently, this legislation will lower the amount of required pension plan contributions. This relief is available commencing in 2012, but gradually decreases each year through 2016, at which time the reduced level of relief is frozen with respect to future years. Based on several assumptions, we have projected that this relief will reduce our pension plan funding requirements over the next five years by approximately $600 million, which will correspondingly enhance our cash flows over this period. The legislation will not, however, affect pension liabilities recorded on our financial statements under generally accepted accounting principles and, consequently, the near-term funding relief could increase our future pension plan contributions in later years. Partially, offsetting this benefit, MAP-21 provides for an annual increase beginning in 2013 to both the fixed premiums, based on plan participants, and the variable premiums, based on unfunded vested benefits, paid to PBGC. Based on various assumptions, we estimate that our premiums payable to PBGC over the next five years will increase by $38 million as a result of the new legislation. The actual amount of required contributions to our plans, and premiums paid to PBGC, will depend on earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plan benefits and any further changes in funding laws and regulations.

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

        Our estimated annual long-term rate of return on the pension and post-retirement plans trust assets is 7.5% based on the assets currently held; however, actual returns could vary widely in any given year.

Historical Information

        The following table summarizes our cash flow activities:

					Increase/ (Decrease)
	Successor		Predecessor	Combined
					Successor 2012 v Combined 2011
	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011	Six Months Ended June 30, 2011
	(Dollars in millions)
Net cash provided by operating activities	$1,078	700	777	1,477	(399)
Net cash provided by (used in) investing activities	50	(856)	(408)	(1,264)	1,314
Net cash used in financing activities	(1,135)	(221)	(317)	(538)	597

        Net cash provided by operating activities decreased primarily due to the repayment to our parent for pension plan contributions they made on our behalf in December 2011. For additional information about our operating results, see "Results of Operations" above.

        Net cash provided by investing activities increased in the successor six months ended June 30, 2012 primarily due to changes in advances to affiliates. During the successor six months ended June 30, 2012, we received $669 million from our affiliates compared to $511 million we advanced to our affiliates during the combined six months ended June 30, 2011. The increase in cash provided by investing activities is also due to $133 million of proceeds from the sale of property during the successor six months ended June 30, 2012.

        Net cash used in financing activities increased in the successor six months ended June 30, 2012 primarily due to $1.2 billion of additional payments of long-term debt and $164 million of additional early retirement of debt costs compared to the combined six months ended June 30, 2011. These increases were offset by $583 million provided by notes payable to our affiliates, as well as a $254 million increase in the net proceeds from the issuance of debt securities.

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

        As of the successor date of June 30, 2012, we paid certain costs that were associated with CenturyLink's acquisition of us. These costs include compensation costs comprised of retention bonuses and severance. The final amounts and timing of the compensation costs to be paid is partially dependent upon personnel decisions that continue to be made as part of the continuing integration process. These amounts may be material.

        In accounting for CenturyLink's acquisition of us, we recognized our debt securities at their estimated fair values, which totaled $12.292 billion as of April 1, 2011. Our acquisition date fair value estimates were based primarily on quoted market prices in active markets and other observable inputs where quoted market prices were not available. The fair value of our debt securities exceeded their stated principal balances on the acquisition date by $693 million, which we recorded as premium.

        The table below summarizes the premiums recognized as a reduction to interest expense or extinguished during the periods indicated:

	Successor
	Six Months Ended June 30, 2012	Nine Months Ended December 31, 2011	Total Since Acquisition
	(Dollars in millions)
Amortized	$48	154	202
Extinguished(1)	140	58	198

Total premiums recognized	$188	212	400

(1)
See "Debt and Other Financing Arrangements" for more information.

        The remaining premium of $293 million as of the successor date of June 30, 2012 will reduce interest expense in future periods, unless otherwise extinguished.

Other Matters

        We also are involved in various legal proceedings that could have a material adverse effect on our financial position. See Note 9—Commitment and Contingencies for the current status of such legal proceedings.

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements or (ii) discussed under the heading "Market Risk" below. There were no substantial changes to our off-balance sheet arrangements or contractual obligations in the successor six months ended June 30, 2012, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

Market Risk

        We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

        From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of the successor date of June 30, 2012, we had no such instruments outstanding.

        There were no material changes to market risks arising from changes in interest rates for the successor six months ended June 30, 2012, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

        In addition to historical information, this MD&A includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including those arising out of the Federal Communications Commission's October 27, 2011 order regarding intercarrier compensation and the USF, among other things); our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by CenturyLink's recent acquisitions of Savvis, us and Embarq; CenturyLink's ability to successfully integrate the operations of Savvis and us into its operations, including the possibility that the anticipated benefits from these acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; CenturyLink's and our ability to use net operating loss carryovers in projected amounts; CenturyLink's ability to effectively manage its expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; any adverse developments in legal proceedings involving CenturyLink or us; unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in CenturyLink's or our pension funding requirements or otherwise; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report (including in "Risk Factors" in Item 1A of Part II of this report) or other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of our forward-looking statements for any reason.

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

        Glen F. Post, III, the Chief Executive Officer of CenturyLink and us, and R. Stewart Ewing, Jr., the Chief Financial Officer of CenturyLink and us, have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of June 30, 2012. Based on that evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting during the second quarter of 2012 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

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

        We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. We are facing greater competition from cable companies, wireless providers, broadband companies, resellers and sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. In addition, regulatory developments over the past several years have generally increased competitive pressures on our business. Due to some of these and other factors, we continue to lose access lines.

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

        We have taken a variety of steps to counter these declines, including:

  •
  an increased focus on selling a broader range of strategic services, including broadband, video (including resold satellite video services) and wireless voice services provided by Verizon Wireless; and

  •
  greater use of service bundles.

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

Risks Relating to our Recent Acquisition

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

  •
  the additional complexities of combining two companies with different histories, regulatory restrictions, sales forces, marketing strategies, product markets and customer bases;

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

        As described in Note 9—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report and Item 1of Part I of CenturyLink's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, CenturyLink and us are involved in several legal proceedings that, if resolved against them or us, could have a material adverse effect on their, as well as our, business and financial condition. These matters include certain KPNQwest matters, which present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of euros (equating to billions of dollars) in damages. We continue to defend against these matters vigorously and are currently unable to provide any estimate as to the timing of their resolution.

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

        There are other material proceedings pending against CenturyLink and us, as described in Note 9—Commitments and Contingencies to our consolidated financial statements in Item 1of Part I of this report, and Item 1of Part I of CenturyLink's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

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

        As a diversified full service incumbent local exchange carrier ("ILEC"), we have traditionally been subject to significant regulation that does not apply to many of our competitors. This regulation imposes substantial compliance costs on us and restricts our ability to change rates, to compete and to respond rapidly to changing industry conditions. As our business becomes increasingly competitive, regulatory disparities between us and our competitors could impede our ability to compete.

We are subject to franchising requirements that could impede our expansion opportunities.

        We may be required to obtain from municipal authorities operating franchises to install or expand facilities. Some of these franchises may require us to pay franchise fees. These franchising requirements generally apply to our fiber transport and competitive local exchange carrier ("CLEC") operations. These requirements could delay us in expanding our operations or increase the costs of providing these services.

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

        Our parent, CenturyLink, and we continue to carry significant debt. As of June 30, 2012, our consolidated debt was approximately $10.8 billion, which was included in CenturyLink's consolidated debt of approximately $21.6 billion as of that date. Approximately $3.0 billion of CenturyLink's debt securities, which includes approximately $1.9 billion of our debt securities, come due over the next three years. While we currently believe CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future condition or that of CenturyLink, the credit markets or the economy generally. We may have unexpected expenses and liabilities, and we may have limited access to financing.

        We expect to periodically require financing to meet our debt obligations as they come due. Due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if we are required to contribute a material amount of cash to our collective pension plans, if we are required to begin to pay other post-retirement benefits significantly earlier than is anticipated, if CenturyLink or we become subject to significant judgments or settlements in one or more of the matters discussed in Note 9—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report or Item 1 of Part I in CenturyLink's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. If we are able to obtain additional financing, our credit ratings could be adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our debt obligations.

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

        The funded status of our qualified pension plan is the difference between the value of plan assets and the benefit obligation. The accounting unfunded status of our qualified pension plan was $627 million as of December 31, 2011. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in our benefit obligation or a significant decrease in the value of plan assets. These adverse changes could require us to contribute a material amount of cash to our pension plan or could accelerate the timing of required cash payments. Based on current laws and circumstances, (i) we will not be required to make a cash contribution to this plan in 2012 and (ii) we do not expect we will be required to make a contribution in 2013. The amount of required contributions to our plan in 2013 and beyond will depend on earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on our liquidity by reducing our cash flows.

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

        As of June 30, 2012, we had approximately 26,000 employees, of which approximately 13,000, or 50%, were members of either the International Brotherhood of Electrical Workers ("IBEW") or the Communications Workers of America ("CWA"). From time to time, our labor agreements with these unions lapse, and we typically negotiate the terms of new agreements. Our current four-year agreements with the IBEW and CWA will expire October 6, 2012. We cannot predict the outcome of these negotiations.

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
4.2
Indenture, dated as of April 15, 1990, by and between Northwestern Bell Telephone Company (predecessor to Qwest Corporation) and The First National Bank of Chicago (incorporated by reference to Exhibit 4.5(b) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No. 001-07784) filed with the Securities and Exchange Commission on May 10, 2012).
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

Exhibit Number	Description
4.3	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc. (currently named Qwest Capital Funding, Inc.), U S WEST, Inc. (predecessor to Qwest Communications International Inc.) and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4(a) of U S WEST, Inc.'s Current Report on Form 8-K (File No. 001-14087) filed with the Securities and Exchange Commission on November 18, 1998).
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

Exhibit Number	Description
	e.	Sixth Supplemental Indenture, dated as of April 13, 2009, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on April 13, 2009).
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
j.
Eleventh Supplemental Indenture, dated as of June 25, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on June 22, 2012).
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
4.8
Revolving Promissory Note, dated as of April 18, 2012, pursuant to which Qwest Corporation may borrow from an affiliate of CenturyLink, Inc. up to $1.0 billion on a revolving basis (incorporated by reference to Exhibit 4.7(b) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No 001-07784) filed with the Securities and Exchange Commission on August 9, 2012).
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
31.1*	Certification of the Chief Executive Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Communications International Inc. for the period ended June 30, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholder's Equity (Deficit) and (vi) the Notes to the Consolidated Financial Statements.

*
Exhibit filed herewith.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2012.

QWEST COMMUNICATIONS INTERNATIONAL INC., A DELAWARE CORPORATION
By:	/s/ DAVID D. COLE David D. Cole Senior Vice President, Controller and Operations Support (Chief Accounting Officer)