Form 10-Q
period 2012-09-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2012-11-13
CIK 1037949

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
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

        THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF CENTURYLINK, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM USING A REDUCED DISCLOSURE FORMAT.

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

        On November 13, 2012, there were 1,000 shares of common stock outstanding.

*
All references to "Notes" in this quarterly report refer to these Notes to Consolidated Financial Statements.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Successor				Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$2,712	2,744	8,173	5,507	2,846
Operating revenues—affiliates	113	21	327	27	—

Total operating revenues	2,825	2,765	8,500	5,534	2,846

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,227	1,185	3,615	2,326	1,178
Selling, general and administrative	384	525	1,312	1,181	556
Operating expenses—affiliates	165	36	464	68	—
Depreciation and amortization	727	796	2,206	1,598	533

Total operating expenses	2,503	2,542	7,597	5,173	2,267

OPERATING INCOME	322	223	903	361	579
OTHER INCOME (EXPENSE)
Interest expense	(147)	(158)	(471)	(308)	(227)
Interest expense—affiliates	(37)	—	(71)	—	—
Net loss on early retirement of debt	(1)	—	(38)	(1)	—
Other income	—	—	3	—	5

Total other income (expense)	(185)	(158)	(577)	(309)	(222)

INCOME BEFORE INCOME TAX EXPENSE	137	65	326	52	357
Income tax expense	54	33	129	33	146

NET INCOME	$83	32	197	19	211

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Successor				Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
NET INCOME	$83	32	197	19	211

OTHER COMPREHENSIVE INCOME:
Defined benefit pension and post-retirement plans, net of $—, $—, $—, $— and $(4) tax	—	—	—	—	7

COMPREHENSIVE INCOME	$83	32	197	19	218

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Successor
	September 30, 2012	December 31, 2011
	(Dollars in millions, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$54	48
Accounts receivable, less allowance of $75 and $62	1,237	1,201
Advances to affiliates	770	742
Deferred income taxes, net	549	559
Other	334	265

Total current assets	2,944	2,815
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	11,365	10,679
Accumulated depreciation	(2,248)	(1,218)

Net property, plant and equipment	9,117	9,461
GOODWILL AND OTHER ASSETS
Goodwill	10,123	10,123
Customer relationships, net	6,059	6,788
Other intangible assets, net	1,355	1,587
Other	390	381

Total goodwill and other assets	17,927	18,879

TOTAL ASSETS	$29,988	31,155

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,407	117
Accounts payable	765	973
Accounts payable—affiliates, net	—	394
Notes payable—affiliates	1,985	—
Dividends payable—CenturyLink, Inc.	—	200
Accrued expenses and other liabilities
Salaries and benefits	526	469
Income and other taxes	271	263
Interest	187	175
Other	125	104
Advance billings and customer deposits	433	400

Total current liabilities	5,699	3,095
LONG-TERM DEBT	8,849	12,179
DEFERRED CREDITS AND OTHER LIABILITIES
Benefit plan obligations, net	3,102	3,198
Deferred income taxes, net	746	630
Other	707	777

Total deferred credits and other liabilities	4,555	4,605

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDER'S EQUITY
Common stock—$0.01 par value, 1,000 shares authorized, issued and owned by CenturyLink	—	—
Additional paid-in capital	12,273	12,273
Accumulated other comprehensive loss	(446)	(446)
Accumulated deficit	(942)	(551)

Total stockholder's equity	10,885	11,276

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$29,988	31,155

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Successor		Predecessor
	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$197	19	211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,206	1,598	533
Deferred income taxes	117	28	145
Provision for uncollectible accounts	73	38	19
Long-term debt (premium) discount amortization	(67)	(120)	6
Net loss on early retirement of debt	38	1	—
Changes in current assets and current liabilities:
Accounts receivable	(80)	(55)	61
Accounts payable	(51)	(24)	(71)
Accounts receivable and payable—affiliates, net	(307)	49	—
Accrued income and other taxes	(1)	(31)	31
Other current assets and other current liabilities, net	66	14	(117)
Changes in other noncurrent assets—affiliate	(4)	—	—
Changes in other noncurrent assets and liabilities	(176)	10	(53)
Other, net	6	17	12

Net cash provided by operating activities	2,017	1,544	777

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(1,121)	(748)	(410)
Changes in advances to affiliates	(28)	(1,145)	—
Proceeds from sale of property	133	—	—
Other, net	—	3	2

Net cash used in investing activities	(1,016)	(1,890)	(408)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	896	1,200	—
Payments of long-term debt	(2,761)	(877)	(203)
Early retirement of debt costs	(178)	(13)	—
Dividends paid	—	—	(141)
Dividends paid to CenturyLink, Inc.	(750)	(300)	—
Changes in notes payable—affiliates	1,985	—	—
Changes in accounts payable—affiliates	(187)	—	—
Other, net	—	(18)	27

Net cash used in financing activities	(995)	(8)	(317)

Net increase (decrease) in cash and cash equivalents	6	(354)	52
Cash and cash equivalents at beginning of period	48	424	372

Cash and cash equivalents at end of period	$54	70	424

Supplemental cash flow information:
Income taxes (paid) refunded, net	$(1)	10	1
Interest (paid) (net of capitalized interest of $19, $8 and $5)	(585)	(427)	(236)

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

(UNAUDITED)

	Successor		Predecessor
	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$—	—	18
Balance at end of period	—	—	18

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	12,273	12,273	42,285
Share-based compensation and other, net	—	—	18

Balance at end of period	12,273	12,273	42,303

TREASURY STOCK
Balance at beginning of period	—	—	(157)

Balance at end of period	—	—	(157)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(446)	—	(376)
Other comprehensive income	—	—	7

Balance at end of period	(446)	—	(369)

ACCUMULATED DEFICIT
Balance at beginning of period	(551)	—	(43,425)
Net income	197	19	211
Dividends declared	—	—	(141)
Dividends declared to CenturyLink, Inc.	(588)	(599)	—

Balance at end of period	(942)	(580)	(43,355)

TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	$10,885	11,693	(1,560)

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        Unless the context requires otherwise, references in this report to "Qwest," "we," "us" and "our" refer to Qwest Communications International Inc. and its consolidated subsidiaries, references to "QCII" refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis, references to "CenturyLink" and "parent" refer to our direct parent company, CenturyLink, Inc. and its consolidated subsidiaries, and references to "QC" refer to Qwest Corporation, our principal subsidiary.

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

        On April 1, 2011, we became a wholly owned subsidiary of CenturyLink, Inc. in a tax-free, stock-for-stock transaction. Although we have continued as a surviving corporation and legal entity since the acquisition, the accompanying consolidated statements of operations, comprehensive income, cash flows and stockholder's equity (deficit) are presented for two periods: predecessor and successor, which relate to the period preceding the acquisition and the period succeeding the acquisition, respectively. On the date of the acquisition, April 1, 2011, our assets and liabilities were recognized at their fair value. This revaluation has been reflected in our consolidated financial statements and, therefore, has resulted in a new basis of accounting for the "successor period". This new basis of accounting means that our consolidated financial statements for the successor periods are not comparable to our consolidated financial statements relating to periods prior to the acquisition, including the predecessor period consolidated financial statements in this report.

        Our consolidated balance sheet as of the successor date of December 31, 2011, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations for the first nine months of the year are not indicative of the consolidated results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

        The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

        We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services. We also purchase services from our affiliates including telecommunications services, marketing and

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(1) Basis of Presentation (Continued)

employee-related support services. In the normal course of business, we transfer assets and liabilities to and from CenturyLink and its affiliates based on their respective carrying values. In connection with intercompany asset transfers, we have declared $38 million of non-cash dividends during the successor nine months ended September 30, 2012. Dividends declared are reflected on our consolidated statements of stockholder's equity.

        Effective January 1, 2012, in connection with post-acquisition systems integration activities, we adopted the affiliate expense allocation methodology used by our parent. This methodology results in certain overhead costs incurred by us and by our parent that were previously assessed to us on a net basis now being assessed on a gross basis both to and from our parent, resulting in both higher affiliate revenues and expenses for us. We believe this change, resulting from systems integration activities, did not have a significant impact to our consolidated net income for the successor three and nine months ended September 30, 2012.

        During the first quarter of 2012, in connection with post-acquisition systems integration activities, CenturyLink changed certain cash management processes applicable to us. Therefore, we now present the balances related to these cash management transactions on a net basis with our other affiliate transactions.

        Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain legacy systems to the historical systems of our parent, CenturyLink. This transition resulted in an estimated $30 million to $45 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if we had continued to use our legacy systems and a corresponding estimated $30 million to $45 million decrease in operating expenses for the successor nine months ended September 30, 2012. This change is expected to result in an estimated operating expense reduction of approximately $35 million to $60 million for the successor year ending December 31, 2012. The reduction in expenses described above, net of tax, increased net income approximately $18 million to $27 million for the successor nine months ended September 30, 2012 and is expected to increase net income by approximately $21 million to $36 million for the successor year ending December 31, 2012.

        Effective January 1, 2012, we changed our estimates of the economic lives and net salvage value for certain telecommunications equipment. These changes resulted in a decrease to depreciation expense of approximately $23 million and $69 million for the successor three and nine months ended September 30, 2012, respectively, and are expected to result in decreased depreciation expense of approximately $92 million for the successor year ending December 31, 2012. This decrease in depreciation expense, net of tax, had the effect of increasing net income by approximately $14 million and $41 million for the successor three and nine months ended September 30, 2012, respectively, and is expected to increase net income by approximately $55 million for the successor year ending December 31, 2012.

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

        Since April 1, 2011, our consolidated results of operations have been included in the consolidated results of operations of CenturyLink. CenturyLink has accounted for its acquisition of us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on their acquisition date fair values. In the first quarter of 2012, we completed our valuation of the assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets.

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

Acquisition-Related Expenses

        We have incurred operating expenses related to CenturyLink's acquisition of us, which consist primarily of integration and severance expenses. The table below summarizes our acquisition-related expenses:

	Successor				Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Acquisition-related expenses	$10	19	39	146	3

        The total amounts of these expenses are recognized in our cost of services and products and selling, general and administrative expenses.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(3) Goodwill, Customer Relationships and Other Intangible Assets

        Our goodwill, customer relationships and other intangible assets consisted of the following:

	Successor
	September 30, 2012	December 31, 2011
	(Dollars in millions)
Goodwill	$10,123	10,123

Customer relationships, less accumulated amortization of $1,499 and $770	$6,059	6,788

Other intangible assets subject to amortization
Capitalized software, less accumulated amortization of $644 and $354	1,277	1,460
Trade names and patents, less accumulated amortization of $110 and $61	78	127

Total other intangible assets, net	$1,355	1,587

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

        We estimate that total successor amortization expense for intangible assets for the three months ending December 31, 2012 and for the successor years ending December 31, 2013 through 2016 will be as follows:

Successor	(Dollars in millions)
Three months ending December 31, 2012	$346
Year ending December 31,
2013	1,276
2014	1,161
2015	1,028
2016	911

        We periodically review the estimated lives and methods used to amortize our other intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our periodic reviews and our final determinations of acquisition date fair value related to our intangible assets.

        We have accounted for CenturyLink's acquisition of us under the acquisition method of accounting, which resulted in the assignment of the aggregate consideration to the assets acquired and liabilities assumed based on their acquisition date fair values. The fair value of the aggregate consideration transferred exceeded the acquisition date fair value of the recorded tangible and intangible assets, and assumed liabilities by $10.123 billion, which has been recognized as goodwill. The impairment testing is done at the reporting unit level; in reviewing the criteria for reporting units when allocating the goodwill resulting from our acquisition by CenturyLink, it was determined that we are

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(3) Goodwill, Customer Relationships and Other Intangible Assets (Continued)

one reportable unit, Qwest. We are required to review goodwill recorded in business combinations for impairment at least annually, or more frequently if events or circumstances indicate there may be impairment. Our annual measurement date for testing goodwill impairment is September 30. We are required to write-down the value of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value.

        We early adopted the provisions of ASU 2011-08, Testing Goodwill for Impairment, during the third quarter of 2011, which permits us to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two step goodwill impairment test which requires us (i) in step one, to identify potential impairments by comparing the estimated fair value of a reporting unit against its carrying value and (ii) in step two, to quantify any impairment identified in step one. At September 30, 2012, as a result of changes in our estimate of future cash flows we did not perform a qualitative assessment. Therefore, we determined the fair value of Qwest using an equal weighting based on a market approach and a discounted cash flow method. The market approach includes the use of comparable multiples of publicly traded companies whose services are comparable to ours to corroborate discounted cash flow results. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of Qwest beyond the cash flows from the discrete nine-year projection period. We discounted the estimated cash flows using a rate that represents our weighted average cost of capital, which we determined to be approximately 6.0% as of the measurement date (which was comprised of an after-tax cost of debt of 3.2% and a cost of equity of 8.4%). Our direct parent, CenturyLink, has not completed its goodwill impairment test as of September 30, 2012, and as a result, we also have not completed our impairment test; however, we do not anticipate an impairment of our goodwill. We will finalize our analysis prior to the year ending December 31, 2012.

        The table below summarizes our amortization expense:

	Successor				Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Amortization expense	$347	395	1,074	794	58

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(4) Long-Term Debt and Revolving Promissory Note

        Long-term debt, including unamortized discounts and premiums, is as follows:

			Successor
	Interest Rates	Maturities	September 30, 2012	December 31, 2011
			(Dollars in millions)
Qwest Communications International Inc.
Senior notes	7.125% - 8.000%	2015 - 2018	$1,350	2,650
Unamortized premiums			89	117
Qwest Capital Funding
Senior notes	6.500% - 7.750%	2018 - 2031	981	981
Unamortized premiums, net			27	28
Qwest Corporation
Senior notes(1)	3.639% - 8.375%	2013 - 2052	7,386	7,829
Capital lease and other obligations	Various	Various	125	176
Unamortized premiums, net			141	320
Qwest Communications Company, LLC
Capital lease and other obligations	Various	Various	157	195

Total long-term debt			10,256	12,296
Less current maturities			(1,407)	(117)

Long-term debt, excluding current maturities			$8,849	12,179

(1)
The $750 million of Qwest Corporation Notes due 2013 are floating rate notes, with rates that reset every three months. As of the most recent measurement date of September 17, 2012, the rate for these notes was 3.639%.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(4) Long-Term Debt and Revolving Promissory Note (Continued)

Repayments

        On July 20, 2012, QC redeemed all $484 million of its 7.50% Notes due 2023, which resulted in an immaterial loss.

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

Revolving Promissory Note

        We have a revolving promissory note with an affiliate of CenturyLink that provides us with a funding commitment with an aggregate principle amount available to $3.0 billion through June 30, 2022 and $1,985 million outstanding as of the successor date of September 30, 2012. The revolving promissory note is subordinated to our Senior Notes. Interest is accrued on the outstanding balance using a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period. As of September 30, 2012, the weighted average interest rate was 6.0917%. The accrued interest and outstanding principle balance are payable on demand, and if no demand, then on June 30, 2022. This revolving promissory note is reflected on our consolidated balance sheets under "Notes payable—affiliates".

Covenants

        As of the successor date of September 30, 2012, we believe we were in compliance with the provisions and covenants of our debt agreements.

Subsequent Events

        On October 26, 2012, QCII redeemed all $550 million of its 8.00% Notes due 2015, which resulted in a gain of $15 million.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(5) Severance and Leased Real Estate

        Periodically, we have implemented reductions in our workforce and have accrued liabilities for related severance costs. These workforce reductions resulted primarily from the progression or completion of our integration plans related to CenturyLink's acquisition of us, increased competitive pressures and reduced workload demands due to the loss of access lines.

        We report severance liabilities within "accrued expenses and other liabilities—salaries and benefits" in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations.

        Due to workforce reductions and efforts to consolidate work locations subsequent to business acquisitions, we have ceased using certain real estate for which we have continuing lease obligations. When we cease using a discrete real estate location, we record a liability associated with that location's lease after estimating the potential for subleasing the real estate. We report the current portion of liabilities for ceased-use real estate leases in "accrued expenses and other liabilities—other" and report the noncurrent portion in "deferred credits and other liabilities—other" in our consolidated balance sheets. We report the related expenses in "selling, general and administrative expenses" in our consolidated statements of operations.

        As of the successor dates of September 30, 2012 and December 31, 2011, the current portion of our leased real estate accrual was $23 million and $27 million, respectively, and the noncurrent portion was $107 million and $126 million, respectively. The remaining lease terms range from 0.1 years to 13.3 years, with a weighted average of 9.1 years.

        Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2011 (Successor)	$29	153
Accrued to expense	60	2
Payments, net	(74)	(25)
Reversals and adjustments	(3)	—

Balance at September 30, 2012 (Successor)	$12	130

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(6) Employee Benefits

        Net periodic pension (income) expense included the following components:

	Pension Plan
	Successor				Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Service cost	$15	14	44	27	14
Interest cost	97	106	293	214	104
Expected return on plan assets	(144)	(139)	(432)	(278)	(133)
Recognition of prior service cost	—	—	—	—	(6)
Recognition of net actuarial loss	—	—	—	—	31

Net periodic pension (income) expense	$(32)	(19)	(95)	(37)	10

        Net periodic post-retirement benefit expense included the following components:

	Post-Retirement Benefit Plan
	Successor				Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Service cost	$2	2	6	3	2
Interest cost	37	42	110	83	41
Expected return on plan assets	(10)	(13)	(31)	(25)	(13)
Recognition of prior service cost	—	—	—	—	(24)
Recognition of net actuarial loss	—	—	—	—	10

Net periodic post-retirement benefit expense	$29	31	85	61	16

        We report net periodic pension (income) expense and net periodic post-retirement benefit expense in cost of services and products and selling, general and administrative expenses on our consolidated statements of operations.

(7) Fair Value Disclosure

        Our financial instruments consist of cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable, accounts payable—affiliates, notes payable—affiliates and long-term debt, excluding capital lease obligations. The carrying amounts of our cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable, accounts payable—affiliates and notes payable—affiliates approximate their fair values.

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

        The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease obligations, as well as the input levels used to determine the fair values:

		Successor
		September 30, 2012		December 31, 2011
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt excluding capital lease obligations	2	$9,974	10,462	11,925	12,052

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(8) Products and Services Revenues (Continued)

  •
  Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers; and

  •
  Affiliates and other services, which consist primarily of universal service funds ("USF") revenues and surcharges and services we provide to our non-consolidated affiliates. We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services and network support and technical services.

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

        Operating revenues for our products and services are summarized below:

	Successor				Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Strategic services	$1,258	1,194	3,715	2,388	1,200
Legacy services	1,197	1,299	3,681	2,632	1,400
Data integration	137	134	393	252	123
Affiliates and other services	233	138	711	262	123

Total operating revenues	$2,825	2,765	8,500	5,534	2,846

        Affiliates and other services revenues include revenues from universal service funds which allow us to recover a portion of our costs under federal and state cost recovery mechanisms and certain surcharges to our customers, including billings for our required contributions to several USF programs. These surcharge billings to our customers are reflected in our consolidated statements of operations. Because the amount of these recorded revenues and expenses offset each other, these surcharges do not impact our net income.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(8) Products and Services Revenues (Continued)

        The table below presents the aggregate USF surcharges recognized on a gross basis:

	Successor				Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
USF and surcharges included in operating revenues and expenses	$95	91	298	183	96

(9) Commitments and Contingencies

        CenturyLink is involved in various legal proceedings to which we are not a party that, if resolved against CenturyLink, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to the matters, we have not accrued any liabilities for such matters.

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

KPNQwest Litigation/Investigation

        On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which we were a major shareholder) filed a lawsuit in the District Court of Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. We and Koninklijke KPN N.V. ("KPN") are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with us. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $5.4 billion based on the exchange rate on September 30, 2012), plus statutory interest. Two lawsuits asserting similar claims were previously filed against Qwest and others in federal courts in New Jersey in 2004 and Colorado in 2009; those courts dismissed the lawsuits without prejudice on the grounds that the claims should not be litigated in the United States.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against us, KPN, KPN Telecom B.V., and other former

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(9) Commitments and Contingencies (Continued)

officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with us. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $282 million based on the exchange rate on September 30, 2012). On April 25, 2012, the court issued its judgment denying the claims asserted by Cargill and Citibank in their lawsuit. Cargill and Citibank are appealing that decision.

        We have not accrued a liability for the above matters. With regard to the trustees' action, it is premature to determine whether an accrual is warranted and, if so, a reasonable estimate of probable liability. We will continue to defend against the pending KPNQwest litigation matters vigorously.

Other Matters

        Several putative class actions relating to the installation of fiber-optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in various courts in Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana (in both Illinois and Indiana there is a federal and a state court case), Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. For the most part, the complaints challenge our right to install our fiber-optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our fiber-optic cable in the right-of-way without the Plaintiffs' consent. Most of the actions purport to be brought on behalf of state-wide classes in the named Plaintiffs' respective states, although two of the currently pending actions purport to be brought on behalf of multi-state classes. Specifically, the Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin, and the Indiana state court action purports to be on behalf of a national class of landowners. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement that would have resolved all of the claims now asserted in the actions described above, except the action pending in Tennessee. On December 9, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. The parties are now engaged in negotiating and finalizing settlements on a state-by-state basis, and have filed and received final approval of settlements in Alabama and Illinois federal court, and in Tennessee state court. Final approval also has been granted in federal court actions in Idaho, Montana and North Dakota, to which Qwest is not a party. We have accrued an amount that we believe is probable for these matters; however, the amount is not material to our consolidated financial statements.

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

        On April 6, 2012, CenturyLink increased the available borrowing capacity under its credit facility from $1.7 billion to $2.0 billion and extended the maturity to April 2017. Also, on April 18, 2012, CenturyLink entered into a term loan in the amount of $440 million. Both of these obligations have been guaranteed by QCII and its wholly-owned subsidiary, Qwest Services Corporation ("QSC").

(10) Other Financial Information

        Other current assets reflected on our balance sheets consisted of the following:

	Other Current Assets
	September 30, 2012	December 31, 2011
	(Dollars in millions)
Prepaid expenses	$199	185
Materials and supplies	53	42
Deferred activation and installation charges	39	21
Other	43	17

Total other current assets	$334	265

(11) Labor Union Contracts

        Approximately 52%, or 13,000, of our employees are members of bargaining units represented by the Communications Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"). These employees are subject to collective bargaining agreements that expired October 6, 2012. Our parent company, CenturyLink, is currently negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the unions have agreed to provide at least a twenty-four hour advance notice before terminating those predecessor agreements.

(12) Dividends

        During the successor nine months ended September 30, 2012, QCII paid dividends to our parent of $750 million, of which $200 million were declared during the successor nine months ended September 30, 2011. Dividends paid are reflected on our consolidated statement of cash flows under "Financing Activities".

(13) Financial Statements of Guarantors

        QCII and two of its subsidiaries, Qwest Capital Funding, Inc ("QCF") and QSC, guarantee the payment of certain of each other's registered debt securities. As of the successor date of September 30, 2012, each series of QCII's outstanding notes totaling approximately $1.4 billion in aggregate principal amount is guaranteed on a senior unsecured basis by QCF and QSC (the "QCII Guaranteed Notes"). These notes are guaranteed through their respective maturity dates, the latest of which is in April 2018. In addition, each series of QCF's outstanding notes totaling approximately $1 billion in aggregate

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(13) Financial Statements of Guarantors (Continued)

principal amount is guaranteed on a senior unsecured basis by QCII (the "QCF Guaranteed Notes"). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2031. The guarantees described above are full and unconditional and joint and several. A significant amount of QCII's and QSC's income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries.

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

        Eligible employees of our subsidiaries participate in the QCII pension and non-qualified pension plan and may become eligible to participate in the post-retirement health care and life insurance, and other post-employment benefit plans sponsored by CenturyLink. The amounts contributed by our subsidiaries are not segregated or restricted to pay amounts due to their employees and may be used to provide benefits to our other employees or employees of other subsidiaries. We allocate the cost of pension, non-qualified pension, post-retirement health care and life insurance benefits and the associated obligations and assets to our subsidiaries and determine the subsidiaries' required contributions. The allocation is based upon demographics of each subsidiary's employees compared to

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(13) Financial Statements of Guarantors (Continued)

all participants. In determining the allocated amounts, we make numerous assumptions. Changes in any of our assumptions could have a material impact on the expense allocated to our subsidiaries.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

SUCCESSOR

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES:
Operating revenues	$—	—	2,712	—	2,712
Operating revenues—affiliates	—	—	113	—	113

Total operating revenues	—	—	2,825	—	2,825

OPERATING EXPENSES:
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,227	—	1,227
Selling, general and administrative	2	—	382	—	384
Operating expenses—affiliates	—	—	165	—	165
Depreciation and amortization	15	—	712	—	727

Total operating expenses	17	—	2,486	—	2,503

OPERATING (LOSS) INCOME	(17)	—	339	—	322
OTHER INCOME (EXPENSE)
Interest expense	(21)	(17)	(109)	—	(147)
Interest expense—affiliates	(26)	(28)	(11)	28	(37)
Interest income—affiliates	—	28	—	(28)	—
Income from equity investments in subsidiaries	144	75	—	(219)	—
Net gain (loss) on early retirement of debt	12	—	(13)	—	(1)
Other (expense) income	(14)	—	14	—	—

Total other income (expense)	95	58	(119)	(219)	(185)

INCOME (LOSS) BEFORE INCOME TAX (BENEFIT) EXPENSE	78	58	220	(219)	137
Income tax (benefit) expense	(5)	(86)	145	—	54

NET INCOME	$83	144	75	(219)	83

COMPREHENSIVE INCOME	$83	144	75	(219)	83

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2011

SUCCESSOR

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES:
Operating revenues	$—	—	2,744	—	2,744
Operating revenues—affiliates	—	2	29	(10)	21

Total operating revenues	—	2	2,773	(10)	2,765

OPERATING EXPENSES:
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,185	—	1,185
Selling, general and administrative	3	2	520	—	525
Operating expenses—affiliates	—	—	46	(10)	36
Depreciation and amortization	20	—	776	—	796

Total operating expenses	23	2	2,527	(10)	2,542

OPERATING (LOSS) INCOME	(23)	—	246	—	223
OTHER INCOME (EXPENSE)
Interest expense	(43)	(17)	(98)	—	(158)
Interest expense—affiliates	(4)	(22)	—	26	—
Interest income—affiliates	—	26	—	(26)	—
Income from equity investments in subsidiaries	90	18	—	(108)	—
Other (expense) income	(1)	(1)	2	—	—

Total other income (expense)	42	4	(96)	(108)	(158)

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	19	4	150	(108)	65
Income tax (benefit) expense	(13)	(84)	130	—	33

NET INCOME	$32	88	20	(108)	32

COMPREHENSIVE INCOME	$32	88	20	(108)	32

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

SUCCESSOR

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES:
Operating revenues	$—	—	8,173	—	8,173
Operating revenues—affiliates	—	3	327	(3)	327

Total operating revenues	—	3	8,500	(3)	8,500

OPERATING EXPENSES:
Cost of services and products (exclusive of depreciation and amortization)	—	—	3,615	—	3,615
Selling, general and administrative	5	3	1,304	—	1,312
Operating expenses—affiliates	—	—	467	(3)	464
Depreciation and amortization	49	—	2,157	—	2,206

Total operating expenses	54	3	7,543	(3)	7,597

OPERATING (LOSS) INCOME	(54)	—	957	—	903
OTHER INCOME (EXPENSE)
Interest expense	(85)	(51)	(335)	—	(471)
Interest expense—affiliates	(48)	(82)	(22)	81	(71)
Interest income—affiliates	—	81	—	(81)	—
Income from equity investments in subsidiaries	361	135	—	(496)	—
Net gain (loss) on early retirement of debt	12	—	(50)	—	(38)
Other (expense) income	(1)	—	4	—	3

Total other income (expense)	239	83	(403)	(496)	(577)

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	185	83	554	(496)	326
Income tax (benefit) expense	(12)	(278)	419	—	129

NET INCOME	$197	361	135	(496)	197

COMPREHENSIVE INCOME	$197	361	135	(496)	197

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011

SUCCESSOR

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES:
Operating revenues	$—	—	5,507	—	5,507
Operating revenues—affiliates	—	5	44	(22)	27

Total operating revenues	—	5	5,551	(22)	5,534

OPERATING EXPENSES:
Cost of services and products (exclusive of depreciation and amortization)	—	—	2,326	—	2,326
Selling, general and administrative	8	5	1,168	—	1,181
Operating expenses—affiliates	—	—	90	(22)	68
Depreciation and amortization	42	—	1,556	—	1,598

Total operating expenses	50	5	5,140	(22)	5,173

OPERATING (LOSS) INCOME	(50)	—	411	—	361
OTHER INCOME (EXPENSE)
Interest expense	(87)	(35)	(186)	—	(308)
Interest expense—affiliates	(8)	(45)	1	52	—
Interest income—affiliates	—	52	—	(52)	—
Income (loss) from equity investments in subsidiaries	157	(34)	—	(123)	—
Net loss on early retirement of debt	—	—	(1)	—	(1)
Other (expense) income	(1)	(1)	2	—	—

Total other income (expense)	61	(63)	(184)	(123)	(309)

INCOME (LOSS) BEFORE INCOME TAX (BENEFIT) EXPENSE	11	(63)	227	(123)	52
Income tax (benefit) expense	(8)	(215)	256	—	33

NET INCOME (LOSS)	$19	152	(29)	(123)	19

COMPREHENSIVE INCOME (LOSS)	$19	152	(29)	(123)	19

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

SEPTEMBER 30, 2012

SUCCESSOR

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	38	16	—	54
Accounts receivable, less allowance	38	—	1,199	—	1,237
Advances to affiliates	—	549	521	(300)	770
Notes receivable—affiliates	—	1,413	—	(1,413)	—
Deferred income taxes, net	—	380	169	—	549
Other	24	—	310	—	334

Total current assets	62	2,380	2,215	(1,713)	2,944
Net property, plant and equipment	—	—	9,117	—	9,117
Goodwill	—	—	10,123	—	10,123
Customer relationships, net	—	—	6,059	—	6,059
Other intangible assets, net	77	—	1,278	—	1,.355
Investments in subsidiaries	14,429	13,863	—	(28,292)	—
Deferred income taxes, net	1,103	983	—	(2,086)	—
Prepaid pension, post-retirement and other post-employment benefits—affiliate	2,748	76	960	(3,784)	—
Other	41	7	342	—	390

TOTAL ASSETS	$18,460	17,309	30,094	(35,875)	29,988

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$550	—	857	—	1,407
Accounts payable	2	—	763	—	765
Accounts payable—affiliates, net	262	38	—	(300)	—
Notes payable—affiliates	1,300	1,413	685	(1,413)	1,985
Accrued expenses and other liabilities	273	36	800	—	1,109
Advance billings and customers deposits	—	—	433	—	433

Total current liabilities	2,387	1,487	3,538	(1,713)	5,699
LONG-TERM DEBT	889	1,008	6,952	—	8,849
DEFERRED CREDITS AND OTHER LIABILITIES
Benefit plan obligations, net	3,102	—	—	—	3,102
Pension, post-retirement and other post-employment benefits obligations and other—affiliates	1,032	353	2,399	(3,784)	—
Deferred income taxes, net	—	—	2,832	(2,086)	746
Other	165	32	510	—	707

Total deferred credits and other liabilities	4,299	385	5,741	(5,870)	4,555
STOCKHOLDER'S EQUITY	10,885	14,429	13,863	(28,292)	10,885

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$18,460	17,309	30,094	(35,875)	29,988

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

SUCCESSOR

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(479)	(169)	2,678	(13)	2,017
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	—	—	(1,121)	—	(1,121)
Changes in advances to affiliates	395	221	(733)	89	(28)
Dividends received from subsidiaries	750	700	—	(1,450)	—
Proceeds from sale of property	—	—	133	—	133

Net cash provided by (used in) investing activities	1,145	921	(1,721)	(1,361)	(1,016)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	—	896	—	896
Payments of long-term debt	(1,302)	—	(1,459)	—	(2,761)
Early retirement of debt costs	—	—	(178)	—	(178)
Dividends paid to CenturyLink Inc.	(750)	(750)	(700)	1,450	(750)
Changes in notes payable—affiliates	—	—	—	1,985	1,985
Changes in accounts payable—affiliates	1,386	(4)	492	(2,061)	(187)

Net cash used in financing activities	(666)	(754)	(949)	1,374	(995)

Net (decrease) increase in cash and cash equivalents	—	(2)	8	—	6
Cash and cash equivalents at beginning of period	—	40	8	—	48

Cash and cash equivalents at end of the period	$—	38	16	—	54

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011

SUCCESSOR

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(130)	188	1,486	—	1,544
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	—	—	(748)	—	(748)
Cash infusion to subsidiaries	—	(348)	—	348	—
Changes in advances to affiliates	—	(351)	(822)	28	(1,145)
Dividends received from subsidiaries	400	790	—	(1,190)	—
Other, net	—	—	3	—	3

Net cash provided by (used in) investing activities	400	91	(1,567)	(814)	(1,890)

FINANCING ACTIVITIES
Net proceeds from (repayments of) short-term affiliate debt	30	(2)	—	(28)	—
Net proceeds from issuance of long-term debt	—	—	1,200	—	1,200
Payments of long-term debt	—	—	(877)	—	(877)
Early retirement of debt costs	—	—	(13)	—	(13)
Cash infusion from parent	—	—	348	(348)	—
Dividends paid to parent	(300)	(400)	(790)	1,190	(300)
Other, net	—	—	(18)	—	(18)

Net cash used in financing activities	(270)	(402)	(150)	814	(8)

Net increase in cash and cash equivalents	—	(123)	(231)	—	(354)
Cash and cash equivalents at beginning of period	—	183	241	—	424

Cash and cash equivalents at end of the period	$—	60	10	—	70

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

PREDECESSOR

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash provided by (used in) operating activities	$7	(62)	828	4	777
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	—	—	(410)	—	(410)
Changes in interest in investments managed by QSC	—	(3)	3	—	—
Cash infusion to subsidiaries	—	(191)	—	191	—
Changes in advances to affiliates	—	180	1	(181)	—
Dividends received from subsidiaries	—	590	—	(590)	—
Other, net	—	—	2	—	2

Net cash provided by (used in) investing activities	—	576	(404)	(580)	(408)

FINANCING ACTIVITIES
Net proceeds from (repayments of) short-term affiliate debt	119	(300)	—	181	—
Payments of long-term debt	—	(179)	(24)	—	(203)
Dividends paid	(141)	—	—	—	(141)
Cash infusion from parent	—	—	191	(191)	—
Dividends paid to parent	—	—	(590)	590	—
Other, net	15	—	16	(4)	27

Net cash used in financing activities	(7)	(479)	(407)	576	(317)

Net increase in cash and cash equivalents	—	35	17	—	52
Cash and cash equivalents at beginning of period	—	148	224	—	372

Cash and cash equivalents at end of the period	$—	183	241	—	424

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Unless the context requires otherwise, references in this report to "Qwest," "we," "us" and "our" refer to Qwest Communications International Inc. and its consolidated subsidiaries, references to "QCII" refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis, references to "CenturyLink" refer to our direct parent company, CenturyLink, Inc. and its consolidated subsidiaries, and references to "QC" refer to Qwest Corporation, our principal subsidiary.

        All references to "Notes" in this Item 2 refer to the Notes to Consolidated Financial Statements included in Item 1 of this quarterly report.

        Certain statements in this report constitute forward-looking statements. See "Risk Factors" in Item 1A of Part II of this report for a discussion of certain factors that could cause our actual results to differ from our anticipated results.

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

        Since April 1, 2011, our consolidated results of operations have been included in the consolidated results of operations of CenturyLink. CenturyLink has accounted for its acquisition of us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on estimates of their acquisition date fair values. The aggregate consideration exceeded the aggregate estimated fair value of the assets acquired and liabilities assumed by $10.123 billion, which we have recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect CenturyLink and its consolidated subsidiaries, including us, to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes. The recognition of assets and liabilities at fair value is reflected in our consolidated financial statements and therefore has resulted in a new basis of accounting for the "successor period" beginning on April 1, 2011. This new basis of accounting means that our consolidated financial statements for the successor periods will not be comparable to our previously reported consolidated financial statements, including the predecessor period consolidated financial statements in this report.

        We have accounted for CenturyLink's acquisition of us under the acquisition method of accounting, which resulted in the assignment of the aggregate consideration to the assets acquired and liabilities assumed based on their acquisition date fair values. The fair value of the aggregate consideration transferred exceeded the acquisition date fair value of the recorded tangible and intangible assets, and assumed liabilities by $10.123 billion, which has been recognized as goodwill. The impairment testing is done at the reporting unit level; in reviewing the criteria for reporting units when allocating the goodwill resulting from our acquisition by CenturyLink, it was determined that we are one reportable unit. We are required to review goodwill recorded in business combinations for impairment at least annually, or more frequently if events or circumstances indicate there may be impairment. Our annual measurement date for testing goodwill impairment is September 30. We are required to write-down the value of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value.

        The discussion in MD&A of our performance for the nine months ended September 30, 2011 is presented on a combined basis for the predecessor and successor periods in 2011. We believe this presentation allows the consolidated results of operations for this period to be more readily compared to the comparable nine-month period in 2012.

        We have incurred operating expenses related to CenturyLink's acquisition of us, which consist primarily of integration and severance expenses. The table below summarizes our acquisition-related expenses:

	Successor				Predecessor	Combined
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011	Nine Months Ended September 30, 2011
	(Dollars in millions)
Acquisition-related expenses	$10	19	39	146	3	149

        CenturyLink has cash management arrangements between certain of its subsidiaries, including us, under which the majority of our cash balance is transferred on a daily basis to CenturyLink. We report the balance of these transfers on our consolidated balance sheet as advances to affiliates.

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

  •
  Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers; and

  •
  Affiliates and other services, which consist primarily of universal service funds ("USF") revenues and surcharges and services we provide to our non-consolidated affiliates. We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services and network support and technical services.

        During the first quarter of 2012, we reclassified certain prior period revenues between the aforementioned four categories to conform to the current period presentation.

        As of the successor date of September 30, 2012, we operated approximately 8.2 million access lines, which are telephone lines reaching from the customers' premises to a connection with the public switched telephone network. We count access lines when we install the service. Our methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. Our methodology for counting our access lines may not be comparable to those of other companies. As of the successor date of September 30, 2012, we also served approximately 3.3 million broadband subscribers. As described below, during the second quarter of 2012, we updated our methodology for counting broadband subscribers to include residential, business and wholesale subscribers instead of only residential and small business subscribers.

        Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 1 of this report.

Business Trends

        Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our consolidated results of operations, cash flows or financial position.

  •
  Strategic services.  We continue to see shifts in the makeup of our total revenues as customers move to strategic services, such as private line, broadband and video services, from legacy services, such as local and access services. Revenues from our strategic services represented 45% and 43% of our total revenues for the successor three months ended September 30, 2012 and 2011, respectively, and 44% and 43% of our total revenues for the successor nine months ended September 30, 2012 and the combined nine months ended September 30, 2011, respectively, and we expect that this percentage will continue to grow. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. We believe that continually increasing connection speeds is important to remaining competitive in our industry. As a result, we continue to invest in our fiber to the node ("FTTN") deployment, which allows for the delivery of higher speed broadband services than would otherwise generally be available through a more traditional telecommunications network made up of only copper wires. In addition to our FTTN deployment, we continue to expand our product offerings, including Ethernet and MPLS, and enhance our marketing efforts as we compete in a maturing market in which most consumers already have broadband services. While traditional broadband services are declining, they have been more than offset by growth in fiber based broadband services. We expect these efforts will improve our ability to compete and increase our broadband revenues. Another trend impacting our strategic services is the deployment of fiber-based special access services provided to wireless carriers, which in many cases replaces existing copper-based special access services. We believe the growth in fiber-based special access services provided to wireless carriers for backhaul will, ultimately, over time, offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration is uncertain.

  •
  Legacy services.  Revenues from our legacy services represented 42% and 47% of our total revenues for the successor three months ended September 30, 2012 and 2011, respectively, and 43% and 48% of our total revenues for the successor nine months ended September 30, 2012 and the combined nine months ended September 30, 2011, respectively, and we expect that this percentage will continue to decline. Our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of access line revenues, we continue to offer service bundling and other product promotions to help mitigate this trend, as described below.

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

Results of Operations

	Successor				Predecessor	Combined
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011	Nine Months Ended September 30, 2011
	(Dollars in millions)
Operating revenues	$2,825	2,765	8,500	5,534	2,846	8,380
Operating expenses	2,503	2,542	7,597	5,173	2,267	7,440

Operating income	322	223	903	361	579	940
Other income (expense)	(185)	(158)	(577)	(309)	(222)	(531)
Income tax expense	54	33	129	33	146	179

Net income	$83	32	197	19	211	230

        The following table summarizes our results of operations:

        The following table summarizes certain of our operational metrics:

	Successor
	As of September 30, 2012	As of September 30, 2011	Increase/ (Decrease)	% Change
	(in thousands)
Broadband subscribers	3,284	3,139	145	5%
Access lines	8,167	8,658	(491)	(6)%
Employees	24.9	27.3	(2.4)	(9)%

        During the second quarter of 2012, we updated our methodology for counting broadband subscribers to better align with the methodology used by our parent company, CenturyLink. We have restated our previously reported amounts to reflect this change. For additional information on our counting methodologies, see "Overview" above.

Operating Revenues

        The following tables summarize our operating revenues:

	Successor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Increase/ (Decrease)	% Change
	(Dollars in millions)
Strategic services	$1,258	1,194	64	5%
Legacy services	1,197	1,299	(102)	(8)%
Data integration	137	134	3	2%
Affiliates and other services	233	138	95	69%

Total operating revenues	$2,825	2,765	60	2%

	Successor		Predecessor	Combined	Increase/ (Decrease)	% Change
	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011	Nine Months Ended September 30, 2011	Successor 2012 v Combined 2011	Successor 2012 v Combined 2011
	(Dollars in millions)
Strategic services	$3,715	2,388	1,200	3,588	127	4%
Legacy services	3,681	2,632	1,400	4,032	(351)	(9)%
Data integration	393	252	123	375	18	5%
Affiliates and other services	711	262	123	385	326	85%

Total operating revenues	$8,500	5,534	2,846	8,380	120	1%

  Strategic Services

        Strategic services revenues increased in both of the comparative periods reflected in the tables above due to increases in the volumes of our Ethernet and MPLS services. Broadband revenues also increased due to higher levels of augmented modem sales and leases, DSL access, bundling and late fees. These increases were partially offset by decreased sales volumes of our private line and special access services.

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

  Affiliates and Other Services

        Affiliates and other services revenues increased in both of the comparative periods primarily due to a change in methodology effective January 1, 2012 that resulted in both higher affiliate revenues and expenses for us. See Note 1—Basis of Presentation. The remainder of this increase is attributable to increased USF rates and telecommunications services we provided to affiliates since CenturyLink's April 1, 2011 acquisition of us.

Operating Expenses

        The following tables summarize our operating expenses:

	Successor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,227	1,185	42	4%
Selling, general and administrative	384	525	(141)	(27)%
Operating expenses—affiliates	165	36	129	nm %
Depreciation and amortization	727	796	(69)	(9)%

Total operating expenses	$2,503	2,542	(39)	(2)%

	Successor		Predecessor	Combined	Increase/ (Decrease)	% Change
	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011	Nine Months Ended September 30, 2011	Successor 2012 v Combined 2011	Successor 2012 v Combined 2011
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$3,615	2,326	1,178	3,504	111	3%
Selling, general and administrative	1,312	1,181	556	1,737	(425)	(24)%
Operating expenses—affiliates	464	68	—	68	396	nm %
Depreciation and amortization	2,206	1,598	533	2,131	75	4%

Total operating expenses	$7,597	5,173	2,267	7,440	157	2%

nm
—   Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

        Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain legacy systems to the historical systems of our parent, CenturyLink. This transition resulted in an estimated $30 million to $45 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if we had continued to use our legacy systems and a corresponding estimated $30 million to $45 million decrease in operating expenses for the successor nine months ended September 30, 2012. This change is expected to result in an estimated operating expense reduction of approximately $35 million to $60 million for the successor year ending December 31, 2012.

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

        Cost of services and products expenses increased in both of the comparative periods reflected in the tables above primarily due to increases in customer premise equipment and maintenance costs, USF contribution rates, network expenses and professional and credit card fees. These expenses were partially offset by decreases in employee-related expenses due to changes in the salaries and wages allocation, lower headcount reductions and PTO usage.

  Selling, General and Administrative

        Selling, general and administrative expenses are expenses incurred in selling products and services to our customers, corporate overhead and certain other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; taxes (such as property and other taxes) and fees; external commissions; bad debt expense; and other operating expenses.

        These expenses decreased in both of the comparative periods reflected in the tables above primarily due to lower employee related expenses and decreases in pension expense and marketing and advertising. Higher insurance and fees and external commissions partially offset these decreases.

  Operating Expenses—Affiliates

        Effective January 1, 2012, in connection with post-acquisition systems integration activities, we adopted the affiliate expense allocation methodology used by our parent. This methodology results in certain overhead costs incurred by us and by our parent that were previously assessed to us on a net basis now being assessed on a gross basis both to and from our parent, resulting in both higher affiliate revenues and expenses for us. We believe this change, resulting from systems integration activities, did not have a significant impact to our net income for the successor three and nine months ended September 30, 2012.

        Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunications services, marketing and employee related support services provided to us by CenturyLink and certain of its subsidiaries. Increases in operating expenses-affiliates for the successor nine months ended September 30, 2012 compared to the combined nine months ended September 30, 2011 are primarily due to increased affiliate transactions attributable to incurring intercompany expenses for the entire 2012 period compared to only part of the 2011 period.

Depreciation and Amortization

        The following tables provide detail regarding depreciation and amortization expense:

	Successor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Increase/ (Decrease)	% Change
	(Dollars in millions)
Depreciation	$380	401	(21)	(5)%
Amortization	347	395	(48)	(12)%

Total depreciation and amortization	$727	796	(69)	(9)%

	Successor		Predecessor	Combined	Increase/ (Decrease)	% Change
	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011	Nine Months Ended September 30, 2011	Successor 2012 v Combined 2011	Successor 2012 v Combined 2011
	(Dollars in millions)
Depreciation	$1,132	804	475	1,279	(147)	(11)%
Amortization	1,074	794	58	852	222	26%

Total depreciation and amortization	$2,206	1,598	533	2,131	75	4%

        In connection with us being acquired as of April 1, 2011, our property, plant and equipment was recognized at fair value, which reduced the recognized amounts of our net property, plant and equipment. This decrease in asset value resulted in $77 million lower depreciation expense for the successor nine months ended September 30, 2012, as compared to the combined nine months ended September 30, 2011. Effective January 1, 2012, we also changed our estimates of the economic lives of certain telecommunications equipment. These changes resulted in an additional decrease to depreciation expense of approximately $23 million and $69 million for the successor three and nine months ended September 30, 2012, respectively. Excluding the effects of CenturyLink's acquisition of us, depreciation expense decreased for both comparative periods reflected in the tables above due to annual updates of our depreciation rates for capitalized assets, which were partially offset by net growth in capital assets.

        The accounting for CenturyLink's acquisition of us also resulted in additional amortizable intangible assets, which increased amortization expense approximately $259 million for the successor nine months ended September 30, 2012, as compared to the combined nine months ended September 30, 2011. In addition, our capitalized software was also recognized at fair value, which resulted in an increase of $59 million in amortization expense for the successor nine months ended September 30, 2012, as compared to the combined nine months ended September 30, 2011. Excluding the effects of CenturyLink's acquisition of us, amortization expenses decreased by $27 million and $67 million for the successor three and nine months ended September 30, 2012, due to lower net investment in our capitalized software.

Other Consolidated Results

        The following tables summarize our total other income (expense) and income tax expense:

	Successor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Increase/ (Decrease)	% Change
	(Dollars in millions)
Interest expense	$(147)	(158)	(11)	(7)%
Interest expense—affiliates	(37)	—	37	nm %
Other (expense) income	(1)	—	1	nm %

Total other income (expense)	$(185)	(158)	27	17%

Income tax expense	$54	33	21	64%

	Successor		Predecessor	Combined	Increase/(Decrease)	% Change
	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011	Nine Months Ended September 30, 2011	Successor 2012 v Combined 2011	Successor 2012 v Combined 2011
	(Dollars in millions)
Interest expense	$(471)	(308)	(227)	(535)	(64)	(12)%
Interest expense—affiliates	(71)	—	—	—	71	nm %
Net loss on early retirement of debt	(38)	(1)	—	(1)	37	nm %
Other income	3	—	5	5	(2)	(40)%

Total other income (expense)	$(577)	(309)	(222)	(531)	46	9%

Income tax expense	$129	33	146	179	(50)	(28)%

nm
—   Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

  Interest Expense

        Interest expense decreased for both comparative periods reflected in the tables above due to lower interest expense on amounts owed to third parties. The decrease in non-affiliate interest expense was primarily due to a significant reduction in debt during the preceding twelve months along with increased capitalized interest. See Liquidity and Capital Resources for the details of these net redemptions.

  Interest Expense—Affiliates

        Affiliate interest expense increased for both comparative periods reflected in the tables above primarily due to increased affiliate loan balances, which QCII used to retire several debt securities during the preceding twelve months. The increase is also due to CenturyLink's cash management arrangement between certain of its subsidiaries, including us, under which the majority of our cash balance is transferred on a daily basis to CenturyLink. We report the balance of these transfers on our balance sheet as advances to affiliates.

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

        In the first quarter of 2012, QCII redeemed $800 million of its 7.50% Notes due 2014, which resulted in a gain of $8 million.

  Income Tax Expense

        Income tax expense for the successor nine months ended September 30, 2012 was $129 million, or an effective tax rate of 39.6%, as compared to income tax expense for the combined nine months ended September 30, 2011 of $179 million, or an effective tax rate of 43.8%. The decrease in the effective tax rate is primarily due to a decrease in the state tax rate for 2012 and a 2011 increase in the valuation allowance against estimated deferred tax assets that require income of a special character or location for which we were not more likely than not to generate.

Liquidity and Capital Resources

Overview

        We are a wholly owned subsidiary of CenturyLink. As such, factors relating to, or affecting, CenturyLink's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

        CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis to CenturyLink. From time to time we may declare and pay dividends to CenturyLink, using cash repaid to us under these advances, which has the net effect of reducing the amount of these advances. Given our upgrade to an investment grade rating on April 1, 2011 by one of the rating agencies, our debt covenants do not currently limit the amount of dividends we can pay to CenturyLink. Given our cash management arrangement with CenturyLink and the resulting amounts due to us from CenturyLink, a significant component of our liquidity is dependent upon CenturyLink's ability to repay its obligation to us.

        As of the successor date of September 30, 2012, we had a working capital deficit of $2.8 billion, reflecting current liabilities of $5.7 billion and current assets of $2.9 billion, compared to a working capital deficit of $280 million as of the successor date of December 31, 2011. The change in our working capital position is primarily due to the establishment of on demand notes payable—affiliates upon the redemption of certain of our bonds during 2012. The $2 billion increase in notes payable—affiliates and the $740 million increase in current maturities of long-term debt, partially offset reductions in the amounts owed to us by our affiliates and our accounts payable and dividends payable balances.

Revolving Promissory Note

        We have a revolving promissory note with an affiliate of CenturyLink that provides us with a funding commitment with an aggregate principle amount available to $3.0 billion through June 30, 2022 and $1,985 million outstanding as of the successor date of September 30, 2012. The revolving promissory note is subordinated to our Senior Notes. Interest is accrued on the outstanding balance using a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period. As of September 30, 2012, the weighted average interest rate was 6.0917%. The accrued interest and outstanding principle balance are payable on demand, and if no demand, then on June 30, 2022. This revolving promissory note is reflected on our consolidated balance sheets under "Notes payable—affiliates".

Debt and Other Financing Arrangements

        Subject to market conditions, we expect to continue to issue debt securities from time to time through QC to refinance its maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to QC by the three major credit rating agencies, among other factors.

        On October 26, 2012, QCII redeemed all $550 million of its 8.00% Notes due 2015 using funds borrowed under CenturyLink's Credit Facility. This redemption resulted in a gain of $15 million.

        As of the successor date of September 30, 2012, we believe we were in compliance with the provisions and covenants of our debt agreements.

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

        Our capital expenditures continue to be focused on primarily our broadband services. In particular, we will continue to focus on expanding our fiber infrastructure, including installations of "fiber to the tower", or FTTT. FTTT is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network.

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

Pension and Post-retirement Benefit Obligations

        We are subject to material obligations under our existing defined benefit pension plan and other post-retirement benefit plans. The accounting funding status of our plans is measured annually at December 31. As of the successor date of December 31, 2011, the accounting unfunded status of our pension and other post-retirement benefit obligations was $650 million and $2.7 billion, respectively. See Note 8—Employee Benefits of our Form 10-K for the year ended December 31, 2011 for additional information about our pension and other post-retirement benefit arrangements.

        Benefits paid by our qualified pension plan are paid through a trust and contributions required to be made to the trust are governed by the Employee Retirement Income Security Act of 1974, as amended. On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act ("MAP-21") was signed into law. This legislation contains pension-related provisions which, among other things, provide near-term relief from the impact of recent low interest rates on pension funding requirements and an increase in the premiums paid to the Pension Benefit Guaranty Corporation ("PBGC"). Under MAP-21, companies will be permitted to calculate their pension obligations based on 25-year historic average rates, which exceed the two-year average rates being used prior to the legislation. Consequently, this legislation will lower the amount of required pension plan contributions. This relief is available commencing in 2012, but gradually decreases each year through 2016, at which time the reduced level of relief is frozen with respect to future years. Based on several assumptions, we have projected that this relief will reduce our pension plan funding requirements over the next five years by approximately $600 million, which will correspondingly enhance our cash flows over this period. The legislation will not, however, affect pension liabilities recorded on our financial statements under generally accepted accounting principles and, consequently, the near-term funding relief could increase our future pension plan contributions in later years. Partially, offsetting this benefit, MAP-21 provides for an annual increase beginning in 2013 to both the fixed premiums, based on plan participants, and the variable premiums, based on unfunded vested benefits, paid to PBGC. Based on various assumptions, we estimate that our premiums payable to PBGC through 2016 will increase by $38 million as a result of the new legislation. The actual amount of required contributions to our plans, and premiums paid to PBGC, will depend on earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plan benefits and any further changes in funding laws and regulations.

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

Historical Information

        The following table summarizes our cash flow activities:

	Successor		Predecessor	Combined	Increase/ (Decrease)
	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011	Nine Months Ended September 30, 2011	Successor 2012 v Combined 2011
	(Dollars in millions)
Net cash provided by operating activities	$2,017	1,544	777	2,321	(304)
Net cash used in investing activities	(1,016)	(1,890)	(408)	(2,298)	(1,282)
Net cash used in financing activities	(995)	(8)	(317)	(325)	670

        Net cash provided by operating activities decreased primarily due to a reduction in accounts payable—affiliates. For additional information about our operating results, see "Results of Operations" above.

        Net cash used in investing activities decreased in the successor nine months ended September 30, 2012 primarily due to changes in advances to affiliates. During the combined nine months ended September 30, 2011, our cash management arrangement with CenturyLink resulted in the sweep of cash generating in excess of capital expenditures of a significant amount while during the successor nine months ended September 30, 2012, such excess was absorbed by dividends payable to our parent. These decreases were partially offset by $133 million provided by proceeds from the sale of property during the successor nine months ended September 30, 2012.

        Net cash used in financing activities increased in the successor nine months ended September 30, 2012 as compared to the combined nine months ended September 30, 2011, primarily due to $1.7 billion of additional payments of long-term debt and increased dividends paid along with costs associated with early retirement of debt. These increases were partially offset by significant net debt paydown against the creation of notes payable-affiliates.

        On July 20, 2012, QC redeemed all $484 million of its 7.50% Notes due 2023, which resulted in an immaterial loss.

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

        On April 18, 2012, CenturyLink entered into a term loan in the amount of $440 million, which has been guaranteed by QCII and its wholly-owned subsidiary, QSC.

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

        As of the successor date of September 30, 2012, we paid certain costs that were associated with CenturyLink's acquisition of us. These costs include compensation costs comprised of retention bonuses and severance. The final amounts and timing of the compensation costs to be paid is partially dependent upon personnel decisions that continue to be made as part of the continuing integration process. These amounts may be material.

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

        The table below summarizes the premiums recognized as a reduction to interest expense or extinguished during the periods indicated:

	Successor
	Nine Months Ended September 30, 2012	Nine Months Ended December 31, 2011	Total Since Acquisition
	(Dollars in millions)
Amortized	$68	154	222
Extinguished(1)	140	58	198

Total premiums recognized	$208	212	420

(1)
See "Debt and Other Financing Arrangements" for more information.

        The remaining premium of $273 million as of the successor date of September 30, 2012 will reduce interest expense in future periods, unless otherwise extinguished.

Other Matters

        We also are involved in various legal proceedings that could have a material adverse effect on our financial position. See Note 9—Commitment and Contingencies for the current status of such legal proceedings.

        Approximately 52% of our employees are subject to collective bargaining agreements that expired on October 6, 2012. Our parent company, CenturyLink, is currently negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the unions have agreed to provide us with at least a twenty-four hour advance notice before terminating those predecessor agreements. Any strikes or other changes in our labor relations could have a significant impact on our business. See "Risk Factors—Other Risks" in Item 1A. of Part II of this report. If we fail to extend or renegotiate our collective bargaining agreement with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed. To help mitigate this potential risk, we have established contingency plans in which we would assign trained, non-represented employees to cover jobs for represented employees in the event of a work stoppage to provide continuity for our customers.

Off-Balance Sheet Arrangements

        There were no substantial changes to our contractual obligations in the successor nine months ended September 30, 2012, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

Market Risk

        We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

        From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of the successor date of September 30, 2012, we had no such instruments outstanding.

        There were no material changes to market risks arising from changes in interest rates for the successor nine months ended September 30, 2012, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

        In addition to historical information, this MD&A includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including those arising out of the Federal Communications Commission's October 27, 2011 order regarding intercarrier compensation and the USF, among other things); our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by CenturyLink's recent acquisitions; CenturyLink's ability to successfully integrate recently-acquired operations into its incumbent operations, including the possibility that the anticipated benefits from these recent acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; CenturyLink's and our ability to use net operating loss carryovers in projected amounts; CenturyLink's ability to effectively manage its expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; any adverse developments in legal proceedings involving CenturyLink or us; unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in CenturyLink's or our pension funding requirements or otherwise; the effects of adverse weather; other risks referenced from time to time in this report (including in "Risk Factors" in Item 1A of Part II of this report) or other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of our forward-looking statements for any reason.

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

        Glen F. Post, III, the Chief Executive Officer of CenturyLink and us, and R. Stewart Ewing, Jr., the Chief Financial Officer of CenturyLink and us, have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of September 30, 2012. Based on that evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting during the third quarter of 2012 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

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

        We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. We are facing greater competition from a variety of sources, including cable companies, wireless providers, broadband companies, resellers and sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. In addition, regulatory developments over the past several years have generally increased competitive pressures on our business. Due to some of these and other factors, we continue to lose access lines.

        Some of our current and potential competitors (i) offer a more comprehensive range of communications products and services, (ii) have market presence, engineering and technical capabilities, and financial and other resources greater than ours, (iii) own larger and more diverse networks, (iv) conduct operations or raise capital at a lower cost than us, (v) are subject to less regulation, (vi) offer greater online content or (vii) have substantially stronger brand names. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the marketing and sale of their products and services.

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

        The communications industry is experiencing significant technological changes, many of which are reducing demand for our traditional voice services or are enabling our current customers to reduce or bypass use of our networks. Similarly, the information technology services industry is experiencing rapid changes in technologies. Further technological change could require us to expend capital or other resources in excess of currently contemplated levels or to forgo the development or provision of products or services that others can provide more efficiently. If we are not able to develop new products and services to keep pace with technological advances, or if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to effectively respond to changes in technology and markets could also adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

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

  •
  an increased focus on serving a broader range of business, governmental and wholesale customers; and

  •
  greater use of service bundles.

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

        Unfavorable general economic conditions, including the unstable economy and the current credit market environment, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of factors in the United States, Europe, Asia and developing countries may result in a prolonged period of economic downturn, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, these conditions could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. Any one or more of these circumstances could cause our revenues to continue declining. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. In addition, as discussed below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to raise capital.

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

We may need to defend ourselves against claims that we infringe upon others' intellectual property rights, or we may need to seek third-party licenses to expand our product offerings.

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

        The telecommunications industry has experienced substantial consolidation over the last couple of decades, and some of our competitors have combined with other telecommunications providers, resulting in competitors that are larger, have more financial and business resources, and have broader service offerings. Further consolidation could increase competitive pressures, and could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

We have a significant amount of goodwill and other intangible assets on our balance sheet. If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our stockholder's equity.

        Under generally accepted accounting principles, intangible assets are reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that its carrying value may not be recoverable. If our intangible assets are determined to be impaired in the future, we may be required to record a significant, non-cash charge to earnings during the period in which the impairment is determined.

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

Risks Relating to our Recent Acquisition

We may be unable to integrate successfully into Legacy CenturyLink its recently-acquired operations and realize the anticipated benefits of the recent acquisitions.

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

  •
  lost sales as a result of customers deciding not to do business with the combined company;

  •
  the complexities associated with managing the combined businesses out of several different locations and integrating personnel from multiple companies, while at the same time attempting to provide consistent, high quality products and services under a unified culture;

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

        As described in Note 9—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report and Item 1 of Part I of CenturyLink's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, CenturyLink and us are involved in several legal proceedings that, if resolved against them or us, could have a material adverse effect on their, as well as our, business and financial condition. These matters include certain KPNQwest matters, which present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. We continue to defend against these matters vigorously and are currently unable to provide any estimate as to the timing of their resolution.

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

        There are other material proceedings pending against CenturyLink and us, as described in Note 9—Commitments and Contingencies to our consolidated financial statements in Item 1of Part I of this report, and Item 1of Part I of CenturyLink's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

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

        For over 15 years, Congress and the FCC have taken several steps that have resulted in increased competition among communications service providers. Many of the FCC's regulations remain subject to judicial review and additional rulemakings, thus making it difficult to determine the ultimate impact of these changes on us and our competitors.

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

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related regulations implemented thereunder, are increasing legal and financial compliance costs and making some activities more time consuming. Any future failure to successfully or timely complete annual assessments of our internal controls required by Section 404 of the Sarbanes-Oxley Act could subject us to sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results or investors' confidence in us.

        For a more thorough discussion of the regulatory issues that may affect our business, see Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Risks Affecting our Liquidity

CenturyLink's and our high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.

        Our parent, CenturyLink, and we continue to carry significant debt. As of September 30, 2012, our consolidated debt was approximately $10.3 billion, which was included in CenturyLink's consolidated debt of approximately $20.7 billion as of that date. Approximately $2.7 billion of CenturyLink's debt securities, which includes approximately $2 billion of our debt securities, come due over the next thirty-six months. While we currently believe CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future financial condition or that of CenturyLink, the credit markets or the economy generally. We may have unexpected expenses and liabilities, and we may have limited access to financing.

        We expect to periodically require financing to meet our debt obligations as they come due. Due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if we are required to contribute a material amount of cash to our collective pension plans, if we are required to begin to pay other post-retirement benefits significantly earlier than is anticipated, if CenturyLink or we become subject to significant judgments or settlements in one or more of the matters discussed in Note 9—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report or Item 1 of Part I in CenturyLink's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. If we are able to obtain additional financing, our credit ratings could be adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our debt obligations.

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

        Certain of our debt instruments have cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. See "Liquidity and Capital Resources" in Item 2 of Part I of this report for additional information about CenturyLink's credit facility.

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

        As of September 30, 2012, we had approximately 24,900 employees, of which approximately 13,000, or 52%, were members of either the International Brotherhood of Electrical Workers ("IBEW") or the Communications Workers of America ("CWA") and are subject to collective bargaining agreements that expired October 6, 2012. We are currently negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended and the applicable unions have agreed to provide us with at least twenty-four hour advance notice before terminating those predecessor agreements.

        We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

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

(1)
Certain of the items in Sections 4.1 through 4.7(i) omit supplemental indentures or other instruments governing debt that has been retired, or (ii) refer to trustees who may have been replaced, acquired or affected by similar changes. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

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

Exhibit Number	Description
	b.	Third Supplemental Indenture, dated as of September 17, 2009, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on September 21, 2009).
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
4.8	Intercompany debt instruments.
a.
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
b.*
Revolving Promissory Note, dated as of September 27, 2012, pursuant to which Qwest Communications International Inc. may borrow from an affiliate of CenturyLink, Inc. up to $3.0 billion on a revolving basis.
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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Communications International Inc. for the period ended September 30, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholder's Equity (Deficit) and (vi) the Notes to the Consolidated Financial Statements.

*
Exhibit filed herewith.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2012.

QWEST COMMUNICATIONS INTERNATIONAL INC.,
By:	/s/ DAVID D. COLE David D. Cole Senior Vice President, Controller and Operations Support (Chief Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURE