Form 10-K
period 2012-12-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2013-03-12
CIK 1037949

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒

On March 12, 2013, 1,000 shares of common stock were outstanding. None of Qwest Communications International Inc.'s common stock is held by non-affiliates.

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

 PART I

ITEM 1. BUSINESS

Overview

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local and long-distance, network access, private line (including special access), broadband, data, managed hosting, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers ("CLEC"). We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.

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

        On April 1, 2011, we became a wholly owned subsidiary of CenturyLink, Inc. in a tax-free, stock-for-stock transaction. Although we continued as a surviving corporation and legal entity after the acquisition, the accompanying consolidated financial information is presented for two periods: predecessor and successor, which relate to the period preceding the acquisition and the period succeeding the acquisition, respectively. On the date of the acquisition, April 1, 2011, our assets and liabilities were recognized at their fair value. This revaluation has been reflected in our consolidated financial statements and, therefore, has resulted in a new basis of accounting for the "successor period". This new basis of accounting means that our consolidated financial statements for the successor periods are not comparable to our consolidated financial statements relating to periods prior to the acquisition, including the predecessor period consolidated financial statements in this report.

        For certain products and services we provide and for a variety of internal communications functions, we use portions of CenturyLink's telecommunications network to transport data and voice traffic. Likewise, CenturyLink uses our telecommunications network to transport data and voice traffic in order to fulfill services to its customers and a variety of internal communications functions.

        For a discussion of certain risks applicable to our business, financial condition and results of operations, see "Risk Factors" in Item 1A of this report. The summary financial information in this section should be read in conjunction with, and is qualified by reference to, the consolidated financial statements and notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

Financial and Operational Highlights

        The following table summarizes the results of our consolidated operations.

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Operating revenues	$11,356	8,327	2,846	11,730
Operating expenses	10,078	7,784	2,267	9,729

Operating income	$1,278	543	579	2,001

Net income (loss)	$308	19	211	(55)

	Successor
	December 31, 2012	December 31, 2011
	(Dollars in millions)
Balance sheet data:
Total assets	$29,246	31,155
Total long-term debt(1)	9,628	12,296
Total stockholder's equity	10,624	11,276

(1)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt on our consolidated balance sheets. For total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of this report.

        The following table summarizes certain of our operational metrics:

	Successor		Predecessor
	December 31, 2012	December 31, 2011(1)	December 31, 2010
	(in thousands)
Operational metrics:
Total broadband subscribers(2)	3,318	3,185	3,060
Total access lines(3)	8,055	8,533	9,193

(1)
In the second quarter of 2012, we updated our methodology for counting our broadband subscribers and reclassified prior year amounts to conform to the current period presentation. For additional information see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" in Item 7 of this report.

(2)
Broadband subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines and fiber-optic cables.

(3)
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

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Strategic services	$4,978	3,615	1,200	4,637
Legacy services	4,848	3,901	1,400	5,974
Data integration	549	402	123	606
Affiliates and other services	981	409	123	513

Total operating revenues	$11,356	8,327	2,846	11,730

        Substantially all of our long-lived assets are located in the United States and substantially all of our revenues are from customers located in the United States.

        Since the April 1, 2011 closing of CenturyLink's acquisition of us, our operations have been integrated into and reported as part of the segments of CenturyLink. CenturyLink's chief operating decision maker ("CODM") has become our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission ("SEC"). Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we now have one reportable segment and we have reclassified our predecessor period results to conform to our current view.

Products and Services

        Our products and services include a variety of voice, broadband, data, information technology ("IT"), video and other communications services. We offer our customers the ability to bundle together several products and services. For example, we offer integrated and unlimited local and long-distance services. Our customers can also bundle two or more services, such as broadband, video (including DIRECTV through our strategic partnership), voice and Verizon Wireless (through our strategic partnership) services. We believe our customers value the convenience of and price discounts associated with receiving multiple services through a single company.

        Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic cables and other equipment. Our network serves approximately 8.1 million access lines in 14 states and forms a portion of the public switched telephone network, or PSTN.

        Described below are our key products and services.

Strategic Services

        Our customers use our strategic services to access the Internet, connect to private networks and transmit data. We also provide value-added services and integrated solutions that make communications more secure, reliable and efficient for our customers. We focus our marketing and sales efforts on these services:

  •
  Private line.  Private line (including special access) is a direct circuit or channel specifically dedicated for the purpose of directly connecting two or more sites. Private line offers a high-speed, secure solution for frequent transmission of large amounts of data between sites. We also provide private line transmission services to wireless service providers that use our fiber-optic cables connected to their towers, commonly referred to as fiber to the tower or wireless backhaul services, to support their next generation wireless networks;

  •
  Broadband.  Our broadband services allow customers to connect to the Internet through their existing telephone lines and fiber-optic cables at high speeds. Substantially all of our broadband subscribers are located within our local service area;

  •
  MPLS.  Multi-Protocol Label Switching, or MPLS, is standards-approved data networking technology, compatible with existing asynchronous transfer mode, or ATM, and frame relay networks we provide to support real-time voice and video. This technology allows network operators flexibility to divert and route traffic around link failures, congestion and bottlenecks;

  •
  Managed Hosting.  Managed hosting includes provision of centralized IT infrastructure and a variety of managed services including cloud and traditional computing, application management, back-up, storage, and advanced services including planning, design, implementation and support services;

  •
  Colocation.  Colocation services enable our customers to install their own IT equipment in our state-of-the art facilities through our centralized IT infrastructure;

  •
  Ethernet.  Ethernet services include point-to-point and multi-point configurations that facilitate data transmissions across metropolitan areas and wide area networks;

  •
  Video.  Our video services include primarily satellite digital television under an arrangement with DIRECTV that allows us to market, sell and bill for its services under its brand name;

  •
  VoIP.  Voice over Internet Protocol, or VoIP, is a real-time, two-way voice communication service (similar to our traditional voice services) that originates over a broadband connection and often terminates on the PSTN; and

  •
  Wireless services.  Our wireless services are offered under CenturyLink's agency arrangement with Verizon Wireless that allows us, as a subsidiary of CenturyLink, to market, sell and bill for its services under its brand name, primarily to customers who buy these services as part of a bundle with one or more of our other products and services. CenturyLink's arrangement allows us to sell the full complement of Verizon Wireless services. CenturyLink's current five-year arrangement with Verizon Wireless runs through 2015 and is terminable by either party thereafter.

Legacy Services

        Our legacy services represent our traditional voice, data and network services, which include the following:

  •
  Local. We offer local calling services for our regional markets customers within our local service area, generally for a fixed monthly charge. These services include a number of enhanced calling features and other services, such as call forwarding, caller identification, conference calling, voicemail, selective call ringing and call waiting, for which we generally charge an additional monthly fee. We also generate revenues from non-recurring services, such as inside wire installation, maintenance services, service activation and reactivation.

    For our wholesale customers, local calling services include primarily resale and unbundled network elements ("UNEs"), which allow our wholesale customers to use our network or a combination of our network and their own networks to provide voice and data services to their customers. Local calling services also include network transport, billing services and access to our network by other telecommunications providers and wireless carriers. Local calling services provided to our wholesale customers allow other telecommunications companies the ability to originate or terminate telecommunications services on our network;

  •
  Long-distance. We offer our residential and business customers domestic and international long-distance services and toll free services. Our international long-distance services include voice calls that either terminate or originate with our customers in the United States;

  •
  ISDN. We offer integrated services digital network ("ISDN") services, which uses regular telephone lines to support voice, video and data applications;

  •
  WAN. We offer wide area network ("WAN") services, which allows a local communications network to link to networks in remote locations; and

  •
  Switched access services. We provide various forms of switched access services to wireline and wireless service providers for the use of our facilities to originate and terminate their interstate and intrastate voice transmissions.

Data Integration

        Data integration involves our sale of telecommunications equipment to customers for use on their premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic networks for our governmental and other business customers.

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

Patents, Trade Names, Trademarks and Copyrights

        Either directly or through our affiliates, we have rights in various patents, trade names, trademarks, copyrights and other intellectual property necessary to conduct our business. Our services often use the intellectual property of others, including licensed software. We also occasionally license our intellectual property to others.

Sales and Marketing

        We maintain local offices in most of the larger population centers within our local service area. These offices provide sales and customer support services in the community. We also rely on our call center personnel to promote sales of services that meet the needs of our customers. Our strategy is to enhance our communications services by offering a comprehensive bundle of services and deploying new technologies to further enhance customer loyalty.

        We conduct most of our operations under the brand name "CenturyLink." Our satellite television service is offered on a co-branded basis under the "DIRECTV" name. The wireless service that we offer under our agency agreement with Verizon Wireless is marketed under the "Verizon Wireless" brand name.

        Our approach to our residential customers emphasizes customer-oriented sales, marketing and service with a local presence. We market our products and services primarily through direct sales representatives, inbound call centers, local retail stores, telemarketing and third parties. We support our distribution with direct mail, bill inserts, newspaper advertising, website promotions, public relations activities and sponsorship of community events and sports venues.

        Our approach to our business and government customers includes a commitment to deliver communications products and services that meet existing and future business needs through bundles of services and integrated service offerings. Our focus is to be a comprehensive communications solution for our small office, mid-sized and select enterprise business and government customers.

        Our approach to our wholesale customers includes a commitment to deliver communications solutions that meet existing and future needs of national network telecommunications providers through bandwidth growth and quality of services.

        Our data hosting operations utilize a solution-based selling approach. By working directly with potential and existing clients, we are able to understand our clients' IT infrastructure and long-term goals. We also market through indirect channels, including collaborations with existing clients and technology providers, telecommunications companies and system integrators.

Network Architecture

        Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic cables and other equipment. Our local exchange carrier networks also include central offices and remote sites, all with advanced digital switches and operating with licensed software. Our fiber-optic cable is the primary transport technology between our central offices and interconnection points with other incumbent carriers. As of December 31, 2012, we maintained over 431 thousand miles of copper plant and approximately 73 thousand miles of fiber optic plant in our local exchange networks. We also maintain separate networks in connection with providing fiber transport and CLEC services.

        Most of our long-distance services are provided through reselling arrangements with other long-distance carriers, with the balance being provided directly through CenturyLink's own switches and network equipment. All of our satellite television and wireless voice service is provided by other carriers under agency agreements.

        We continue to enhance and expand our network by deploying broadband-enabled technologies to provide additional capacity to our customers. Rapid and significant changes in technology are expected to continue in the telecommunications industry. Our future success will depend, in part, on our ability to anticipate and adapt to changes in customer demands and technology.

        In particular, we anticipate that continued increases in broadband usage by our customers will require us to make significant capital expenditures to increase network capacity or to implement network management practices to alleviate network capacity shortages, either of which could adversely impact our results of operation and financial condition. For additional information, see "Risk Factors", generally, in Item 1A of this report, and, in particular, "Risk Factors—Risks Affecting Our Business—Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers."

        For more information, see Item 2 of this report.

Regulation

        In this section, we describe potentially significant regulatory changes that primarily impact QCII's major subsidiary, Qwest Corporation, an incumbent local exchange carrier ("ILEC"). Accordingly, references in this section to "we," "us", the "Company" and "our" generally refer to Qwest Corporation.

        We are subject to significant regulation by the Federal Communications Commission ("FCC"), which regulates interstate communications, and state utility commissions, which regulate intrastate communications in our local service area. These agencies issue rules to protect consumers and promote competition; they set the rates that telecommunication companies charge each other for exchanging traffic; and they have established USF to support the provision of services to high-cost areas. In most states, local voice service, switched and special access services and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region. In addition, we are required to maintain licenses with the FCC and with the utility commissions of most of the states in our local service area. Laws and regulations in many states restrict the manner in which a licensed entity can interact with affiliates, transfer assets, issue debt and engage in other business activities and many mergers and acquisitions require approval by the FCC and some state commissions.

        Historically, ILECs operated as regulated monopolies having the exclusive right and responsibility to provide local telephone services in their franchised service territories. As we discuss in greater detail below, passage of the Telecommunications Act of 1996, coupled with state legislative and regulatory initiatives and technological change, fundamentally altered the telephone industry by generally reducing the regulation of ILECs and creating a substantial increase in the number of competitors. We are considered an ILEC. The following description discusses some of the major industry regulations that affect our traditional telephone operations, but numerous other regulations not discussed below could also impact us. Some legislation and regulations are currently the subject of judicial, legislative and administrative proceedings which could substantially change the manner in which the telecommunications industry operates and the amount of revenues we receive for our services. Neither the outcome of these proceedings, nor their potential impact on us, can be predicted at this time. For additional information, see Item 1A of this annual report below.

State Regulation

        In recent years, most states have substantially reduced their regulation of ILECs. Nonetheless, state regulatory commissions generally continue to regulate local service rates, intrastate access charges, state universal service funds and in some cases service quality, as they continue to grant and revoke certifications authorizing companies to provide communications services. State commissions traditionally regulated pricing through "rate of return" regulation that focused on authorized levels of earnings by ILECs. Several states continue to regulate us in this manner. In most of our states, we are generally regulated under various forms of alternative regulation that typically limit our ability to increase rates for basic local voice service, but relieve us from the requirement to meet certain earnings tests. In a few states, we have recently gained pricing freedom for the majority of retail services except for the most basic of services, such as stand-alone basic residential voice service. In most of the states in which we operate, we have gained pricing flexibility for certain enhanced calling services, such as caller identification and for bundled services that also include local voice service. State commissions periodically conduct proceedings to review the rates that we charge other telecommunications providers for using our network or for reselling our service pursuant to the Telecommunications Act of 1996.

        We are currently responding to carrier complaints, legislation or generic investigations regarding our intrastate switched access charge rates in several of our states. In particular, certain long-distance providers have disputed existing intercarrier compensation rates payable to us and other ILECs with respect to VoIP traffic or refused to pay access charges, based on the contention that tariffed switched access charges should not apply to VoIP traffic. On October 27, 2011, the FCC adopted an order comprehensively reforming federal intercarrier compensation and universal service policies and rules, as discussed further below under the heading "Federal Regulation." Among other things, this order preempted state regulatory commissions' jurisdiction over all terminating access charges, including intrastate access charges that have historically been subject to exclusive state jurisdiction. Furthermore, the FCC decreed that on a prospective basis, intercarrier compensation rates for VoIP traffic will be established at interstate access rates in the event intrastate switched access rates exceed interstate rates.

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

        Under state law, our telephone operating subsidiaries are typically governed by laws and regulations that (i) regulate the purchase and sale of ILECs, (ii) prescribe certain reporting requirements, (iii) require ILECs to provide service under publicly-filed tariffs setting forth the terms, conditions and prices of regulated services, (iv) limit ILECs' ability to borrow and pledge their assets (v) regulate transactions between ILECs and their affiliates, and (vi) impose various other service standards.

        Unlike many of our competitors, as an ILEC we generally face "carrier of last resort" obligations which include an ongoing requirement to provide service to all prospective and current customers in our service area who request service and are willing to pay rates prescribed in our tariffs. In competitively-bid situations, such as newly-constructed housing developments or multi-tenant dwellings, this may constitute a competitive disadvantage to us if competitors can choose to focus on low-risk profitable customers and withhold service from high-risk unprofitable customers. In addition, strict adherence to carrier of last resort requirements may force us to construct facilities with a low likelihood of positive economic return.

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

        In recent years, our operations and those of other telecommunications carriers have been further impacted by legislation and regulation imposing additional obligations on us, particularly with regards to providing broadband service, bolstering homeland security, increasing disaster recovery requirements, minimizing environmental impacts and enhancing privacy. These laws include the Communications Assistance for Law Enforcement Act, and laws governing local telephone number portability and customer proprietary network information requirements. These laws and regulations may cause us to incur additional costs and could impact our ability to compete effectively.

        In December 2012, the FCC initiated a special access proceeding and has requested data, information and documents to allow it to conduct a comprehensive evaluation of competition in the special access market. The ultimate impact of this proceeding on the Company is currently unknown. However, if the FCC were to adopt significant changes in regulations affecting special access services, it could adversely impact our operations or financial results.

  Universal Service Fund and Other Related Matters

        For decades, the FCC has regularly considered various intercarrier compensation reforms, generally with a goal to create a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, or carrying telecommunications traffic. In connection therewith, the FCC solicited public comments on a variety of topics related to access charges and intercarrier compensation.

        The American Recovery and Reinvestment Act of 2009 (the "Recovery Act") includes certain broadband initiatives that are intended to accelerate broadband deployment across the United States. The Recovery Act approved $7.2 billion in funding for broadband stimulus projects across the United States to be administered by two governmental agencies. The programs provide grants and loans to applicants for construction of certain broadband infrastructure, provision of certain broadband services, and support of certain broadband adoption initiatives. This program has attracted a wide range of applicants including states, municipalities, start-up companies and consortiums. The participation of other parties in these programs has increased competition in selected areas, which may increase our marketing costs and decrease our revenues in those areas. This trend may intensify if program participation increases.

        On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("CAF order") intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition over the next decade as terminating intercarrier compensation charges are reduced, universal service funding is explicitly targeted to broadband deployment, and line charges paid by end user customers are gradually increased. We anticipate that these changes will substantially increase the pace of reductions in the amount of switched access revenues in our wholesale business, while creating opportunities for increases in federal USF and retail revenue streams.

        On December 29, 2011, the CAF order went into effect. At the same time, numerous parties filed a petition for reconsideration with the FCC seeking numerous revisions to the order. In January 2012, CenturyLink joined more than two dozen parties in challenging certain aspects of the order by filing a separate appeal that is expected to be heard by the United States Tenth Circuit Court of Appeals in late 2013. Future judicial challenges to the CAF order are possible, which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. Moreover, rulemaking designed to implement the order is not complete, and several FCC proceedings relating to the order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings on us at this time.

        On January 31, 2012, the FCC adopted an order modernizing the program that provides assistance to qualifying low-income individuals for local voice service. These changes also affect state-specific programs that provide assistance to qualifying individuals. The impact of these changes on us and our low-income customers cannot be quantified at this time, but we may face increased administrative costs, additional audit requirements and potential customer disconnections as a result of this FCC order and its implementation.

        We received approximately $145 million, $142 million and $148 million of revenue from federal and state universal service programs for the successor year ended December 31, 2012, the combined year ended December 31, 2011 and the predecessor year ended December 31, 2010, respectively. Such amounts represented approximately 1.3% of each of the respective aforementioned periods' total operating revenues.

Competition

General

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

        As both consumers and business customers increasingly demand high-speed connections for entertainment, communications and productivity, we expect the demands on our network will continue to increase over the next several years. To succeed, we and other network-based providers must ensure that our networks can deliver services that meet these increasing bandwidth requirements. We plan to continue to invest in our network to be able to meet this future demand. In addition, network reliability and security are increasingly important competitive factors in the enterprise business.

        Although our status as an ILEC continues to provide us some advantages in providing local services in our local service area, as noted above we increasingly face significant competition as an increasing number of consumers are willing to substitute cable, wireless and electronic communications for traditional voice telecommunications services. This has led to an increase in the number and type of competitors within our industry and a decrease in our market share. As a result of this product substitution, we face greater competition in providing local and long-distance services from wireless providers, resellers and sales agents (including ourselves), social media hosts and broadband service providers, including cable companies. We also continue to compete with traditional telecommunications providers, such as national carriers, smaller regional providers, CLECs and independent telephone companies.

        Some of our competitors are subject to fewer regulations than we are which affords them competitive advantages against us. Under federal regulations, telecommunication providers are able to interconnect their networks with ours, resell our services or lease separate parts of our network in order to provide competitive services. Generally, we have been required to provide these functions and services at wholesale rates to our competitors, which allow our competitors to sell their services at lower prices. However, these rules have been and continue to be reviewed by state and federal regulators. In addition, wireless and broadband service providers generally are subject to fewer regulations, which may allow them to operate with lower costs than we are able to operate. For additional discussion of regulations affecting our business, see "Regulation" above.

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

        Our competitors for hosting, colocation and other IT services range from telecommunications companies, hardware manufacturers and system integrators that support the in-house IT operations for a business or offer outsourcing solutions. Due to the size and capacity of some of these companies, they may be able to offer more inexpensive solutions to our customers. To compete, we focus on providing complex, secure and performance-driven services to our business customers through our global infrastructure. Our services can be purchased individually or as part of a total outsourcing arrangement. Our keys to growth include targeting the right clients, offering targeted business solutions to solve specific client needs and delivering compelling and comprehensive technical capabilities.

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

        In providing long-distance services to our customers, we compete primarily with national telecommunications and VoIP providers. Competition in the long-distance market is based primarily on price; however customer service, quality and reliability can also be influencing factors. Our resale and UNE customers are experiencing the same competition with CLECs, for local services customers as we are, as discussed above. We also compete with some of our own customers that are deploying their own networks to provide customers with local services. By doing so, these competitors take traffic off of our network.

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

        In providing other legacy services, such as traditional services and ISDN, we compete primarily with national telecommunications providers and cable companies. Competition for these other legacy services is based primarily on price and bundled offerings.

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

Environmental Compliance

        From time to time we may incur environmental compliance and remediation expenses, mainly resulting from the operation of vehicle fleets or power supplies for our communications equipment. Although we cannot assess with certainty the impact of any future compliance and remediation obligations or provide you with any assurances regarding the ultimate impact thereof, we do not believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations.

Seasonality

        Overall, our business is not significantly impacted by seasonality. From time to time weather related problems have resulted in increased costs to repair our network and respond to service calls in some of our markets. The amount and timing of these costs are subject to the weather patterns of any given year.

Employees

        At December 31, 2012, we had approximately 24,800 employees, of which approximately 12,000 are members of either the International Brotherhood of Electrical Workers or the Communications Workers of America and are subject to collective bargaining agreements that expired October 6, 2012. Our parent company, CenturyLink, is currently negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the unions have agreed to provide at least a twenty-four hour advance notice before terminating those predecessor agreements. See the discussion of risks relating to our labor relations in "Risk Factors—Risks Affecting Our Business" in Item 1A of this report.

        Over the past several years, we have reduced our workforce primarily due to (i) integration efforts from CenturyLink's recent acquisition of us; (ii) increased competitive pressures; and (iii) the loss of access lines over the last several years.

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

        In connection with filing this annual report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and the Act's related regulations. In addition, during 2012, our chief executive officer certified to the New York Stock Exchange that he was unaware of any violations by us of the New York Stock Exchange's corporate governance listing standards.

Special Note Regarding Forward-Looking Statements and Related Matters

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

        These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, are inherently speculative and are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to:

  •
  the timing, success and overall effects of competition from a wide variety of competitive providers;

  •
  the risks inherent in rapid technological change;

  •
  the effects of ongoing changes in the regulation of the communications industry, including the outcome or regulatory or judicial proceedings relating to intercarrier compensation, access charges, universal service, broadband deployment and net neutrality;

  •
  our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

  •
  our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by our recent acquisitions;

  •
  our ability to successfully integrate our acquired operations into CenturyLink's operations, including the possibility that the anticipated benefits from their recent acquisition of us cannot be fully realized in a timely manner or at all, or that integrating our acquired operations will be more difficult, disruptive or costly than anticipated;

  •
  our ability to use net operating loss carryovers in projected amounts;

  •
  our ability to effectively manage our expansion opportunities, including retaining and hiring key personnel;

  •
  possible changes in the demand for, or pricing of, our products and services, including our ability to effectively respond to increased demands for high-speed broadband services;

  •
  our ability to successfully introduce new product or service offerings on a timely and cost-effective basis;

  •
  our continued access to credit markets on favorable terms;

  •
  our ability to collect our receivables from financially troubled communications companies;

  •
  any adverse developments in legal or regulatory proceedings involving us;

  •
  unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in pension funding requirements or otherwise;

  •
  other risks referenced in this report or other of our filings with the SEC; and

  •
  the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy.

        These and other uncertainties related to our business and our recent acquisitions are described in greater detail in Item 1A of this report, which is subject to updating and supplementing by our subsequent SEC reports.

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

        Unless otherwise indicated, information contained in this report and other documents filed by us under the federal securities laws concerning our views and expectations regarding the communications industry are based on estimates made by us using data from industry sources, and on assumptions made by us based on our management's knowledge and experience in the markets in which we operate and the communications industry generally. You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness. Our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed below in Item 1A of this report.

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

        We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. In addition to competition from larger national telecommunications providers, we are facing increasing competition from a variety of other sources, including cable and satellite companies, wireless providers, broadband companies, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. In addition, regulatory developments over the past several years have generally increased competitive pressures on our business. Due to some of these and other factors, we continue to lose access lines.

        Some of our current and potential competitors (i) offer a more comprehensive range of communications products and services, (ii) have market presence, engineering and technical capabilities, and financial and other resources greater than ours, (iii) own larger or more diverse networks with greater transmission capacity or other advantages, (iv) conduct operations or raise capital at a lower cost than us, (v) are subject to less regulation, (vi) offer greater online content or (vii) have substantially stronger brand names. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the marketing and sale of their products and services.

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

        For additional information on the risks of increased expenditures, see "Risk Factors—Risks Affecting our Liquidity and Capital Resources—Our business requires us to incur substantial capital and operating expenses, which reduces our available free cash flow."

Our legacy services continue to experience declining revenues, and our efforts to offset these declines may not be successful.

        The telephone industry has experienced a decline in access lines and network access revenues, which, coupled with the other changes resulting from competitive, technological and regulatory developments, continue to place downward pressure on the revenues we generate from our legacy services.

        We have taken a variety of steps to counter these declines, including:

  •
  an increased focus on selling a broader range of higher-growth strategic services, which are described in detail in Item 8 of this report;

  •
  an increased focus on serving a broader range of business, governmental and wholesale customers; and

  •
  greater use of service bundles.

        However, some of these strategic services generate lower profit margins than our traditional services, and some can be expected to experience slowing growth as increasing numbers of our existing or potential customers subscribe to these newer products. Moreover, we cannot assure you that the revenues generated from our new offerings will offset revenue losses associated from reduced sales of our legacy products. Similarly, we cannot assure you that our new service offerings will be as successful as anticipated. In addition, our reliance on third parties to provide certain of these strategic services could constrain our flexibility, as described further below.

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

        As of December 31, 2012, we had approximately 24,800 employees, of which approximately 12,000, or 48%, are members of various bargaining units represented by the International Brotherhood of Electrical Workers or the Communications Workers of America and are subject to collective bargaining agreements that expired October 6, 2012. We are currently negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended and the applicable unions have agreed to provide us with at least twenty-four hour advance notice before terminating those predecessor agreements.

        We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

Our future results will suffer if we do not effectively adjust to changes in our business.

        The above-described changes in our industry have placed a higher premium on marketing, technological, engineering and provisioning skills. Our future success depends, in part, on our ability to retrain our staff to acquire or strengthen skills necessary to address these changes, and, where necessary, to attract and retain new personnel that possess these skills.

Unfavorable general economic conditions could negatively impact our operating results and financial condition.

        Unfavorable general economic conditions, including the unstable economy and credit market, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of factors in the United States, Europe, Asia and developing countries may result in a prolonged period of economic downturn, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to governmental customers that have suffered recent budget cuts. Any one or more of these circumstances could cause our revenues to continue declining. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to raise capital.

We could be harmed by security breaches, damages or other significant disruptions or failures of our networks, IT infrastructure or related systems, or of those we operate for certain of our customers.

        To be successful, we will need to continue providing our customers with a high-capacity, reliable and secure network. We face the risk, as does any company, of a security breach or significant disruption of our IT infrastructure and related systems (including our billing systems). As a communications and IT company, we face an added risk that a security breach or other significant disruption of our public networks or IT infrastructure and related systems that we develop, install, operate and maintain for certain of our business and governmental customers could lead to material interruptions or curtailments of service. Moreover, due to the nature of our customers and services, we face a heightened risk that a security breach or disruption could result in unauthorized access to our customers' proprietary or classified information on our public networks or internal systems or the systems that we operate and maintain for certain of our customers.

        We make significant efforts to maintain the security and integrity of these types of information and systems and maintain contingency plans in the event of security breaches or other system disruptions. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses, malware, or other forms of cyber attacks or similar events. These threats may derive from human error, fraud, malice or sabotage on the part of employees, third parties or other nations, or could result from accidental technological failure. Similar to other large telecommunications companies, we have been subject to a variety of security breaches and cyber attacks, although to date none of these have resulted in a material adverse effect on our operating results or financial condition. We cannot assure you, however, that future security breaches or disruptions would not be successful or damaging, especially in light of the growing frequency and sophistication of cyber attacks and intrusions. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures, and any resulting damages could be material.

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

  •
  require significant management attention or financial resources to remedy the damages that result or to change our systems, including expenses to repair systems, add new personnel or develop additional protective systems;

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

Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers.

        Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional Internet activity such as web browsing and email. As utilization rates and availability of these services continue to grow, our high-speed Internet customers may use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, reduced capacity or slower transmission speeds for our customers. Alternatively, we could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected markets. While we believe demand for these services may drive high-speed Internet customers to pay for faster broadband speeds, we may not be able to recover the costs of the necessary network investments. This could result in an adverse impact to our operating margins, results of operations and financial condition.

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

        The telecommunications industry has experienced substantial consolidation over the last couple of decades, and some of our competitors have combined with other telecommunications providers, resulting in larger competitors that have greater financial and business resources and broader service offerings. Further consolidation could increase competitive pressures, and could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

We have a significant amount of goodwill and other intangible assets on our balance sheet. If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our stockholders' equity.

        Under generally accepted accounting principles, intangible assets are tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that its carrying value may not be recoverable. If our intangible assets are determined to be impaired in the future, we may be required to record a significant, non-cash charge to earnings during the period in which the impairment is determined.

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

        Our success depends largely on the skills, experience and performance of a limited number of senior officers. Competition for senior management in our industry is intense and we may have difficulty retaining our current senior officers or attracting new ones in the event of terminations or resignations. For a discussion of similar retention concerns relating to our recent mergers, please see the risks described below under the heading "Risks Relating to our Recent Acquisition."

As a holding company, we rely on payments from our operating companies to meet our obligations.

        As a holding company, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and their distribution of those earnings to us in the form of dividends, loans or other payments. As a result, we rely upon our subsidiaries to generate the funds necessary to meet our obligations, including the payment of amounts owed under our long-term debt. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us or, subject to limited exceptions for tax-sharing, to make any funds available to us to repay our obligations, whether by dividends, loans or other payments. All of our subsidiaries are subject to state law restrictions that limit the amount of dividends they can pay us. In addition, certain of our subsidiaries may be restricted under loan agreements or regulatory orders from transferring funds to us, including certain restrictions on the amount of dividends that may be paid to us. Moreover, our rights to receive assets of any subsidiary upon its liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors. See "Management's Discussion and Analysis of Financial Conditions and Results of Operation—Liquidity and Capital Resources" in Item 7 of this report for further discussion on these matters.

Risks Relating to our Recent Acquisition

We may be unable to integrate successfully into CenturyLink its recently-acquired operations and realize the anticipated benefits of the recent acquisition.

        CenturyLink's acquisition of us involved the combination of two companies which previously operated as independent public companies. We have devoted, and will continue to devote, significant management attention and resources to integrating the business practices and operations of CenturyLink and Qwest. We may encounter difficulties in the integration process, including the following:

  •
  the inability to successfully combine our businesses in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the acquisition, either due to technological challenges, personnel shortages, strikes or otherwise, any of which would result in the anticipated benefits of the acquisition not being realized partly or wholly in the time frame anticipated or at all;

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

  •
  the failure to retain key employees, some of whom could be critical to integrating or expanding the companies;

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

CenturyLink cannot assure you whether, when or in what amounts they will be able to use our net operating losses.

        At December 31, 2012, we had approximately $5.3 billion of federal net operating losses, or NOLs. These NOLs can be used to offset our future federal taxable income.

        CenturyLink's acquisition of us caused an "ownership change" under federal tax laws relating to the use of NOLs. As a result, these laws could limit CenturyLink's ability to use our NOLs and certain other deferred tax attributes to reduce future federal taxable income. CenturyLink currently expects to use substantially all of these NOLs and certain other deferred tax attributes. However, if CenturyLink is unable to realize these benefits, its future income tax payments would be higher than expected, which would adversely affect its financial results and liquidity. As a wholly owned subsidiary of CenturyLink, our financial results and liquidity could be similarly affected.

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the KPNQwest litigation, or other material litigation of CenturyLink could have a material adverse impact on our financial condition and operating results, on the trading price of our debt securities and on our ability to access the capital markets.

        As described in Note 16—Commitments and Contingencies to the consolidated financial statements in Item 8 of this report and of CenturyLink's Annual Report on Form 10-K, CenturyLink and we are involved in several legal proceedings that, if resolved against them or us, could have a material adverse effect on their, as well as our, business and financial condition. These matters include certain KPNQwest matters, which present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. We continue to defend against these matters vigorously and are currently unable to provide any estimate as to the timing of their resolution.

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

        There are other material proceedings pending against CenturyLink and us, as described in the above-referenced Note 16. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

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

        Regulation of the telecommunications industry continues to change rapidly, and the regulatory environment varies substantially from jurisdiction to jurisdiction. Notwithstanding a recent movement towards alternative regulation, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which periodically exposes us to pricing or earnings disputes and could expose us to unanticipated price declines. Interexchange carriers have filed complaints in various forums requesting reductions in our access rates. In addition, several long-distance providers are disputing amounts owed to us for carrying Voice over Internet Protocol ("VoIP") traffic, or traffic they claim to be VoIP traffic, and are refusing to pay such amounts. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

        Risks associated with recent changes in federal regulation. On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("CAF order") intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition over the next decade as intercarrier compensation charges are reduced, universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end user customers are gradually increased. We expect these changes will substantially increase the pace of reductions in the amount of switched access revenues we receive in our wholesale business, while creating opportunities for increases in federal USF and retail revenue streams. Several judicial challenges to the CAF order are pending and additional future challenges are possible, any of which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. Moreover, rulemaking designed to implement the order is not complete, and several FCC proceedings relating to the order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.

        In addition, during the last few years Congress or the FCC has initiated various other changes, including (i) broadband stimulus projects, support funds and similar plans and (ii) new "network neutrality" rules. The FCC is also considering changes in the regulation of special access services. Any of these recent or pending initiatives could adversely affect our operations or financial results.

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

"Net neutrality" legislation or regulation could limit our ability to operate our high-speed data business profitably and to manage our broadband facilities efficiently.

        In order to continue to provide quality high-speed data service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently and to invest in our networks. The FCC's "net neutrality" regulations could adversely impact our ability to operate our high-speed data network profitably and to undertake the upgrades and implement network management practices that may be needed to continue to provide high quality high-speed data services, and could therefore negatively impact our ability to compete effectively.

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

        As a diversified full service incumbent local exchange carrier in most of our key markets, we have traditionally been subject to significant regulation that does not apply to many of our competitors. This regulation imposes substantial compliance costs on us and restricts our ability to change rates, to compete and to respond rapidly to changing industry conditions. As our business becomes increasingly competitive, regulatory disparities between us and our competitors could impede our ability to compete.

We are subject to franchising requirements that could impede our expansion opportunities.

        We may be required to obtain from municipal authorities operating franchises to install or expand facilities. Some of these franchises may require us to pay franchise fees. These franchising requirements generally apply to our fiber transport and competitive local exchange carrier operations, and to our facilities-based video services. These requirements could delay us in expanding our operations or increase the costs of providing these services.

We are exposed to risks arising out of recent legislation affecting U.S. public companies.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related regulations implemented thereunder, are increasing legal and financial compliance costs and making some activities more time consuming. Any failure to successfully or timely complete annual assessments of our internal controls required by Section 404 of the Sarbanes-Oxley Act could subject us to sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results or investors' confidence in us.

        For a more thorough discussion of the regulatory issues that may affect our business, see "Regulation" in Item 1 of this report.

Risks Affecting our Liquidity and Capital Resources

CenturyLink's and our high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.

        Our parent, CenturyLink, and we continue to carry significant debt. As of December 31, 2012, our consolidated debt was approximately $9.6 billion, which was included in CenturyLink's consolidated debt of approximately $20.6 billion as of that date. Approximately $2.1 billion of CenturyLink's debt securities, which includes approximately $1.4 billion of our debt securities, come due over the next thirty-six months. While we currently believe that CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future financial condition or the condition of CenturyLink, the credit markets or the economy. We may incur unexpected expenses or liabilities, and we may have limited access to financing.

        Our significant levels of debt can adversely affect us in several other respects, including (i) limiting our ability to access the capital markets, (ii) exposing us to the risk of credit rating downgrades, which would raise our borrowing costs and could further limit our access to capital, (iii) hindering our flexibility to plan for or react to changing market, industry or economic conditions, (iv) limiting the amount of cash flow available for future operations, acquisitions, dividends, or other uses, (v) making us more vulnerable to economic or industry downturns, including interest rate increases, and (vi) placing us at a competitive disadvantage compared to less leveraged competitors.

        The effects of each of these factors could be intensified if we increase our borrowings. We expect to periodically require financing to meet our debt obligations as they come due. Due to the unstable economy and credit market, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if we are required to contribute a material amount of cash to our pension plans, if we are required to begin to pay other post-retirement benefits significantly earlier than is anticipated, if CenturyLink or we become subject to significant judgments or settlements in one or more of the matters discussed in Note 16—Commitments and Contingencies to the consolidated financial statements in Items 8 of this report or in CenturyLink's Annual Report on Form 10-K. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. If we are able to obtain additional financing, our credit ratings could be adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our debt obligations.

        Certain of our debt instruments have cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Item 7 of this report for additional information about CenturyLink's credit facility.

Our debt agreements and the debt agreements of CenturyLink and its other subsidiaries allow us to incur significantly more debt, which could exacerbate the other risks described in this report.

        The terms of our debt instruments and the debt instruments of CenturyLink and its other subsidiaries permit additional indebtedness. Additional debt may be necessary for many reasons, including those discussed immediately above. Incremental borrowings on terms that impose additional financial risks could exacerbate the other risks described in this report.

Our business requires us to incur substantial capital and operating expenses, which reduce our available free cash flow.

        Our business is capital intensive, and we anticipate that our capital requirements will continue to be significant in the coming years. As discussed further under "Risk Factors—Risks Affecting Our Business—Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers," increased bandwidth consumption by consumers and businesses have placed increased demands on the transmission capacity of our networks. If we determine that our networks must be expanded to handle these increased demands, we may be required to make substantial capital expenditures, even though there is no assurance that the return on our investment will be satisfactory. In addition, many of our growth initiatives are capital intensive and changes in technology could require further spending. In addition to investing in expanded networks, new products or new technologies, we must from time to time replace some of the equipment that supports our traditional services as that equipment ages, even though the revenue base from those services is not growing. While we believe that our planned level of capital expenditures will meet both our maintenance and core growth requirements, this may not be the case if demands on our network continue to accelerate or other circumstances underlying our expectations change. Increased spending could, among other things, adversely affect our operating margins, cash flows, results of operations and financial position.

        Similarly, we continue to anticipate incurring substantial operating expenses to support our incumbent services and growth initiatives. Although we have successfully reduced our operating expenses over the past few years, we may be unable to further reduce these costs, even if revenues in some of our lines of business are decreasing. If so, our operating margins will be adversely impacted.

Adverse changes in the value of assets or obligations associated with our qualified pension plan could negatively impact our liquidity.

        The funded status of our qualified pension plan is the difference between the value of plan assets and the benefit obligation. The accounting unfunded status of our qualified pension plan was $948 million as of December 31, 2012. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in our benefit obligation or a significant decrease in the value of plan assets. These adverse changes could require us to contribute a material amount of cash to our pension plan or could accelerate the timing of required cash payments. Based on current laws and circumstances, (i) we were not required to make a cash contribution to this plan in 2012 and (ii) we do not expect we will be required to make a contribution in 2013. The actual amount of required contributions to our plan in 2014 and beyond will depend on a variety of factors, including earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on our liquidity by reducing our cash flows.

CenturyLink and QC plan to access the public debt markets, and we cannot assure you that these markets will remain free of disruptions.

        CenturyLink has a significant amount of indebtedness that it intends to refinance over the next several years, principally it expects through the issuance of debt securities of CenturyLink, QC or both. CenturyLink's ability to arrange additional financing will depend on, among other factors, the financial position, performance, and credit ratings of CenturyLink and QC, as well as prevailing market conditions and other factors beyond its control. Prevailing market conditions could be adversely affected by the ongoing disruptions in the European sovereign debt markets, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, possible further downgrades in the credit ratings of the U.S. debt, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets. This volatility could limit CenturyLink's access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to CenturyLink, or at all. Any such failure to obtain additional financing could jeopardize its and our ability to repay, refinance or reduce debt obligations.

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

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our consolidated financial statements and related disclosures could be affected.

        The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in Item 7 of this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

 ITEM 2. PROPERTIES

        Our property, plant and equipment consists principally of telephone lines, central office equipment, land and buildings related to our telephone operations. Our gross property, plant and equipment consisted of the following components as of the following dates:

	Successor
	December 31, 2012	December 31, 2011
Land	3%	4%
Fiber, conduit and other outside plant(1)	34%	34%
Central office and other network electronics(2)	35%	32%
Support assets(3)	24%	27%
Construction in progress(4)	4%	3%

Gross property, plant and equipment	100%	100%

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

(4)
Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.

        We own substantially all of our telecommunications equipment required for our business. However, we lease certain facilities, plant, equipment and software under various capital lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets.

        We also own and lease administrative offices in major metropolitan locations both in the United States and internationally. Substantially all of our network electronics equipment is located in buildings or on land that we own or lease within our local service area. Outside of our local service area, our assets are generally located on real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of these agreements, due to their termination or their expiration.

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

        On April 1, 2011, we became a wholly owned subsidiary of CenturyLink. On the date of the acquisition, our assets and liabilities were recognized at fair value. This revaluation has been reflected in our consolidated financial statements and, therefore, has resulted in a new basis of accounting for the successor period beginning on April 1, 2011. As of the successor dates of December 31, 2012 and December 31, 2011, our total net property, plant and equipment was approximately $9.1 billion and approximately $9.5 billion, respectively. For additional information, see Note 2—Acquisition by CenturyLink and Note 6—Property, Plant and Equipment to the consolidated financial statements in Item 8 of this report.

        During 2012, we reclassified certain amounts reported in prior periods of inventory held for construction to conform to the current period presentation. This reclassification increased construction in progress at December 31, 2011 by $55 million with an offsetting decrease to fiber, conduit and other outside plant and central office and other network electronics by $8 million and $47 million, respectively.

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

        We are vigorously defending the company against all of the matters described below. As a matter of course, we are prepared both to litigate the matters to judgment, as well as to evaluate and consider all settlement opportunities.

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

KPNQwest Litigation/Investigation

        On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which we were a major shareholder) filed a lawsuit in the District Court of Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. We and Koninklijke KPN N.V. ("KPN") are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with us. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $5.6 billion based on the exchange rate on December 31, 2012), plus statutory interest. Two lawsuits asserting similar claims were previously filed against Qwest and others in federal courts in New Jersey in 2004 and Colorado in 2009; those courts dismissed the lawsuits without prejudice on the grounds that the claims should not be litigated in the United States.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against us, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with us. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $289 million based on the exchange rate on December 31, 2012). On April 25, 2012, the court issued its judgment denying the claims asserted by Cargill and Citibank in their lawsuit. Cargill and Citibank are appealing that decision.

        We have not accrued a liability for the above matters. Regarding the 2010 proceeding, we believe it is premature to determine whether an accrual is warranted and, if so, a reasonable estimate of our probable liability. Regarding the 2006 suit, we do not believe that liability is probable. We will continue to defend against both KPNQwest litigation matters vigorously.

Other Matters

        Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in courts located in 34 states in which Qwest has such cable (Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, and Wisconsin.) For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our cable in the right-of-way without the Plaintiffs' consent. Most of the currently pending actions purport to be brought on behalf of state-wide classes in the named Plaintiffs' respective states, although one action pending before the Illinois Court of Appeals purports to be brought on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. After previous attempts to enter into a single nationwide settlement in a single court proved unsuccessful, the parties proceeded to seek court approval of settlements on a state-by-state basis. To date, the parties have received final approval of such settlements in 22 states (Alabama, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Oklahoma, Tennessee, Virginia and Wisconsin), have received preliminary approval of the settlements in eight states (California, Kentucky, Nevada, Ohio, Oregon, Pennsylvania, South Carolina and Utah), and have not yet received either preliminary or final approval in four states (Arizona, Massachusetts, New Mexico and Texas). We have accrued an amount that we believe is probable for these matters; however, the amount is not material to our consolidated financial statements.

        From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, various tax issues, environmental law issues, grievance hearings before labor regulatory agencies and miscellaneous third party tort actions. The outcome of these other proceedings is not predictable. However, we do not believe that the ultimate resolution of these other proceedings, after considering available insurance coverage, will have a material adverse effect on our financial position, results of operations or cash flows.

        The information contained in Note 16—Commitments and Contingencies—to the consolidated financial statements included in Item 8 of this report is incorporated herein by reference.

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

        Selected financial information from the consolidated statements of operations data is as follows:

	Successor(1)		Predecessor(1)
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	(Dollars in millions)
Operating revenues	$11,356	8,327	2,846	11,730	12,311	13,475
Operating expenses	10,078	7,784	2,267	9,729	10,336	11,378

Operating income	$1,278	543	579	2,001	1,975	2,097

Income before income tax expense	$504	51	357	450	903	1,051
Net income (loss)	308	19	211	(55)	662	652

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in Item 7 of this report for a discussion of unusual items affecting the results for the successor year ended December 31, 2012, the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011, as well as the predecessor year ended December 31, 2010.

        Selected financial information from the consolidated balance sheets is as follows:

	Successor		Predecessor
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
	(Dollars in millions)
Goodwill	$10,123	10,123	—	—	—
Total assets	29,246	31,155	17,220	20,380	20,141
Total long-term debt(1)	9,628	12,296	11,947	14,200	13,555
Total stockholder's equity (deficit)	10,624	11,276	(1,655)	(1,178)	(1,386)

(1)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt on our consolidated balance sheets. For total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of this report.

        Selected financial information from the consolidated statements of cash flows is as follows:

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	(Dollars in millions)
Other data:
Net cash provided by operating activities	$2,806	2,152	777	3,367	3,307	2,931
Net cash used in investing activities	(1,214)	(1,868)	(408)	(1,488)	(1,406)	(1,693)
Net cash used in financing activities	(1,553)	(660)	(317)	(3,913)	(60)	(1,575)
Payments for property, plant and equipment and capitalized software	(1,589)	(1,207)	(410)	(1,488)	(1,409)	(1,777)

        The following table presents certain selected consolidated operating data as of the following dates:

	Successor		Predecessor
	December 31, 2012	December 31, 2011(1)	December 31, 2010
	(in thousands)
Broadband subscribers(2)	3,318	3,185	3,060
Access lines(3)	8,055	8,533	9,193

(1)
In the second quarter of 2012, we updated our methodology for counting our broadband subscribers and reclassified prior year amounts to conform to the current period presentation. For additional information see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" in Item 7 of this report.

(2)
Broadband subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines and fiber-optic cables.

(3)
Access lines are telephone lines reaching from the customers' premises to a connection with the public switched telephone network, or PSTN.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        All references to "Notes" in this Item 7 refer to the Notes to Consolidated Financial Statements included in Item 8 of this report.

        Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" in Item 1 of this report for factors relating to these statements and "Risk Factors" in Item 1A of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

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

        As discussed in Note 2—Acquisition by CenturyLink—to the consolidated financial statements in Item 8 of this report, on April 1, 2011, we became a wholly owned subsidiary of CenturyLink. Each outstanding share of our common stock was converted into 0.1664 shares of CenturyLink common stock, with cash paid in lieu of fractional shares. The estimated aggregate consideration was approximately $12.273 billion.

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

        We have incurred operating expenses related to CenturyLink's acquisition of us, which consist primarily of integration and severance expenses. The table below summarizes our acquisition-related expenses:

	Successor		Predecessor	Combined
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Twelve Months Ended December 31, 2011
	(Dollars in millions)
Acquisition-related expenses	$47	154	3	157

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

        We currently categorize our products, services and revenues among the following four categories:

  •
  Strategic services, which include primarily private line (including special access), broadband, multi protocol label switching ("MPLS") (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), hosting, video (including DIRECTV), Voice over Internet Protocol ("VoIP") and Verizon Wireless services;

  •
  Legacy services, which include primarily local, long-distance, integrated services digital network (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations);

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

        As of the successor date of December 31, 2012, we operated approximately 8.1 million access lines, which are telephone lines reaching from the customers' premises to a connection with the public switched telephone network. We count access lines when we install the service. Our methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. Our methodology for counting our access lines may not be comparable to those of other companies. As of the successor date of December 31, 2012, we also served approximately 3.3 million broadband subscribers. As described below, we have updated our methodology for counting broadband subscribers to include residential, business and wholesale subscribers instead of only residential and small business subscribers.

        Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is presented on a combined basis for the successor periods in 2011. We believe that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to the annual period in 2012. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 of this report.

Business Trends

        Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.

  •
  Strategic services.  We continue to see shifts in the makeup of our total revenues as customers move to strategic services, such as private line (including special access), broadband and video services, from legacy services, such as local and access services. Revenues from our strategic services represented 44%, 43% and 40% of our total revenues for the successor year ended December 31, 2012, the combined year ended December 31, 2011 and the predecessor year ended December 31, 2010 respectively, and we expect that this percentage will continue to grow. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. As of the successor date of December 31, 2012, we reached approximately 3.3 million broadband subscribers compared to approximately 3.2 million as of the successor date of December 31, 2011 and 3.1 million as of the predecessor date of December 31, 2010. We believe that continually increasing connection speeds is important to remaining competitive in our industry. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services than would otherwise generally be available through a more traditional telecommunications network made up of only copper wires. In addition to our broadband network, we continue to expand our product offerings, including Ethernet and MPLS, and enhance our marketing efforts as we compete in a maturing market in which most consumers already have broadband services. While traditional broadband services are declining, they have been more than offset by growth in fiber based broadband services. We expect these efforts will improve our ability to compete and increase our broadband revenues. Another trend impacting our strategic services is the deployment of fiber-based special access services provided to wireless carriers, which in many cases replaces existing copper-based special access services. We believe the growth in fiber-based special access services provided to wireless carriers for backhaul will, ultimately, over time, offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration is uncertain;

  •
  Legacy services.  Revenues from our legacy services represented 43%, 47% and 51% of our total revenues for the successor year ended December 31, 2012, the combined year ended December 31, 2011 and the predecessor year ended December 31, 2010 respectively, and we expect that this percentage will continue to decline. Our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses, which declined 6% and 7% in 2012 and 2011, respectively. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenues associated with access lines, we continue to offer service bundling and other product promotions to help mitigate this trend, as described below;

  •
  Data integration.  We expect both data integration revenue and the related costs will fluctuate from quarter to quarter as this revenue stream tends to be more sensitive than revenues from our other services to changes in the economy and to changes in spending trends of our governmental customers, many of whom have recently experienced budget cuts;

  •
  Service bundling and product promotions.  We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video, long-distance and wireless;

  •
  Operating efficiencies.  We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions;

  •
  Pension and post-retirement benefits expenses.  We are required to recognize in our consolidated financial statements certain expenses relating to our pension and post-retirement health care and life insurance benefits plans. These expenses are calculated based on several assumptions, including among other things discount rates and expected rates of return on plan assets that are generally set at December 31 of each year. Changes in these assumptions can cause significant changes in the combined net periodic benefits expenses we recognize. We allocate the expenses of these plans to certain of our other affiliates. The allocation of expenses is based upon the demographics of employees and retirees at our affiliates. Changes in our assumptions can cause significant changes in the net periodic pension and post-retirement benefits expenses we recognize; and

  •
  Disciplined capital expenditures.  Our capital expenditures continue to be focused on our strategic services such as broadband and the deployment of "fiber to the tower", which is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network.

        While these trends are important to understanding and evaluating our financial results, the other transactions, additional events, uncertainties and trends discussed in "Risk Factors" in Item 1A of this report may also materially impact our business operations and financial results.

Results of Operations

        The following table summarizes our results of operations:

	Successor		Predecessor	Combined	Predecessor	% Change
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Successor 2012 v Combined 2011	Combined 2011 v Predecessor 2010
	(Dollars in millions)
Operating revenues	$11,356	8,327	2,846	11,173	11,730	2%	(5)%
Operating expenses	10,078	7,784	2,267	10,051	9,729	—	3%

Operating income	1,278	543	579	1,122	2,001	14%	(44)%
Other (expense) income	(774)	(492)	(222)	(714)	(1,551)	8%	(54)%
Income tax expense	196	32	146	178	505	10%	(65)%

Net income (loss)	$308	19	211	230	(55)	34%	nm

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

        The following table summarizes certain of our operational metrics:

	Successor		Predecessor	% Change
	December 31, 2012	December 31, 2011	December 31, 2010	Successor 2012 v Successor 2011	Successor 2011 v Successor 2010
	(in thousands)
Operational metrics:
Broadband subscribers	3,318	3,185	3,060	4%	4%
Access lines	8,055	8,533	9,193	(6)%	(7)%
Employees	24.8	26.9	28.3	(8)%	(5)%

        During the second quarter of 2012, we updated our methodology for counting broadband subscribers to better align with the methodology used by our parent company, CenturyLink. We have restated our previously reported amounts to reflect this change. For additional information on our counting methodologies, see "Overview" above.

Operating Revenues

	Successor		Predecessor	Combined	Predecessor	% Change
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Successor 2012 v Combined 2011	Combined 2011 v Predecessor 2010
	(Dollars in millions)
Strategic services	$4,978	3,615	1,200	4,815	4,637	3%	4%
Legacy services	4,848	3,901	1,400	5,301	5,974	(9)%	(11)%
Data integration	549	402	123	525	606	5%	(13)%
Affiliates and other services	981	409	123	532	513	84%	4%

Total operating revenues	$11,356	8,327	2,846	11,173	11,730	2%	(5)%

  Strategic Services

        Growth in our strategic services revenues in both of the comparative periods was due principally to increases in the number of broadband subscribers as well as volume increases in our Ethernet and MPLS services. These increases were partially offset by declines in our private line services revenues.

  Legacy Services

        Legacy services revenues decreased in both of the comparative periods as a result of lower local and long-distance services revenues due to access line loss and reduced access services usage related to competitive pressures and product substitution. Legacy services revenues also decreased in both comparative periods due to lower revenues from our traditional WAN services, caused by customer migration, product substitution and increased competition. Part of the decrease in legacy services revenues for the successor year ended December 31, 2012, as compared to the combined year ended December 31, 2011, is attributable to lower amortization of deferred revenue due to predecessor deferred installation and activation revenue being assigned no value at the acquisition date.

  Data Integration

        Revenues from data integration increased for the successor year ended December 31, 2012 compared to the combined year ended December 31, 2011 primarily due to increased equipment sales and professional services, including network management, security and integration of customer premises equipment. Conversely, these revenues decreased during the combined year ended December 31, 2011 compared to the predecessor year ended December 31, 2010 for the same reasons.

  Affiliates and Other Services

        Affiliates and other services revenues increased for the successor year ended December 31, 2012 compared to the combined year ended December 31, 2011 primarily due to a change in methodology effective January 1, 2012 that resulted in both higher affiliate revenues and expenses for us. See Note 1—Basis of Presentation to the consolidated financial statements in Item 8 of this report. A portion of the increase in affiliates and other services revenues for the successor year ended December 31, 2012 compared to the combined year ended December 31, 2011 is attributable to telecommunications services we provided to affiliates since CenturyLink's April 1, 2011 acquisition of us. The remainder of this increase is attributable to increased USF revenues. The increase in affiliates and other services revenues for the combined year ended December 31, 2011 compared to the predecessor year ended December 31, 2010 was primarily due to telecommunications services we provided to affiliates, which were partially offset by a decrease in USF revenues.

Operating Expenses

        The following table summarizes our operating expenses:

	Successor		Predecessor	Combined	Predecessor	% Change
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Successor 2012 v Combined 2011	Combined 2011 v Predecessor 2010
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$4,814	3,523	1,178	4,701	5,011	2%	(6)%
Selling, general and administrative	1,717	1,741	556	2,297	2,518	(25)%	(9)%
Operating expenses—affiliates	599	126	—	126	—	nm	nm
Depreciation and amortization	2,948	2,394	533	2,927	2,200	1%	33%

Total operating expenses	$10,078	7,784	2,267	10,051	9,729	—	3%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

        Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain legacy systems to the historical systems of our parent, CenturyLink. This transition resulted in an estimated $40 million to $55 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if we had continued to use our legacy systems and a corresponding estimated $40 million to $55 million decrease in operating expenses for the successor year ended December 31, 2012. The reduction in expenses described above, net of tax, increased net income approximately $25 million to $34 million for the successor year ended December 31, 2012.

  Cost of Services and Products (exclusive of depreciation and amortization)

        Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which are third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses (such as data integration and modem expenses); costs for USF (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things and to which we are often required to contribute); and other expenses directly related to our network and hosting operations.

        For the successor year ended December 31, 2012, cost of services and products (exclusive of depreciation and amortization) increased primarily due to increases in customer premise equipment and maintenance costs, USF contribution rates, network expenses and professional and credit card fees, as compared to the combined year ended December 31, 2011. These expenses were partially offset by decreases in employee-related expenses due to changes in the salaries and wages allocation, lower headcount reductions and PTO usage.

        Cost of services and products for the combined year ended December 31, 2011 compared to the predecessor year ended December 31, 2010 decreased due to decreased equipment sales and lower professional services, including network management, security and integration of customer premises equipment. Lower facilities expenses as a result of both lower rates and lower volumes for long-distance service and cost optimization also contributed to the lower expenses in cost of services and products. Cost of services and products also decreased due to lower salaries and wages related to employee reductions in our network operations as we continue to manage our workforce to our workload. The amortization of certain deferred expenses is lower due to assigning no value to these predecessor assets at the acquisition date.

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

        Selling, general and administrative expenses decreased for the successor year ended December 31, 2012 compared to the combined year ended December 31, 2011 primarily due to decreases in salaries and wages and employee benefits related to employee headcount reductions and decreases in marketing and advertising expenses and acquisition-related integration costs. Higher insurance premiums and fees and external commissions partially offset these decreases.

        Selling, general and administrative expenses decreased for the combined year ended December 31, 2011 compared to the predecessor year ended December 31, 2010 primarily due to decreased pension expense, professional fees and marketing and advertising expense. This decrease was partially offset by an increase in severance related to employee reductions, a majority of which was due to CenturyLink's acquisition of us.

  Operating Expenses—Affiliates

        Effective January 1, 2012, in connection with post-acquisition systems integration activities, we adopted the affiliate expense allocation methodology used by our parent. This methodology results in certain overhead costs incurred by us and by our parent that were previously assessed to us on a net basis now being assessed on a gross basis both to and from our parent, resulting in both higher affiliate revenues and expenses for us. We believe this change, resulting from systems integration activities, did not have a significant impact to our net income for the successor year ended December 31, 2012.

        Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries. Increases in operating expenses—affiliates for the successor year ended December 31, 2012 compared to the combined year ended December 31, 2011 are primarily due to increased affiliate transactions attributable to incurring intercompany expenses for 2012 in its entirety compared to only the last nine months of 2011.

Depreciation and Amortization

        The following table provides detail regarding depreciation and amortization expense:

	Successor		Predecessor	Combined	Predecessor	% Change
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Successor 2012 v Combined 2011	Combined 2011 v Predecessor 2010
	(Dollars in millions)
Depreciation	$1,522	1,209	475	1,684	1,979	(10)%	(15)%
Amortization	1,426	1,185	58	1,243	221	15%	nm

Total depreciation and amortization	$2,948	2,394	533	2,927	2,200	1%	33%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

        As of April 1, 2011, our property, plant and equipment was recorded at fair value and as a result net property, plant and equipment decreased $2.136 billion due to CenturyLink's acquisition of us. The decrease in asset value resulted in $88 million lower depreciation expense for the successor year ended December 31, 2012, as compared to the combined year ended December 31, 2011 and $225 million for the combined year ended December 31, 2011, as compared to the predecessor year ended December 31, 2010. Effective January 1, 2012, we changed our estimates of the remaining useful lives of certain telecommunications equipment. These changes resulted in an additional decrease to depreciation expense of approximately $93 million, and net of tax, had the effect of increasing net income by approximately $57 million for the successor year ended December 31, 2012. Excluding the effects of CenturyLink's acquisition of us, depreciation expense also decreased for both comparative periods reflected in the table above due to annual updates of our depreciation rates for capitalized assets, which were partially offset by net growth in capital assets.

        The accounting for CenturyLink's acquisition of us also resulted in an additional $7.558 billion in amortizable intangible customer relationship assets, which resulted in an additional $244 million of amortizable expense for the successor year ended December 31, 2012, as compared to the combined year ended December 31, 2011, and $770 million for the combined year ended December 31, 2011, as compared to the predecessor year ended December 31, 2010. In addition, at the acquisition date our capitalized software was also recorded at fair value of $1.702 billion, an increase of $815 million, which increased amortization expense by $59 million and $176 million for the successor year ended December 31, 2012 and the combined year ended December 31, 2011, respectively, as compared to the previous periods. The fair value adjustments for the remaining intangible assets increased amortization expense by $17 million for the successor year ended December 31, 2012, as compared to the combined year ended December 31, 2011 and $61 million for the combined year ended December 31, 2011, as compared to the predecessor year ended December 31, 2010. Excluding the effects of CenturyLink's acquisition of us, amortization expense also increased for both comparative periods reflected in the table above due to net growth in amortizable intangible assets, partially offset by annual updates of our amortization rates for capitalized software.

Other Consolidated Results

        The following table summarizes our total other income (expense) and income tax expense:

	Successor		Predecessor	Combined	Predecessor	% Change
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Successor 2012 v Combined 2011	Combined 2011 v Predecessor 2010
	(Dollars in millions)
Interest expense	$(611)	(486)	(227)	(713)	(1,039)	(14)%	(31)%
Interest expense—affiliates	(144)	—	—	—	—	nm	—
Loss on embedded option in convertible debt	—	—	—	—	(475)	—	nm
Net loss on early retirement of debt	(23)	(8)	—	(8)	(45)	188%	(82)%
Other (expense) income	4	2	5	7	8	(43)%	(13)%

Total other income (expense)	$(774)	(492)	(222)	(714)	(1,551)	8%	(54)%

Income tax expense	$196	32	146	178	505	10%	(65)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

  Interest Expense

        Interest expense decreased for the successor year ended December 31, 2012 as compared to the combined year ended December 31, 2011, primarily due to the early retirement of debt, partially offset by interest incurred on new debt issued and a substantial reduction in the amount of net premium amortization recorded at acquisition primarily due to the retirement of several issuances of debt during the affected periods. The decrease in interest expense for the combined year ended December 31, 2011 as compared to the predecessor year ended December 31, 2010, was primarily due to the amortization of those same net premiums. The decrease is also due to the early retirement and maturity of debt since the acquisition date, offset by interest incurred on new debt issued.

  Interest Expense—Affiliates

        Affiliate interest expense increased for the successor year ended December 31, 2012 as compared to the combined year ended December 31, 2011, primarily due to increased affiliate loan balances, which QCII used to retire several debt securities. The increased affiliate loan balances are due to CenturyLink's cash management arrangement between certain of its subsidiaries, including us, under which the majority of our cash balance is transferred on a daily basis to CenturyLink. We report the balance of these transfers on our balance sheet as advances to affiliates.

  Loss on Embedded Option in Convertible Debt

        In November and December 2010, we redeemed all of the then-outstanding $1.118 billion aggregate principal amount of our 3.50% Convertible Senior Notes due 2025 at par in addition to the remaining embedded option for $616 million. This, and a partial repurchase of these notes in August 2010, resulted in no gain or loss on the notes and a total loss of $475 million on the embedded conversion option for the year ended predecessor December 31, 2010.

  Net Loss on Early Retirement of Debt

        During the fourth quarter of 2012, QCII redeemed $550 million of its 8.00% Notes due 2015, which resulted in a gain of $15 million.

        During the third quarter of 2012, QC redeemed $484 million of its 7.50% Notes due 2023, which resulted in an immaterial loss.

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

        In the fourth quarter of 2011, QC redeemed $1.5 billion of its 8.875% Notes due 2012, which resulted in a loss of $6 million.

        In the second quarter of 2011, QC used the net proceeds of $642 million from the June 8, 2011 debt issuance, together with available cash, to redeem $825 million aggregate principal amount of its 7.875% Notes due 2011 and to pay related fees and expenses, which resulted in an immaterial loss.

        In the first quarter of 2010, we redeemed $525 million aggregate principal amount of our Senior Notes due 2011. We also completed cash tender offers for the purchase of certain of our outstanding debt securities. From theses offers, we received and accepted tenders of approximately $1.107 billion aggregate principal amount of notes for $1.169 billion. We recognized a total loss of $45 million from the redemption and tender offers.

  Income Tax Expense

        Income tax expense for the successor year ended December 31, 2012, was $196 million, or an effective tax rate of 38.9%, compared to $178 million, or an effective tax rate of 43.6%, for the combined year ended December 31, 2011. The effective tax rate was higher in 2011 primarily due to lower income before income tax generated in the period after the CenturyLink merger, which caused non-deductible items to have a greater impact on the effective rate. Income tax expense for the year ended December 31, 2012 increased $18 million as compared to the combined year ended December 31, 2011, primarily due to an increase in book income before tax and offset by a decrease in 2012 related to state NOL valuation allowance reduction and due to the 2011 impact of a valuation allowance increase. Income tax expense for the combined year ended December 31, 2011, as compared to the predecessor year ended December 31, 2010, decreased by $327 million largely as a result of the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Income tax expense also decreased due to the 2010 tax treatments of (i) the premium paid on our convertible debt, (ii) the expenses incurred when we accelerated the vesting of certain stock-based compensation, and (iii) certain expenses associated with CenturyLink's acquisition of us.

        As described above, in 2010 we recorded $475 million of expenses associated with extinguishing our convertible notes with cash. These expenses are not deductible for income tax purposes and, as such, they increased our effective tax rate for the year ended December 31, 2010 by 40.8 percentage points.

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

        For additional information on income taxes, see Note 12—Income Taxes to the consolidated financial statements in Item 8 of this report.

Other Operational Matters

        At December 31, 2012, we had approximately 24,800 employees, of which approximately 12,000 are members of either the International Brotherhood of Electrical Workers or the Communications Workers of America. These employees are subject to collective bargaining agreements that expired October 6, 2012. Our parent company, CenturyLink, is currently negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the applicable unions have agreed to provide at least a twenty-four hour advance notice before terminating those predecessor agreements. If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed. See the discussion of risks relating to our labor relations in "Risk Factors—Risks Affecting Our Business" in Item 1A of this report. To help mitigate this potential risk, we have established contingency plans in which we would assign trained, non-represented employees to cover jobs for represented employees in the event of a work stoppage to provide continuity for our customers.

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) business combinations; (ii) goodwill, customer relationships and other intangible assets; (iii) property, plant and equipment; (iv) pension and post-retirement benefits; (v) loss contingencies and litigation reserves; (vi) affiliates transactions; and (vii) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

Business Combinations

        We have accounted for CenturyLink's acquisition of us under the acquisition method of accounting, whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair values at the acquisition date. The portion of the purchase price in excess of the estimated fair value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The estimates of fair value and resulting allocation of the purchase price related to CenturyLink's acquisition of us involved significant estimates and judgments by our management. In arriving at the fair values of assets acquired and liabilities assumed, we considered the following generally accepted valuation approaches: the cost approach, income approach and market approach. Our estimates also included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology life cycles, the regulatory and legal environment and industry and economic trends. In the first quarter of 2012, we completed our valuation of the assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets.

        Our acquisition resulted in the assignment of the aggregate consideration to the assets acquired and liabilities assumed based on estimates of their acquisition date fair values. The fair value of the aggregate consideration transferred exceeded the acquisition date fair value of the recorded tangible and intangible assets and assumed liabilities by an estimated $10.123 billion, which has been recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes. The aggregate consideration allocation is based on our final analysis of enterprise value of $24.948 billion.

Goodwill, Customer Relationships and Other Intangible Assets

        We amortize customer relationships primarily over estimated lives of 10 years, using either the sum-of-the-years-digits or straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to seven years and amortize trade names and patent assets predominantly using the sum-of-the-years digits method over an estimated life of four years.

        We are required to test goodwill recorded in business combinations for impairment at least annually, or more frequently if events or a change in circumstances indicate that an impairment may have occurred. We are required to write-down the value of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is September 30. The impairment testing is done at the reporting unit level; in reviewing the criteria for reporting units when allocating the goodwill resulting from CenturyLink's acquisition of us, we determined that we are one reporting unit.

        In the third quarter of 2011, we adopted the provisions of ASU 2011-08, Testing Goodwill for Impairment, which permits us to make a qualitative assessment of whether it is more likely than not that a reporting unit's estimated fair value is less than its carrying amount before applying the two step goodwill impairment test which requires us (i) in step one, to identify potential impairments by comparing the estimated fair value of a reporting unit against its carrying value and (ii) in step two, to quantify any impairment identified in step one. At September 30, 2012, as a result of changes in our estimate of future cash flows we did not perform a qualitative assessment. We estimated the fair value of Qwest using an equal weighting based on a market approach and a discounted cash flow method. The market approach includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of Qwest beyond the cash flows from the discrete nine-year projection period. We discounted the estimated cash flows using a rate that represents a market participant's weighted average cost of capital, which we determined to be approximately 6.0% as of the measurement date (which was comprised of an after-tax cost of debt of 3.2% and a cost of equity of 8.4%).

        During the fourth quarter of 2012, we completed our annual impairment testing and concluded that our goodwill was not impaired and the estimated fair value of our equity exceeded our carrying value of equity by 37%.

        We may be required to assess our goodwill for impairment before our next required testing date of September 30, 2013 under certain circumstances, including any failure of our future operating results to meet forecasted expectations or any significant increases in our weighted average cost of capital. In addition, we cannot assure that adverse conditions will not trigger future goodwill impairment testing or an impairment charge. A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause our actual results to differ from the estimates and assumptions we employed in our goodwill impairment testing. These factors include, but are not limited to, (i) further weakening in the overall economy; (ii) a significant decline in our parent's, CenturyLink, stock price and resulting market capitalization; (iii) changes in the discount rate; (iv) successful efforts by our competitors to gain market share in our markets; (v) adverse changes as a result of regulatory actions; (vi) a significant adverse change in legal factors or in the overall business climate; and (vii) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of our reporting unit. For additional information, see "Risk Factors" in Item 1A of this report. We will continue to monitor certain events that impact our operations to determine if an interim assessment of goodwill impairment should be performed prior to the next required testing date of September 30, 2013.

Property, Plant and Equipment

        As a result of our acquisition by CenturyLink, property, plant and equipment was recorded based on its estimated fair value as of the acquisition date. Property, plant and equipment purchased subsequent to our acquisition is recorded at cost. Substantially all other property, plant and equipment is recorded at cost less depreciation. Renewals and betterments of plant and equipment are capitalized while repairs, as well as renewals of minor items, are charged to operating expense. Depreciation of property, plant and equipment is provided on the straight-line method using class or overall group rates. The group method provides for the recognition of the remaining net investment, less anticipated net salvage value, over the remaining useful life of the assets. This method requires the periodic revision of depreciation rates.

        Normal retirements of property, plant and equipment are charged against accumulated depreciation, with no gain or loss recognized. Other types of property, plant and equipment are stated at cost and, when sold or retired, a gain or loss is recognized. We depreciate such property on the straight line method over estimated service lives ranging from 3 to 45 years.

        We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews utilize models that take into account actual usage, physical wear and tear, replacement history and assumptions about technology evolution and, in certain instances, actuarially determined probabilities to estimate the remaining life of our asset base.

        Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications plant, equipment and software requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a hypothetical one year increase or decrease in the estimated remaining useful lives of our property, plant and equipment would have decreased depreciation by approximately $230 million or increased depreciation by approximately $330 million, respectively.

        We review long-lived assets, other than goodwill and other intangible assets with indefinite lives, for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. For measurement purposes, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, absent a material change in operations. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its fair value. Recoverability of the asset group to be held and used is measured by comparing the carrying amount of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If the asset group's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows, as appropriate. During 2012, we did not incur changes in events or circumstances that would indicate that the carrying amounts of our long-lived assets, other than goodwill and other intangible assets with indefinite lives, may not be recoverable. As a result, no impairment charge was recorded in 2012.

Pension and Post-Retirement Benefits

        We sponsor a noncontributory defined benefit pension plan (referred to as our pension plan) for a substantial portion of our employees. In addition to this tax qualified pension plan, we also maintain a non-qualified pension plan for certain eligible highly compensated employees. We also maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees.

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

        The discount rate is the rate at which we believe we could effectively settle the benefit obligations as of the end of the year. We selected the discount rate based on a cash-flow matching analysis using hypothetical yield curves developed by an actuarial firm from U.S. corporate bonds rated high quality and projections of the future benefit payments that constitute the projected benefit obligation for the plans. This process establishes the uniform discount rate that produces the same present value of the estimated future benefit payments as is generated by discounting each year's benefit payments by a spot rate applicable to that year. The spot rates used in this process are derived from a yield curve created from yields on the 60th to 90th percentile of U.S. high quality bonds. In selecting the discount rate, we also review applicable provisions of generally accepted accounting principles and federal law.

        The expected rate of return on plan assets is the long-term rate of return we expect to earn on the plans' assets in the future. The rate of return is determined by the strategic allocation of plan assets and the long-term risk and return forecast for each asset class. The forecasts for each asset class are generated primarily from an analysis of the long-term expectations of various third party investment management organizations. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy.

        To compute the expected return on pension and post-retirement benefit plan assets, we apply an expected rate of return to the fair value of the pension plan assets and to the fair value of the post-retirement benefit plan assets adjusted for contribution timing and for projected benefit payments to be made from the plan assets. Annual market volatility for these assets is reflected in subsequent years' net periodic combined benefits expense.

        Changes in any of the above factors could significantly impact operating expenses in the consolidated statements of operations and other comprehensive (loss) income in the consolidated statements of comprehensive (loss) income as well as the value of the liability and accumulated other comprehensive income (loss) of stockholder's equity on our consolidated balance sheets. The expected return on plan assets is reflected as a reduction to our pension and post-retirement benefit expense. If our assumed expected rates of return for 2012 were 100 basis points lower, our qualified pension and post-retirement benefit expenses would have increased by $82 million. If our assumed discount rates for 2012 were 100 basis points lower, our qualified pension and post-retirement benefit expenses would have increased by $24 million and our projected benefit obligation would have increased by approximately $1 billion. An increase of 100 basis points in the initial healthcare cost trend rate would have increased our post-retirement benefit expense by $3 million and increased our projected post-retirement benefit obligation by $74 million.

        The trusts for the pension and post-retirement benefits plans hold investments in equities, fixed income, real estate and other assets such as private equity assets. The assets held by these trusts are reflected at estimated fair value as of December 31, 2012. For additional information on our trust investments, see Note 8—Employee Benefits to the consolidated financial statements in Item 8 of this report.

Loss Contingencies and Litigation Reserves

        We are involved in several material legal proceedings, as described in more detail in "Legal Proceedings" in Item 3 of this report. We assess potential losses in relation to these and other pending or threatened tax and legal matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted. If a loss is considered reasonably possible, we disclose the estimate of the potential loss if material but we do not recognize any expense for the potential loss.

        For matters related to income taxes, if we determine that the impact of an uncertain tax position is more likely than not to be sustained upon audit by the relevant taxing authority, then we recognize a benefit for the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. The overall tax liability recorded for uncertain tax positions as of the successor date of December 31, 2012 and the successor date of December 31, 2011, considers the anticipated utilization of any applicable tax credits and net operating losses ("NOLs").

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

        We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services. We also purchase services from our affiliates including telecommunications services and marketing and employee-related support services. In the normal course of business, we transfer assets and liabilities to and from CenturyLink and its affiliates based on carrying value. We have recorded $38 million of non-cash dividends associated with asset transfers to CenturyLink during the successor year ended December 31, 2012.

Income Taxes

        Since CenturyLink's acquisition of us on April 1, 2011, we are included in the consolidated federal income tax return of CenturyLink. Under CenturyLink's tax allocation policy, CenturyLink treats our consolidated results as if we were a separate taxpayer. The policy requires us to settle our tax liabilities through a change in our general intercompany obligation based upon our separate return taxable income, after the utilization of our NOL carryforward. We are also included in the combined state tax returns filed by CenturyLink and the same payment and allocation policy applies. Our reported deferred tax assets and liabilities are primarily determined as a result of the application of the separate return allocation method and therefore the settlement of these amounts is dependent upon our parent, CenturyLink, rather than tax authorities. CenturyLink can and has utilized some of our NOLs in excess of the amount that we have been able to utilize on a separate return basis. As a result, the NOL carryforward of CenturyLink is less than the NOL carryforward included in our financial statements. CenturyLink does have the right to change their policy regarding settlement of these assets and liabilities at any time.

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

        The measurement of deferred taxes often involves the exercise of considerable judgment related to the realization of tax basis. Our deferred tax assets and liabilities reflect our assessment that tax positions taken and the resulting tax basis are more likely than not to be sustained if they are audited by taxing authorities. Also, assessing tax rates that we expect to apply and determining the years when the temporary differences are expected to affect taxable income requires judgment about the future apportionment of our income among the states in which we operate. Any changes in our practices or judgments involved in the measurement of deferred tax assets and liabilities could materially impact our financial condition or results of operations.

        We record deferred income tax assets and liabilities as described above. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be recovered. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate. In making this evaluation, we rely on our recent history of pre-tax earnings, estimated timing of future deductions and benefits represented by the deferred tax assets and our forecasts of future earnings, the latter two of which involve the exercise of significant judgment. As of the successor date of December 31, 2012, we established a valuation allowance of $260 million, primarily related to state NOLs and state credits, as it is more likely than not that this amount will not be utilized prior to expiration. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that a valuation allowance for certain deferred tax assets is appropriate, which could materially impact our financial condition or results of operations. See Note 12—Income Taxes for additional information.

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

        As of the successor date of December 31, 2012, we had a working capital deficit of $2.3 billion, reflecting current liabilities of $4.9 billion and current assets of $2.6 billion, compared to a working capital deficit of $280 million as of the successor date of December 31, 2011. The change in our working capital position is primarily due to the establishment of a demand notes payable—affiliate upon the redemption of certain of our bonds during 2012. The $2 billion increase in notes payable—affiliate and the $739 million increase in current maturities of long-term debt, partially offset reductions in the amounts owed to us by our affiliates and our accounts payable and dividends payable balances.

Revolving Promissory Note

        During 2012, we entered into a revolving promissory note with an affiliate of CenturyLink that provides us with a funding commitment with an aggregate principle amount available to $3.0 billion through June 30, 2022, of which $2.0 billion was outstanding as of the successor date of December 31, 2012. The revolving promissory note is due on demand and ranked equally to our Senior Notes. Interest is accrued on the outstanding balance using a weighted average per annum interest rate of

CenturyLink's outstanding borrowings for the interest period. As of the successor date of December 31, 2012, the weighted average interest rate was 6.706%. This revolving promissory note is reflected on our consolidated balance sheets under "Notes payable—affiliate".

Debt and Other Financing Arrangements

        CenturyLink has a revolving credit facility (the "Credit Facility") maturing April 2017 that allows CenturyLink to borrow up to $2 billion including $400 million of letter of credit capacity, for the general corporate purposes of itself and its subsidiaries. CenturyLink also maintains a separate letter of credit arrangement with a financial institution amounting to $160 million to which we have access. As of the successor date of December 31, 2012, CenturyLink had approximately $1.2 billion and $40 million available for future use under the Credit Facility and the separate letter of credit arrangement, respectively. QCII and our wholly-owned subsidiary, Qwest Services Corporation ("QSC"), are guarantors of the Credit Facility.

        As of the successor date of December 31, 2012, our long-term debt (including current maturities and excluding notes payable to affiliate discussed in "Revolving Promissory Note") totaled $9.628 billion, as compared to $12.296 billion outstanding for the successor date of December 31, 2011. The decrease in our long-term debt of $2.7 billion was primarily due to the repayment of outstanding debt of $3.3 billion, offset by new borrowings of $896 million, less underwriting costs and other related debt retirement costs. A substantial portion of the debt repayments were funded by our revolving promissory note.

        Approximately $750 million of QC floating rate senior notes will mature on June 15, 2013, which we expect to refinance.

        Subject to market conditions, we expect to continue to issue debt securities from time to time through our QC subsidiary to refinance its maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned QC by the three major credit rating agencies, among other factors.

        We determined we were in compliance with all provisions and covenants of our debt agreements as of the successor date of December 31, 2012. See Note 4—Long-Term Debt to the consolidated financial statements in Item 8 of this report for additional information about our long-term debt.

        Following CenturyLink's announcement on February 13, 2013 of changes in their capital allocation plans, one credit agency downgraded CenturyLink's and QC's debt credit ratings and another indicated that it has placed CenturyLink's, QCII's and QC's debt credit ratings under review for a downgrade. As of the date of this report, the credit ratings for the senior unsecured debt of QCII and QC were as follows:

Agency	QCII	QC
Standard & Poor's	BB	BBB-
Moody's Investors Service, Inc.	Baa3 (under review for downgrade)	Baa3 (under review for downgrade)
Fitch Ratings	BB+	BBB-

        Additional downgrades of CenturyLink's senior unsecured debt ratings could under certain circumstances incrementally increase the cost of CenturyLink's borrowing under the Credit Facility, which could indirectly impact us. In addition, the recent actions of the credit agencies, and any additional downgrades in the future, could impact CenturyLink's, QCII's and QC's access to debt capital or further raise CenturyLink's, QCII's and QC's borrowing costs. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of this report.

Future Contractual Obligations

        The following table summarizes our estimated future contractual obligations as of the successor date of December 31, 2012:

	2013	2014	2015	2016	2017	2018 and thereafter	Total
	(Dollars in millions)
Long-term debt, including current maturities and capital lease obligations	$856	687	134	243	503	7,002	9,425
Interest on long-term debt and capital leases(1)	624	596	557	539	513	8,501	11,330
Note payable—affiliate	2,023	—	—	—	—	—	2,023
Interest on note payable—affiliate	136	—	—	—	—	—	136
Operating leases	177	149	124	102	94	575	1,221
Purchase commitments(2)	66	52	47	41	40	94	340
Post-retirement benefit obligation	74	73	72	70	68	1,100	1,457
Non-qualified pension obligations	2	2	2	2	2	7	17
Other	3	1	2	2	4	97	109

Total future contractual obligations(3)	$3,961	1,560	938	999	1,224	17,376	26,058

(1)
Actual interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective at December 31, 2012.

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

(3)
The table is limited to contractual obligations only and does not include:

•
contingent liabilities;

•
our open purchase orders as of the successor date of December 31, 2012. These purchase orders are generally recorded at fair value, and are generally cancelable without penalty;

•
other long-term liabilities, such as accruals for legal matters and other taxes that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•
cash funding requirements for qualified pension benefits payable to certain eligible current and future retirees. Benefits paid by our qualified pension plans are paid through trusts. Cash funding requirements for these trusts are not included in this table as we are not able to reliably estimate required contributions to the trusts. Our funding projections are discussed further below;

•
certain post-retirement benefits payable to certain eligible current and future retirees. Not all of our post-retirement benefit obligation amount is a contractual obligation and only the portion that we believe is a contractual obligation is reported in the table. See additional information on our benefits plans in Note 8—Employee Benefits to the consolidated financial statements in Item 8 of this report;

•
contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to use the network facilities of other carriers and to purchase other goods and services. Our contracts to use other carriers' network facilities generally have no minimum volume requirements and are based on an interrelationship of volumes and discounted rates. Assuming we terminate these contracts in 2013, the contract termination fees would be approximately $495 million. Under the same assumption, termination fees for these contracts to purchase goods and services would be $24 million. In the normal course of business, we do not believe payment of these fees is likely; and

  •
  potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

Capital Expenditures

        We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted revenue growth, operating, productivity, expense or service impacts) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations.

        Our capital expenditures continue to be focused on our strategic services primarily our broadband services. . In particular, we expect to continue to focus on expanding our fiber infrastructure, including installations of "fiber to the tower," which is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network. For more information on capital spending, see Items 1 and 1A of this report.

        CenturyLink has agreed to accept approximately $35 million of the $90 million available to it from Phase 1 of the Federal Communications Commission's ("FCC") Connect America Fund ("CAF") established by Congress to help telecommunications carriers defray the cost of providing broadband access to remote customers. Of the $35 million, QC will receive approximately $30 million and intends to use the funds to deploy broadband service for up to 39,000 homes in unserved rural areas principally in Colorado, Minnesota, New Mexico and Washington. CenturyLink has determined that restrictions on the use of these funds have made acceptance of additional CAF funds uneconomical. CenturyLink has, however, filed with the FCC a waiver application, which, if granted, would allow QC to deploy broadband services with CAF funds to approximately 56,000 more homes in high-cost unserved areas in its markets. We received approximately $27.5 million in CAF funds during 2012 and received approximately $2.5 million in January 2013.

Pension and Post-retirement Benefit Obligations

        We are subject to material obligations under our existing defined benefit pension and other post-retirement benefit plans. When we became a wholly owned subsidiary of CenturyLink on April 1, 2011, we remeasured our plans and recognized liabilities for the accounting unfunded status of pension and other post-retirement benefit obligations of $490 million and $2.5 billion, respectively. See Note 8—Employee Benefits to the consolidated financial statements in Item 8 of this report for additional information about our pension and other post-retirement benefit arrangements.

        Benefits paid by our qualified pension plan are paid through a trust that holds all plan assets. We did not make any cash contributions to our qualified pension plans during the successor year ended December 31, 2012 and we currently do not expect to make a plan contribution in 2013 and 2014. However, the actual amount of required plan contributions in 2014 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations.

        Certain of our post-retirement health care and life insurance benefits plans are unfunded. A trust holds assets that are used to help cover the health care costs of certain retirees. As of the successor date of December 31, 2012, the fair value of the trust assets was $572 million; however, a portion of these assets is comprised of investments with restricted liquidity. We estimate that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately four years. Thereafter, covered benefits will be paid either directly by us or from the trust as the remaining assets become liquid. This projected four year period could be substantially shorter or longer depending on changes in projected health care costs, returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.

        Our estimated annual long-term rate of return on the pension and post-retirement plans trust assets is 7.5% based on the assets currently held; however, actual returns could vary widely in any given year.

Historical Information

        The following table summarizes cash flow activities:

	Successor		Predecessor	Combined	Predecessor	% Change
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Successor 2012 v Combined 2011	Combined 2011 v Predecessor 2010
	(Dollars in millions)
Net cash provided by operating activities	$2,806	2,152	777	2,929	3,367	(4)%	(13)%
Net cash used in investing activities	(1,214)	(1,868)	(408)	(2,276)	(1,488)	(47)%	53%
Net cash used in financing activities	(1,553)	(660)	(317)	(977)	(3,913)	59%	(75)%

        Net cash provided by operating activities decreased by $123 million in the successor year ended December 31, 2012 as compared to the combined year ended December 31, 2011 primarily due to reductions in accounts payable and accounts payable—affiliate offset by an increase in cash payments received from customers. Net cash provided by operating activities decreased by $438 million in the combined year ended December 31, 2011 as compared to the predecessor year ended December 31, 2010 primarily due to a decrease in cash payments received from customers as a result of decreased revenues, which is directly related to the decline in sales for the same period. For additional information about our operating results, see "Results of Operations" above.

        Net cash used in investing activities decreased by $1.1 billion in the successor year ended December 31, 2012 as compared to the combined year ended December 31, 2011 primarily due to a reduction in affiliate loans. Net cash used in investing activities increased by $788 million in the combined year ended December 31, 2011 as compared to the predecessor year ended December 31, 2010 primarily due to increases in short-term affiliate loans resulting from the majority of our cash balance being transferred on a daily basis to CenturyLink and a reduction in property, plant and equipment purchases.

        Net cash used in financing activities increased by $576 million in the successor year ended December 31, 2012 as compared to the combined year ended December 31, 2011 primarily due to an increase in net debt paydowns and an increase in dividends paid partially offset by the establishment of notes payable affiliates. Net cash used in financing activities decreased by $2.9 billion in the combined year ended December 31, 2011 as compared to the predecessor year ended December 31, 2010 primarily due to a decrease in net debt paydowns of $2.1 billion, and a $640 million settlement of embedded option in convertible debt in 2010.

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

        On April 18, 2012, QC completed a cash tender offer to purchase a portion of its $811 million of 8.375% Notes due 2016 and its $400 million of 7.625% Notes due 2015. With respect to its 8.375% Notes due 2016, QC received and accepted tenders of approximately $575 million aggregate principal amount of these notes, or 71%, for $722 million including a premium, fees and accrued interest. With respect to its 7.625% Notes due 2015, QC received and accepted tenders of approximately $308 million aggregate principal amount of these notes, or 77%, for $369 million including a premium, fees and accrued interest. The completion of these tender offers resulted in a loss of $46 million. In connection with consummating these tender offers, QC borrowed from a CenturyLink affiliate approximately $580 million under a revolving promissory note, payable upon demand. The promissory note is unsecured and is ranked equally to QC's senior notes.

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

        Through the successor date of December 31, 2012, we have paid certain costs that were associated with CenturyLink's acquisition of us. These costs include compensation costs comprised of retention bonuses and severance. The final amounts and timing of the compensation costs to be paid is partially dependent upon personnel decisions that continue to be made as part of the continuing integration. These amounts may be material.

        In accounting for the CenturyLink's acquisition of us, we recorded our debt securities at their estimated fair values, which totaled $12.292 billion as of April 1, 2011. Our acquisition date fair value estimates were based primarily on quoted market prices in active markets and other observable inputs where quoted market prices were not available. The fair value of our debt securities exceeded their stated principal balances on the acquisition date by $693 million, which we recorded as a premium.

        The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Successor
	Twelve Months Ended December 31, 2012	Nine Months Ended December 31, 2011	Total Since Acquisition
	(Dollars in millions)
Amortized	$86	154	240
Extinguished(1)	177	58	235

Total premiums recognized	$263	212	475

(1)
See "Debt and Other Financing Arrangements" for more information.

        The remaining premium of $218 million as of the successor date of December 31, 2012 will reduce interest expense in future periods, unless otherwise extinguished.

Other Matters

        We also are involved in various legal proceedings that could have a material adverse effect on our financial position. See Note 16—Commitment and Contingencies for the current status of such legal proceedings.

Market Risk

        We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

        From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of the successor date of December 31, 2012, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes. Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.

        As of the successor date of December 31, 2012, we have approximately $9.37 billion (excluding capital lease and other obligations) of long-term debt outstanding, 92% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held $750 million of floating rate debt exposed to changes in LIBOR. A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $8 million.

        Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed as of the successor date of December 31, 2012.

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 16—Commitments and Contingencies to the consolidated financial statements in Item 8 of this report, or in the Future Contractual Obligations table included in this Item 7 above or (iii) discussed under the heading "Market Risk" above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk" in Item 7 of this report is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Qwest Communications International, Inc.:

        We have audited the accompanying consolidated balance sheets of Qwest Communications International, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011 (Successor dates), and the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholder's equity (deficit) for the year ended December 31, 2012, the period from April 1, 2011 to December 31, 2011 (Successor periods), and the period from January 1, 2011 to March 31, 2011 and the year ended December 31, 2010 (Predecessor periods). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 (Successor dates), and the results of their operations and their cash flows for the year ended December 31, 2012, the period from April 1, 2011 to December 31, 2011 (Successor periods), and the period from January 1, 2011 to March 31, 2011 and the year ended December 31, 2010 (Predecessor periods), in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Shreveport, Louisiana
March 12, 2013

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$10,889	8,276	2,846	11,730
Operating revenues—affiliates	467	51	—	—

Total operating revenues	11,356	8,327	2,846	11,730

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	4,814	3,523	1,178	5,011
Selling, general and administrative	1,717	1,741	556	2,518
Operating expenses—affiliates	599	126	—	—
Depreciation and amortization	2,948	2,394	533	2,200

Total operating expenses	10,078	7,784	2,267	9,729

OPERATING INCOME	1,278	543	579	2,001
OTHER INCOME (EXPENSE)
Interest expense	(611)	(486)	(227)	(1,039)
Interest expense—affiliates	(144)	—	—	—
Loss on embedded option in convertible debt	—	—	—	(475)
Net loss on early retirement of debt	(23)	(8)	—	(45)
Other (expense) income	4	2	5	8

Total other income (expense)	(774)	(492)	(222)	(1,551)

INCOME BEFORE INCOME TAX EXPENSE	504	51	357	450
Income tax expense	196	32	146	505

NET INCOME (LOSS)	$308	19	211	(55)

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
NET INCOME (LOSS)	$308	19	211	(55)

OTHER COMPREHENSIVE (LOSS) INCOME:
Defined benefit pension and post-retirement plans, net of $233, $278, $(4) and $121 tax	(372)	(446)	7	115
Loss on interest rate cash flow hedges, net of reclassifications to net income, net of $—, $—, $—and $1 tax	—	—	—	(1)
Auction rate securities marked to market, net of $—, $—, $—and $1 tax	—	—	—	(1)

Other comprehensive (loss) income	(372)	(446)	7	113

COMPREHENSIVE (LOSS) INCOME	$(64)	(427)	218	58

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	Successor
	December 31, 2012	December 31, 2011
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$87	48
Accounts receivable, less allowance of $76 and $62	1,177	1,201
Advances to affiliates	500	742
Deferred income taxes, net	473	559
Other	320	265

Total current assets	2,557	2,815
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	11,765	10,679
Accumulated depreciation	(2,638)	(1,218)

Net property, plant and equipment	9,127	9,461
GOODWILL AND OTHER ASSETS
Goodwill	10,123	10,123
Customer relationships, net	5,822	6,788
Other intangible assets, net	1,277	1,587
Other	340	381

Total goodwill and other assets	17,562	18,879

TOTAL ASSETS	$29,246	31,155

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$856	117
Accounts payable	687	973
Accounts payable—affiliates, net	—	394
Notes payable—affiliate	2,023	—
Dividends payable—CenturyLink, Inc.	—	200
Accrued expenses and other liabilities
Salaries and benefits	450	469
Income and other taxes	260	263
Interest	128	175
Other	86	104
Advance billings and customer deposits	452	400

Total current liabilities	4,942	3,095

LONG-TERM DEBT	8,772	12,179

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue	192	110
Benefit plan obligations, net	3,699	3,198
Deferred income taxes, net	494	630
Other	523	667

Total deferred credits and other liabilities	4,908	4,605

COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDER'S EQUITY
Common stock—$0.01 par value, 1 shares authorized; 1 shares issued, owned by CenturyLink	—	—
Additional paid-in capital	12,273	12,273
Accumulated other comprehensive loss	(818)	(446)
Accumulated deficit	(831)	(551)

Total stockholder's equity	10,624	11,276

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$29,246	31,155

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
OPERATING ACTIVITIES
Net income (loss)	$308	19	211	(55)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,948	2,394	533	2,200
Deferred income taxes	174	27	145	508
Provision for uncollectible accounts	94	62	19	86
Long-term debt (premium) discount amortization	(84)	(150)	6	71
Loss on embedded option in convertible debt	—	—	—	475
Net loss on early retirement of debt	23	8	—	45
Stock-based compensation	—	—	4	93
Changes in current assets and liabilities:
Accounts receivable	(52)	(85)	61	(35)
Accounts payable	(112)	(99)	(71)	44
Accounts receivable and payable—affiliates, net	(307)	51	—	—
Accrued income and other taxes	(12)	(44)	31	(6)
Other current assets and other current liabilities, net	(85)	(3)	(117)	(12)
Changes in other noncurrent assets—affiliates	(4)	—	—	—
Changes in other noncurrent assets and liabilities	(90)	(42)	(53)	(68)
Other, net	5	14	8	21

Net cash provided by operating activities	2,806	2,152	777	3,367

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(1,589)	(1,207)	(410)	(1,488)
Changes in advances to affiliates	242	(663)	—	—
Proceeds from sale of property or maturities of investment securities	133	—	—	943
Purchases of investment securities	—	—	—	(944)
Other, net	—	2	2	1

Net cash used in investing activities	(1,214)	(1,868)	(408)	(1,488)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	896	2,126	—	775
Payments of long-term debt	(3,335)	(2,402)	(203)	(3,379)
Early retirement of debt costs	(200)	(66)	—	(41)
Dividends paid	—	—	(141)	(555)
Dividends paid to CenturyLink, Inc.	(750)	(300)	—	—
Changes in notes payable—affiliate	2,023	—	—	—
Changes in accounts payable—affiliates	(187)	—	—	—
Net proceeds from issuance of common stock	—	—	14	67
Purchases of treasury stock	—	—	—	(136)
Settlement of embedded option in convertible debt	—	—	—	(640)
Other, net	—	(18)	13	(4)

Net cash used in financing activities	(1,553)	(660)	(317)	(3,913)

Net (decrease) increase in cash and cash equivalents	39	(376)	52	(2,034)
Cash and cash equivalents at beginning of period	48	424	372	2,406

Cash and cash equivalents at end of period	$87	48	424	372

Supplemental cash flow information:
Income taxes (paid) refunded, net	$(2)	13	1	(25)
Interest (paid) (net of capitalized interest of $26, $12, $5 and $18)	(836)	(659)	(236)	(989)

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

	Successor		Predecessor

	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$—	—	18	17

Balance at end of period	—	—	18	18

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	12,273	12,273	42,285	42,268
Share-based compensation and other, net	—	—	18	182
Embedded option in convertible debt	—	—	—	(165)

Balance at end of period	12,273	12,273	42,303	42,285

TREASURY STOCK
Balance at beginning of period	—	—	(157)	(22)
Purchase of treasury stock	—	—	—	(136)
Other	—	—	—	1

Balance at end of period	—	—	(157)	(157)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(446)	—	(376)	(489)
Other comprehensive income (loss)	(372)	(446)	7	113

Balance at end of period	(818)	(446)	(369)	(376)

ACCUMULATED DEFICIT
Balance at beginning of period	(551)	—	(43,425)	(42,953)
Net income (loss)	308	19	211	(55)
Dividends declared	—	—	(141)	(417)
Dividends declared to CenturyLink, Inc.	(588)	(570)	—	—

Balance at end of period	(831)	(551)	(43,355)	(43,425)

TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	$10,624	11,276	(1,560)	(1,655)

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

        Effective January 1, 2012, in connection with post-acquisition systems integration activities, we adopted the affiliate expense allocation methodology used by our parent. This methodology results in certain overhead costs incurred by us and by our parent that were previously assessed to us on a net basis now being assessed on a gross basis both to and from our parent, resulting in both higher affiliate revenues and expenses for us. This change resulting from systems integration activities, did not have a significant impact to our consolidated net income for the successor year ended December 31, 2012.

        During the first quarter of 2012, in connection with post-acquisition systems integration activities, CenturyLink changed certain cash management processes applicable to us. Therefore, we now present the balances related to these cash management transactions on a net basis with our other affiliate transactions.

        Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain legacy systems to the historical systems of our ultimate parent, CenturyLink. This transition resulted in an estimated $40 million to $55 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if we had continued to use our legacy systems and a corresponding estimated $40 million to $55 million decrease in operating expenses for the successor year ended December 31, 2012. The reduction in expenses described above, net of tax, increased net income approximately $25 million to $34 million for the successor year ended December 31, 2012.

        Effective January 1, 2012, we changed our estimates of the remaining useful lives of certain telecommunications equipment. These changes resulted in a decrease to depreciation expense of approximately $93 million for the successor year ended December 31, 2012. This decrease in depreciation expense, net of tax, had the effect of increasing net income by approximately $57 million for the successor year ended December 31, 2012.

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

  Revenue Recognition

        We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include activation and installation charges, which we recognize as revenue over the expected customer relationship period, which ranges from eighteen months to over ten years depending on the service. We also defer procurement costs related to customer activation and installations. The deferral of customer activation and installation costs is limited to the amount of revenue deferred for such items. Costs in excess of deferred revenue are recorded as expense in the period such costs are incurred. Expected customer relationship periods are estimated using historical experience. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

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

        We have periodically transferred the rights to use optical capacity assets on our network to other telecommunications service carriers. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 20 years. We account for the cash consideration received on transfers of optical capacity assets and on all of the other elements deliverable under an IRU, as revenue ratably over the term of the agreement. We have not recognized revenue on any contemporaneous exchanges of our optical capacity assets for other optical capacity assets during all periods presented in these financial statements.

        We offer some products and services that are provided by third-party vendors. We review the relationship between us, the vendor and the end customer to assess whether revenue should be reported on a gross or net basis. In assessing whether revenue should be reported on a gross or net basis, we consider whether we act as a principal in the transaction, take title to the products, have risk and rewards of ownership or act as an agent or broker. Based on our agreements with DIRECTV and Verizon Wireless, we offer these services through sales agency relationships which are reported on a net basis.

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

        In the normal course of business, we transfer assets and liabilities to and from CenturyLink and its affiliates based on carrying values. We have recorded $38 million of non-cash dividends associated with asset transfers to CenturyLink during the successor year ended December 31, 2012.

  USF, Gross Receipts Taxes and Other Surcharges

        In determining whether to include in our revenue and expenses the taxes and surcharges collected from customers and remitted to governmental authorities, including Universal Service Fund ("USF") charges, sales, use, value added and some excise taxes, we assess, among other things, whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. In jurisdictions where we determine that we are the principal taxpayer, we record the surcharges on a gross basis and include them in our revenue and costs of services and products.

        In jurisdictions where we determine that we are merely a collection agent for the government authority, we record the taxes on a net basis and do not include them in our revenue and costs of services and products.

  Advertising Costs

        Costs related to advertising are expensed as incurred. Our advertising expense was $102 million for the successor year ended December 31, 2012, $176 million for the successor nine months ended December 31, 2011, $66 million for the predecessor three months ended March 31, 2011 and $296 million for the predecessor year ended December 31, 2010. This expense is included in selling, general and administrative expenses in our consolidated statements of operations.

  Legal Costs

        In the normal course of our business, we incur costs to hire and retain external legal counsel to advise us on regulatory, litigation and other matters. We expense these costs as the related services are received.

  Income Taxes

        Effective April 1, 2011, our results are included in the CenturyLink consolidated federal income tax return and certain combined state income tax returns. CenturyLink allocates income tax expense to us based upon a separate return allocation method which results in income tax expense that approximates the expense that would result if we were a stand-alone entity. Our reported deferred tax assets and liabilities, as discussed below and in Footnote 12 "Income Taxes", are primarily determined as a result of the application of the separate return allocation method and therefore the settlement of these amounts is dependent upon our parent, CenturyLink, rather than tax authorities. CenturyLink can and has utilized some of our net operating losses ("NOLs") in excess of the amount that we have been able to utilize on a separate return basis. As a result, the NOL carryforward of CenturyLink is less than the NOL carryforward included in our financial statements. Our current expectation is that the majority of the NOL allocated to us will be utilized as taxable income is generated in the future and the associated deferred tax asset will reduce our general intercompany obligations under the current CenturyLink policy. CenturyLink does have the right to change their policy regarding settlement of these assets and liabilities at any time.

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

        We establish valuation allowances when necessary to reduce deferred income tax assets to the amounts that we believe are more likely than not to be recovered. A significant portion of our net deferred tax assets relate to tax benefits attributable to NOLs. Each quarter we evaluate the need to retain all or a portion of the valuation allowance on our deferred tax assets. As of the successor date of December 31, 2012, we established a valuation allowance of $260 million, primarily related to state NOLs and state credits, as it is more likely than not that this amount will not be utilized prior to expiration. See Note 12—Income Taxes for additional information.

  Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the value at which cash and cash equivalents are reported in our consolidated financial statements approximates their fair value. Subsequent to CenturyLink's acquisition of us, our cash collections are transferred to CenturyLink on a daily basis and our parent funds our cash disbursement needs. The net cash transferred to CenturyLink has been reflected as short-term affiliate loans in our consolidated balance sheets. As a result, cash and cash equivalents in the successor period are comprised of demand deposits with financial institutions. During the predecessor periods, in evaluating investments for classification as cash equivalents, we required that individual securities have original maturities of ninety days or less and that individual investment funds have dollar-weighted average maturities of ninety days or less. To preserve capital and maintain liquidity, we invest with financial institutions we deem to be of sound financial condition and in high quality and relatively risk-free investment products. Our cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular financial institution.

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

        Property, plant and equipment acquired since the acquisition date is stated at original cost plus the estimated value of any associated legally or contractually required retirement obligations. Property, plant and equipment is depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are categorized in the year acquired on the basis of equal life groups for purposes of depreciation and tracking. Generally, under the straight-line group method, when an asset is sold or retired in the course of normal business activities, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal or unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs for construction of network and other internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies are carried at average cost, except for significant individual items for which cost is based on specific identification.

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

        We have asset retirement obligations associated with the legally or contractually required removal of a limited group of property, plant and equipment assets from leased properties and the disposal of certain hazardous materials present in our owned properties. When an asset retirement obligation is identified, usually in association with the acquisition of the asset, we record the fair value of the obligation as a liability. The fair value of the obligation is also capitalized as property, plant and equipment and then amortized over the estimated remaining useful life of the associated asset. Where the removal obligation is not legally binding, the net cost to remove assets is expensed in the period in which the costs are actually incurred. As a result of CenturyLink's acquisition of us, our asset retirement obligations were adjusted to fair value as of the acquisition date. The asset retirement obligation was $59 million and $62 million as of December 31, 2012 and 2011.

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

  Goodwill, Customer Relationships and Other Intangible Assets

        Intangible assets arising from business combinations, such as goodwill, customer relationships, capitalized software, trademarks and trade names are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of 10 years, using either the sum-of-the-years-digits or straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to seven years and amortize our trademark and trade name assets using the sum-of-the-years digits method over an estimated life of four years. In the predecessor period, we amortized capitalized software using the straight-line group method. In the predecessor period, trade names and trademarks were not amortized as they had an indefinite life. Other intangible assets not arising from business combinations are initially recorded at cost. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite lived and such intangible assets are not amortized.

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

        We test customer relationships for impairment whenever facts and circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount is not recoverable and exceeds its fair value. Recoverability of the our customer relationships is measured by comparing the carrying amount to the estimated undiscounted future net cash flows expected to be generated by them. If the customer relationship's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

        We are required to test goodwill for impairment at least annually, or more frequently if events or a change in circumstances indicate that an impairment may have occurred. We are required to write-down the value of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is September 30. The impairment testing is at the reporting unit level, and in reviewing the criteria for reporting units when allocating the goodwill resulting from CenturyLink's acquisition of us, we have determined that our operations consist of one reporting unit, consistent with our determination that our business consists of one operating segment. See Note 3—Goodwill, Customer Relationships and Other Intangible Assets for additional information.

        We periodically review the estimated lives and methods used to amortize our other intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our periodic reviews.

  Pension and Post-Retirement Benefits

        We recognize the overfunded or underfunded status of our defined benefit and post-retirement plans as an asset or a liability on our balance sheet. Resulting actuarial gains or losses are a component of our other comprehensive (loss) income, which is then included in our accumulated other comprehensive (loss) income. Pension and post-retirement benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits. We make significant assumptions (including the discount rate, expected rate of return on plan assets and health care trend rates) in computing the pension and post-retirement benefits expense and obligations. See Note 8—Employee Benefits.

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

        During 2012, we retrospectively adjusted our reported assignment of the aggregate consideration for changes to our original estimates of the fair value of certain items at the acquisition date. These changes are the result of additional information obtained since the filing of our Form 10-K for the combined year ended December 31, 2011. These changes occurred during the one-year measurement period, as well as subsequent to the close of the one-year measurement period due to the discovery and correction of errors as discussed in Note 1—Basis of Presentation and Summary of Significant Accounting Policies. Due to these revisions of our estimates, (i) identifiable intangible assets decreased due to a $67 million decrease in our customer relationships valuation, (ii) property, plant and equipment decreased by $25 million primarily from a revision to our valuation of our buildings, (iii) deferred credits and other liabilities decreased by $100 million primarily from a revision to one of our lease valuations and changes in tax liabilities, and (iv) current liabilities, excluding current maturities of long-term debt, increased by $35 million due to an addition to our accounts payable-affiliates, net to account for the difference in tax rates between CenturyLink and us at the acquisition date. Among other minor revisions, goodwill increased by $17 million as an offset to the above-mentioned changes. The depreciation and amortization expense impact of the adjustments to intangible assets and property, plant and equipment valuations did not result in a material change to previously-reported amounts.

Acquisition-Related Expenses

        We have incurred operating expenses related to CenturyLink's acquisition of us, which consist primarily of integration and severance expenses. The table below summarizes our acquisition-related expenses:

	Successor		Predecessor	Combined
	Year Ended December 31, 2012	Nine Months Ended December 30, 2011	Three Months Ended March 31, 2011	Twelve Months Ended December 31, 2011
	(Dollars in millions)
Acquisition-related expenses	$47	154	3	157

        The total amounts of these expenses are recognized in our cost of services and products and selling, general and administrative expenses.

(3)   Goodwill, Customer Relationships and Other Intangible Assets

        Goodwill, customer relationships and other intangible assets consisted of the following:

	Successor
	Weighted Average of Remaining Lives	December 31, 2012	December 31, 2011
		(Dollars in millions)
Goodwill	N/A	$10,123	10,123

Customer relationships, less accumulated amortization of $1,736 and $770	8.3 years	$5,822	6,788

Other intangible assets subject to amortization
Capitalized software, less accumulated amortization of $704 and $354	3.1 years	1,212	1,460
Trade names and patents, less accumulated amortization of $123 and $61	2.3 years and 5.8 years, respectively	65	127

Total other intangible assets, net		$1,277	1,587

        As of the successor date of December 31, 2012, the gross carrying amounts of goodwill, customer relationships and other intangible assets were $19.785 billion. These assets were recorded at fair value on April 1, 2011 as a result of CenturyLink's acquisition of us.

        Total amortization expense for intangible assets was as follows:

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Amortization expense for intangible assets	$1,426	1,185	58	221

        We amortize customer relationships primarily over an estimated life of 10 years, using either the sum-of-the-years-digits or straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to seven years and amortize our trademark and trade name assets using the sum-of-the-years digits method over an estimated life of four years. The estimated future amortization expense for intangible assets is as follows:

Successor	(Dollars in millions)
Year ending December 31,
2013	$1,248
2014	1,143
2015	1,025
2016	921
2017	824
2018 and thereafter	1,938

        We periodically review the estimated lives and methods used to amortize our other intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our periodic reviews.

        We have accounted for CenturyLink's acquisition of us under the acquisition method of accounting, which resulted in the assignment of the aggregate consideration to the assets acquired and liabilities assumed based on their acquisition date fair values. The fair value of the aggregate consideration transferred exceeded the acquisition date fair value of the recorded tangible and intangible assets, and assumed liabilities by $10.123 billion, which has been recognized as goodwill. The impairment testing is done at the reporting unit level; in reviewing the criteria for reporting units when allocating the goodwill resulting from our acquisition by CenturyLink, we have determined that we are one reporting unit. We are required to test goodwill recorded in business combinations for impairment at least annually, or more frequently if events or circumstances indicate there may be impairment. Our annual measurement date for testing goodwill impairment is September 30. We are required to write-down the value of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value.

        We adopted the provisions of ASU 2011-08 in the third quarter of 2011, Testing Goodwill for Impairment, which permits us to make a qualitative assessment of whether it is more likely than not that a reporting unit's estimated fair value is less than its carrying amount before applying the two step goodwill impairment test, which requires us (i) in step one, to identify potential impairments by comparing the estimated fair value of a reporting unit against its carrying value and (ii) in step two, to quantify any impairment identified in step one. At September 30, 2012, as a result of changes in our estimate of future cash flows we did not perform a qualitative assessment. Therefore, we determined the estimated fair value of Qwest using an equal weighting based on a market approach and a discounted cash flow method. The market approach includes the use of comparable multiples of publicly traded companies whose services are comparable to ours to corroborate. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of Qwest beyond the cash flows from the discrete nine-year projection period. We discounted the estimated cash flows using a rate that represents a market participant's weighted average cost of capital, which we determined to be approximately 6.0% as of the measurement date (which was comprised of an after-tax cost of debt of 3.2% and a cost of equity of 8.4%). Based on our analysis performed with respect to our reporting unit described above, we concluded that our goodwill was not impaired.

(4)   Long-Term Debt and Revolving Promissory Notes

        Long-term debt, including unamortized discounts and premiums, is as follows:

			Successor
	Interest Rates	Maturities	December 31, 2012	December 31, 2011
			(Dollars in millions)
Qwest Communications International Inc.
Senior notes	7.125%	2018	$800	2,650
Unamortized premiums			49	117
Qwest Capital Funding
Senior Notes	6.500% - 7.750%	2018 - 2031	981	981
Unamortized premiums, net			27	28
Qwest Corporation
Senior notes(1)	6.500% - 8.375%	2013 - 2052	7,386	7,829
Capital lease and other obligations	Various	Various	113	176
Unamortized premiums, net			127	320
Qwest Communications Company, LLC
Capital lease and other obligations	Various	Various	145	195

Total long-term debt			9,628	12,296
Less current maturities			(856)	(117)

Long-term debt, excluding current maturities			$8,772	12,179

(1)
The $750 million of Qwest Corporation Notes due 2013 are floating rate notes, with rates that reset every three months. As of the most recent measurement date of December 17, 2012, the rate for these notes was 3.558%.

New Issuances

  2012

        On June 25, 2012, QC issued $400 million aggregate principal amount of 7.00% Notes due 2052 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $387 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, on or after July 1, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

        In connection with consummating the April 18, 2012 tender offer described below under "Repayments", QC borrowed from a CenturyLink affiliate approximately $580 million under a revolving promissory note, payable upon demand. The promissory note is unsecured and ranked equally to QC's senior notes.

        On April 2, 2012, QC issued $525 million aggregate principal amount of 7.00% Notes due 2052 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $508 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, on or after April 1, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

  2011

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

        CenturyLink has a revolving credit facility (the "Credit Facility") maturing April 2017 that allows CenturyLink to borrow up to $2 billion for the general corporate purposes of itself and its subsidiaries. Up to $400 million of the Credit Facility can be used for letters of credit, which reduce the amount available for other extensions of credit. Interest is assessed on borrowings using the London Interbank Offered Rate ("LIBOR"), Prime Rate (as defined) or Fed Funds Rate (as defined) plus an applicable margin between 0.25% and 2.25% per annum depending on the type of loan and CenturyLink's then-current senior unsecured long-term debt rating. CenturyLink also maintains a separate letter of credit arrangement with a financial institution amounting to $160 million to which we have access. As of the successor date of December 31, 2012, CenturyLink had approximately $820 million and $120 million outstanding under the Credit Facility and the separate letter of credit arrangement, respectively. QCII and our wholly-owned subsidiary, Qwest Services Corporation ("QSC"), are guarantors of the Credit Facility.

Repayments

  2012

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

  2011

        In October 2011, QC used the net proceeds of $927 million from the October 4, 2011 issuance, together with the $557 million of net proceeds received from the September 21, 2011 debt issuance described above and available cash, to redeem the $1.5 billion aggregate principal amount of its 8.875% Notes due 2012 and to pay all related fees and expenses, which resulted in a loss of $6 million.

        In June 2011, QC used the net proceeds of $642 million from the June 8, 2011 debt issuance, together with available cash, to redeem $825 million aggregate principal amount of its 7.875% Notes due 2011 and to pay related fees and expenses, which resulted in an immaterial loss.

        In February 2011, our wholly owned subsidiary, Qwest Capital Funding, Inc ("QCF") paid at maturity the $179 million aggregate principal amount of its 7.25% Notes due 2011.

  2010

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

Aggregate Maturities of Long-Term Debt

        Aggregate maturities of our long-term debt (excluding unamortized premiums, discounts, and other):

(Dollars in millions)
2013	$856
2014	687
2015	134
2016	243
2017	503
2018 and thereafter	7,002

Total long-term debt	$9,425

Revolving Promissory Notes

        On September 27, 2012, we entered into a revolving promissory note with an affiliate of CenturyLink that provides us with a funding commitment with an aggregate principle amount available to $3.0 billion through June 30, 2022, of which $2.0 billion was outstanding as of the successor date of December 31, 2012. The revolving promissory note is payable on demand and ranked equally to our Senior Notes. Interest is accrued on the outstanding balance using a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period. As of the successor date of December 31, 2012, the weighted average interest rate was 6.706%. The accrued interest and outstanding principle balance are payable on demand, or no later than June 30, 2022. This revolving promissory note is reflected on our consolidated balance sheets under "Notes payable—affiliate".

        On April 18, 2012, QC entered into a revolving promissory note with an affiliate of CenturyLink that provides us with a funding commitment with an aggregate principle amount available to $1.0 billion through June 30, 2022, of which $701 million was outstanding as of the successor date of December 31, 2012. The revolving promissory note is payable on demand and ranked equally to our Senior Notes. Interest is accrued on the outstanding balance using a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period. As of the successor date of December 31, 2012, the weighted average interest rate was 6.706%. The accrued interest and outstanding principle balance are payable on demand, or no later than June 30, 2022. This revolving promissory note is reflected on our consolidated balance sheets under "Note payable—affiliate".

Interest Expense

        Interest expense includes interest on long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest and interest expense—affiliates:

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Interest expense:
Gross interest expense	$637	495	232	1,057
Capitalized interest	(26)	(9)	(5)	(18)

Total interest expense	$611	486	227	1,039

Interest expense—affiliates	$144	—	—	—

Covenants

        As of the successor date of December 31, 2012, we had outstanding a total of $800 million aggregate principal amount of senior notes which are guaranteed on a senior unsecured basis by our wholly owned subsidiaries, QSC and QCF. The indenture governing these notes limits QCII's and its subsidiaries' ability to:

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

        In the event that our senior notes would receive or maintain an investment grade rating, from one rating agency most of the covenants with respect to the notes will be subject to suspension or termination. Under the indenture governing these notes, we must repurchase the notes upon certain changes of control. This indenture also contains provisions for cross acceleration relating to the default on any of our other debt obligations and the debt obligations of our restricted subsidiaries in an aggregate amount in excess of $100 million. CenturyLink's acquisition of us does not constitute a change of control under the indenture governing these notes. We determined we were in compliance with all of the covenants as of the successor date of December 31, 2012.

        The indentures governing our subsidiary QCF and QC notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on our assets; and (ii) a limitation on mergers or sales of all, or substantially all, of our assets, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. Our subsidiaries were in compliance with all of the provisions and covenants of their debt agreements as of the successor date of December 31, 2012.

(5)   Accounts Receivable

        The following table presents details of our accounts receivable balances:

	Successor
	December 31, 2012	December 31, 2011(1)
	(Dollars in millions)
Trade and purchased receivables	$1,028	1,015
Earned and unbilled receivables	208	217
Other	17	31

Total accounts receivable	1,253	1,263
Less: allowance for doubtful accounts	(76)	(62)

Accounts receivable, less allowance	$1,177	1,201

(1)
We have reclassified prior period amounts of purchased receivables from other to trade and purchased receivables to conform to the current period presentation.

        We are exposed to concentrations of credit risk from residential and business customers within our local service area, business customers outside of our local service area and from other telecommunications service providers. No customers individually represented more than 10% of our accounts receivable for all periods presented herein. We generally do not require collateral to secure our receivable balances. We have agreements with other telecommunications service providers whereby we agree to bill and collect on their behalf for services rendered by those providers to our customers within our local service area. We purchase accounts receivable from other telecommunications service providers primarily on a recourse basis and include these amounts in our accounts receivable balance. We have not experienced any significant loss associated with these purchased receivables.

        The following table presents details of our allowance for doubtful accounts:

Allowance for Doubtful Accounts
(Dollars in millions)
Balance at January 1, 2010 (Predecessor)	$100
Charged to expense—net	86
Deductions	(103)

Balance at December 31, 2010 (Predecessor)	83
Charged to expense—net	19
Deductions	(22)

Balance at March 31, 2011 (Predecessor)	$80

Fair value adjustment	(80)

Balance at April 1, 2011 (Successor)	$—
Charged to expense—net	62
Deductions	—

Balance at December 31, 2011 (Successor)	62
Charged to expense—net	94
Deductions	(78)
Adjustments	(2)

Balance at December 31, 2012 (Successor)	$76

        As a result of CenturyLink's acquisition of us, the allowance for doubtful accounts as of the acquisition date of $80 million was reduced to zero and our gross accounts receivable were reduced by $80 million to reflect its estimated acquisition date fair value.

(6)   Property, Plant and Equipment

        CenturyLink accounted for its acquisition of us under the acquisition method of accounting, which requires the assignment of the purchase price to the assets acquired based on their fair values at the acquisition date.

        Net property, plant and equipment is composed of the following:

		Successor
	Depreciable Lives	December 31, 2012	December 31, 2011
		(Dollars in millions)
Property, plant and equipment:
Land	N/A	$373	384
Fiber, conduit and other outside plant(1)	15-45 years	3,900	3,671
Central office and other network electronics(2)	3-10 years	4,159	3,460
Support assets(3)	5-30 years	2,819	2,844
Construction in progress(4)	N/A	514	320

Gross property, plant and equipment		11,765	10,679

Accumulated depreciation		(2,638)	(1,218)

Net property, plant and equipment		$9,127	9,461

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

(4)
Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.

        Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain legacy systems to the historical systems of our parent, CenturyLink. This transition resulted in an estimated $40 million to $55 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if we had continued to use our legacy systems and a corresponding estimated $40 million to $55 million decrease in operating expenses for the successor year ended December 31, 2012. The reduction in expenses described above, net of tax, increased net income approximately $25 million to $34 million for the successor year ended December 31, 2012.

        Effective January 1, 2012, we changed our estimates of the remaining useful lives of certain telecommunications equipment. These changes resulted in a decrease to depreciation expense of approximately $93 million for the successor year ended December 31, 2012. This decrease in depreciation expense, net of tax, had the effect of increasing net income by approximately $57 million for the successor year ended December 31, 2012.

        During the first quarter of 2012, we retrospectively adjusted our previously reported assignment of the aggregate consideration for changes to our original estimates of the fair value of buildings at the acquisition date. This retrospective adjustment decreased the previously reported December 31, 2011 support assets by $25 million. Also, we reclassified certain prior period amounts of inventory held for construction to conform to the current period presentation. This reclassification increased construction in progress at December 31, 2011 by $55 million with an offsetting decrease to fiber, conduit and other outside plant and central office and other network electronics by $8 million and $47 million, respectively.

        We recorded depreciation expense of $1.522 billion, $1.209 billion, $475 million, and $1.979 billion for the successor year ended December 31, 2012, the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor year ended December 31, 2010, respectively.

Asset Retirement Obligations

        As of the successor date of December 31, 2012, our asset retirement obligations balance was primarily related to estimated future costs of removing equipment from leased properties and estimated future costs of properly disposing of asbestos and other hazardous materials upon remodeling or demolishing buildings. Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheets. The following table provides asset retirement obligation activity:

Asset Retirement Obligations
(Dollars in millions)
Balance at December 31, 2010 (Predecessor)	$63
Accretion expense	2
Liabilities incurred	—
Liabilities settled and other	(1)
Change in estimate	—

Balance at March 31, 2011 (Predecessor)	$64

Fair value adjustment	34

Balance at April 1, 2011 (Successor)	$98
Accretion expense	5
Liabilities incurred	—
Liabilities settled and other	(3)
Change in estimate	(38)

Balance at December 31, 2011 (Successor)	62
Accretion expense	4
Liabilities incurred	—
Liabilities settled and other	(1)
Change in estimate	(6)

Balance at December 31, 2012 (Successor)	$59

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

        As of the successor dates of December 31, 2012 and December 31, 2011, the current portion of our leased real estate accrual was $19 million and $27 million, respectively, and the long-term portion was $112 million and $126 million, respectively. The remaining lease terms range from 0.2 to 13 years, with a weighted average of 9 years.

        Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2010 (Predecessor)	29	223
Accrued to expense	4	4
Payments, net	(12)	(12)
Reversals and adjustments	(1)	—

Balance at March 31, 2011 (Predecessor)	$20	215

Fair value adjustment	(2)	(47)

Balance at April 1, 2011 (Successor)	$18	168
Accrued to expense	120	15
Payments, net	(99)	(21)
Reversals and adjustments	(10)	(9)

Balance at December 31, 2011 (Successor)	29	153
Accrued to expense	67	2
Payments, net	(86)	(24)
Reversals and adjustments	(3)	—

Balance at December 31, 2012 (Successor)	$7	131

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

        Current funding laws require a company with a plan shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. Our funding policy for the pension plan is to make contributions with the objective of accumulating sufficient assets to pay all qualified pension benefits when due under the terms of the plan. The accounting unfunded status of our pension plan was $948 million as of the successor date of December 31, 2012. Based on current funding laws and regulations, we are not required to make a contribution in 2013. Although potentially significant in the aggregate, we currently do not expect contributions in 2014. However, the actual amount of required contributions to the plan in 2014 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in the benefits and funding laws and regulations.

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

  Post-Retirement Benefits

        The benefit obligation for our occupational health care and life insurance post-retirement plans is estimated based on the terms of our written benefit plans. In calculating this obligation, we consider numerous assumptions, estimates and judgments, including but not limited to, discount rates, health care cost trend rates and plan amendments. In October 2012, our current four-year collective bargaining agreements expired which covered approximately 100% of our unionized employees as of the successor date of December 31, 2012. In 2008, the plan was amended to reflect changes affecting eligible post-1990 retirees who are former non-represented employees, including: (i) a Letter of Agreement that states such post-1990 retirees will begin contributing to the cost of health care benefits in excess of specified limits on the company-funded portion of retiree health care costs (also referred to as "caps") beginning January 1, 2009 and (ii) a provision that such post-1990 retirees will pay increased out-of-pocket costs through plan design changes starting January 1, 2009, including the elimination of Medicare Part B premium reimbursements for post-1990 retirees who are former non-represented employees. These changes have been considered in calculating the benefit obligation under the occupational health care plan.]

        No contributions were made to the post-retirement occupational health care trust in 2012 or 2011 and we do not expect to make a contribution in 2013.

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

        A change of 100 basis points in the assumed initial health care cost trend rate would have had the following effects in 2012:

	100 Basis Points Change
	Increase	Decrease
	(Dollars in millions)
Effect on the aggregate of the service and interest cost components of net periodic post-retirement benefit expense (statements of operations)	$3	(3)
Effect on benefit obligation (balance sheets)	74	(66)

        We expect our health care cost trend rate to decrease by 0.25% per year from 6.75% in 2013 to an ultimate rate of 4.50% in 2022. Our post-retirement health care expense for certain eligible post-1990 non-represented retirees and for certain eligible union-represented retirees is capped at a set dollar amount. Therefore, those health care benefit obligations are not subject to increasing health care trends after the effective date of the caps.

Expected Cash Flows

        The qualified, pension, non-qualified pension and post-retirement health care benefit payments and premiums and life insurance premium payments are paid by us or distributed from plan assets. The estimated benefit payments provided below are based on actuarial assumptions using the demographics of the employee and retiree populations and have been reduced by estimated participant contributions.

	Pension Plan	Non-Qualified Pension Plan	Post-Retirement Benefit Plans	Medicare Part D Subsidy Receipts
	(Dollars in millions)
Estimated future benefit payments:
2013	$753	2	335	(25)
2014	701	2	329	(26)
2015	684	2	321	(28)
2016	666	2	311	(29)
2017	648	2	300	(31)
2018 - 2022	2,946	7	1,318	(173)

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

	Pension Plan			Non-Qualified Pension Plan			Post-Retirement Benefit Plans
	Successor(1)		Predecessor	Successor(1)		Predecessor	Successor(1)		Predecessor
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Actuarial assumptions at beginning of year:
Discount rate	4.70%	5.40%	5.80%	4.40%	5.00%	5.50%	4.60%	5.30%	5.70%
Rate of compensation increase	3.25%	3.50%	3.50%	N/A	N/A	3.50%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.50%	7.50%	8.00%	N/A	N/A	N/A	7.50%	7.50%	8.00%
Initial health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	7.25% / 8.00%	7.50%	8.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	N/A	N/A	N/A	2018	2016	2016

N/A—Not applicable

(1)
The actuarial assumptions as of the predecessor date of January 1, 2011 remain unchanged as of the successor date of April 1, 2011 with the exception of the discount rate. The discount rate assumption was 5.30% for Pension, 4.90% for Non-Qualified Pension and 5.20% for Post-Retirement as of the predecessor date January 1, 2011.

        The components of net periodic benefit expense for our pension, non-qualified pension and post-retirement benefit plans are detailed below:

	Pension Plan
	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Net periodic benefit expense (income):
Service cost	$56	40	14	53
Interest cost	389	318	104	447
Expected return on plan assets	(576)	(416)	(133)	(556)
Recognized prior service cost	—	—	(6)	(22)
Recognized net actuarial loss	—	—	31	130

Total net periodic benefit (income) expense	$(131)	(58)	10	52

	Non-Qualified Pension Plan
	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Net periodic benefit expense (income):
Service cost	$—	—	—	—
Interest cost	1	1	—	2
Curtailment and settlements	—	1	—	—

Total net periodic benefit expense (income)	$1	2	—	2

	Post-Retirement Benefit Plans
	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Net periodic benefit expense:
Service cost	$9	5	2	7
Interest cost	147	124	41	183
Expected return on plan assets	(41)	(38)	(13)	(61)
Recognized prior service cost	1	—	(24)	(99)
Recognized net actuarial loss	—	—	10	40

Total net periodic benefit expense	$116	91	16	70

        The net periodic benefit expense (income) for our qualified pension, non-qualified pension and post-retirement benefit plans is included in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations. Beginning on January 1, 2010, we no longer provide pension benefit accruals for active non-represented employees under our qualified and non-qualified pension plans.

Benefit Obligations

        The actuarial assumptions used to compute the funded status for the plans are based upon information available as of the successor dates of December 31, 2012 and December 31, 2011 are as follows:

	December 31,
	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	Successor		Successor		Successor
	2012	2011	2012	2011	2012	2011
Actuarial assumptions at end of year:
Discount rate	3.70%	4.70%	3.50%	4.40%	3.60%	4.60%
Rate of compensation increase	3.25%	3.25%	N/A	N/A	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	6.75% / 7.50%	7.25% / 8.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	4.50%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	N/A	2022 / 2024	2018

N/A—Not applicable

        The following table summarizes the change in the benefit obligations for the qualified pension, non-qualified pension and post-retirement benefit plans:

	Pension Plan
	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31 2011
	(Dollars in millions)
Benefit obligations accrued at beginning of period:	$8,671	8,237	8,245
Service cost	56	40	14
Interest cost	389	318	104
Actuarial loss	882	565	—
Benefits paid from plan assets	(720)	(489)	(152)

Benefit obligations accrued at end of period	$9,278	8,671	8,211

Accumulated benefit obligations	$9,276	8,667	8,211

	Non-Qualified Pension Plan
	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Benefit obligations accrued at beginning of period:	$23	31	31
Service cost	—	—	—
Interest cost	1	1	—
Actuarial loss	1	2	—
Benefits paid by company	(3)	(11)	—

Benefit obligations accrued at end of period	$22	23	31

Accumulated benefit obligations	$22	23	31

	Post Retirement Benefits Plans
	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Benefit obligations accrued at beginning of period:	$3,348	3,284	3,323
Service cost	9	5	2
Interest cost	147	124	41
Actuarial loss	185	130	—
Plan amendments	—	27	—
Participant contributions	75	46	15
Benefits paid from plan assets	(144)	(130)	(47)
Benefits paid by company	(201)	(159)	(46)
Medicare Part D reimbursements	19	21	—

Benefit obligations accrued at end of period	$3,438	3,348	3,288

Accumulated benefit obligations	$3,438	3,348	3,288

Plan Assets

        We maintain plan assets for our qualified pension plan and certain post-retirement benefit plans. The qualified pension plan assets are used for the payment of pension benefits and certain eligible plan expenses. The post-retirement benefit plan assets are used to pay health care benefits and premiums on behalf of eligible retirees who are former union-represented plan participants and to pay certain eligible plan expenses. The expected rate of return on plan assets is the long-term rate of return we expect to earn on the plans' assets. The rate of return is determined by the strategic allocation of plan assets and the long-term risk and return forecast for each asset class. The forecasts for each asset class are generated primarily from an analysis of the long-term expectations of various third party investment management organizations. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy. The following table summarizes the change in the fair value of plan assets for the pension and post-retirement benefit plans:

	Pension Plan Assets	Post-Retirement Benefit Plan Assets
	(Dollars in millions)
Fair value of plan assets January 1, 2010 (Predecessor)	$7,326	863
Actual gain on plan assets	1,094	124
Benefits paid from plan assets	(760)	(186)

Fair value of plan assets December 31, 2010 (Predecessor)	7,660	801
Actual gain on plan assets	133	13
Benefits paid from plan assets	(152)	(47)

Fair value of plan assets March 31, 2011 (Predecessor)	7,641	767

Fair value of plan assets April 1, 2011 (Successor)	7,777	762
Actual gain on plan assets	449	11
Contribution to qualified trust	307	—
Benefits paid from plan assets	(489)	(130)

Fair value of plan assets December 31, 2011 (Successor)	8,044	643
Actual gain on plan assets	1,006	73
Benefits paid from plan assets	(720)	(144)

Fair value of plan assets December 31, 2012 (Successor)	$8,330	572

        Pension Plan:    Our investment objective for the pension plan assets is to achieve an attractive risk-adjusted return over time that will provide for the payment of benefits and minimize the risk of large losses. Our pension plan investment strategy is designed to meet this objective by broadly diversifying plan assets across numerous strategies with differing expected returns, volatilities and correlations. The pension plan assets have target allocations of 55% to interest rate sensitive investments and 45% to investments designed to provide higher expected returns than the interest rate sensitive investments. Interest rate sensitive investments include 35% of plan assets targeted primarily to long-duration investment grade bonds, 13.5% targeted to high yield, emerging market bonds, and convertible bonds and 6.5% targeted to diversified strategies, which primarily have exposures to global government, corporate and inflation-linked bonds, as well as some exposures to global stocks and commodities. Assets expected to provide higher returns than the interest rate sensitive assets include broadly diversified equity investments with targets of approximately 14% to U.S. stocks, and 14% to developed and emerging market non-U.S. stocks. Approximately 12% is allocated to other private markets investments including funds primarily invested in private equity, debt and hedge funds. Real estate investments are targeted at 5% of plan assets. At the beginning of 2013, our expected annual long-term rate of return on pension assets is assumed to be 7.5%.

        Post-Retirement Benefit Plan:    Our investment objective for the post-retirement benefit plan assets is to achieve an attractive risk-adjusted return and minimize the risk of large losses over the expected life of the assets. Investment risk is managed by broadly diversifying assets across numerous strategies with differing expected returns, volatilities and correlations. Our investment strategy is designed to be consistent with the investment objective, with particular focus on providing liquidity for the reimbursement of our occupational post-retirement health care costs. The post-retirement benefit plan assets have target allocations of 35% to equities and 65% to non-equity investments. Specific target allocations within these broad categories are allowed to vary to provide liquidity in order to meet reimbursement requirements. Equity investments are broadly diversified with exposure to publicly traded U.S., non-U.S. and emerging market stocks and private equity. While no new private equity investments have been made in recent years, the percent allocation to existing private equity investments is expected to increase in the near term as liquid, publicly traded stocks are drawn down for the reimbursement of health care costs. The 65% non-equity allocation includes investment grade bonds, high yield bonds, convertible bonds, emerging market debt, real estate, hedge funds, private debt and diversified strategies. At the beginning of 2013, our expected annual long-term rate of return on post-retirement benefit plan assets is assumed to be 7.5%.

        Permitted investments:    Plan assets are managed consistent with the restrictions set forth by the Employee Retirement Income Security Act of 1974, as amended, which requires diversification of assets and also generally prohibits defined benefit and welfare plans from investing more than 10% of their assets in securities issued by the sponsor company. As of December 31, 2012, the pension and post-retirement benefit plans did not directly own any shares of CenturyLink's common stock or debt, or any of our debt.

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

	Gross Notional Exposure
	Pension Plan		Post-Retirement Benefit Plan
	Successor		Successor
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(Dollars in millions)
Derivative instruments:
Exchange-traded U.S. equity futures	$204	535	—	12
Exchange-traded non-U.S. equity futures	1	4	—	—
Exchange-traded treasury futures	1,190	1,512	30	19
Interest rate swaps	993	435	—	—
Total return swaps	—	110	—	51
Foreign exchange forwards	490	379	21	23
Credit default swaps	334	—	—	—
Options	519	—	—	—

        Fair Value Measurements:    Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the Financial Accounting Standards Board ("FASB"). For additional information on the fair value hierarchy, see Note 13—Fair Value Disclosure.

        The tables below presents the fair value of plan assets by category and the input levels used to determine those fair values as of the successor date of December 31, 2012. It is important to note that the asset allocations do not include market exposures that are gained with derivatives. The investment category amounts include pending trade receivables and pending trade payable for 2012.

	Fair Value of Pension Plan Assets
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$561	1,050	—	1,611
High yield bonds (b)	—	881	40	921
Emerging market bonds (c)	134	269	—	403
Convertible bonds (d)	—	253	—	253
Diversified strategies (e)	—	443	—	443
U.S. stocks (f)	828	81	—	909
Non-U.S. stocks (g)	819	120	—	939
Emerging market stocks (h)	78	131	—	209
Private equity (i)	—	—	480	480
Private debt (j)	—	—	314	314
Market neutral hedge funds (k)	—	612	—	612
Directional hedge funds (k)	—	230	131	361
Real estate (l)	—	150	228	378
Derivatives (m)	(3)	2	—	(1)
Cash equivalents and short-term investments (n)	—	507	—	507

Total investments	$2,417	4,729	1,193	8,339

Accrued expenses				(9)

Total pension plan assets				$8,330

	Fair Value of Post-Retirement Plan Assets
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$—	85	—	85
High yield bonds (b)	—	89	—	89
Emerging market bonds (c)	—	40	—	40
Convertible bonds (d)	—	2	—	2
Diversified strategies (e)	—	71	—	71
U.S. stocks (f)	40	—	—	40
Non-U.S. stocks (g)	51	1	—	52
Emerging market stocks (h)	—	20	—	20
Private equity (i)	—	—	44	44
Private debt (j)	—	—	5	5
Market neutral hedge funds (k)	—	41	—	41
Directional hedge funds (k)	—	24	—	24
Real estate (l)	—	20	28	48
Cash equivalents and short-term investments (n)	2	20	—	22

Total investments	$93	413	77	583

Accrued expenses				(1)
Reimbursement accrual				(10)

Total post-retirement plan assets				$572

        The tables below present the fair value of plan assets by category and the input levels used to determine those fair values as of the successor date of December 31, 2011. The asset allocations do not include market exposures that are gained with derivatives.

	Fair Value of Pension Plan Assets
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$694	756	—	1450
High yield bonds (b)	—	530	78	608
Emerging market bonds (c)	—	189	—	189
Convertible bonds (d)	—	335	—	335
Diversified strategies (e)	—	489	—	489
U.S. stocks (f)	224	85	—	309
Non-U.S. stocks (g)	697	42	—	739
Emerging market stocks (h)	65	136	—	201
Private equity (i)	—	—	791	791
Private debt (j)	—	—	448	448
Market neutral hedge funds (k)	—	620	188	808
Directional hedge funds (k)	—	268	28	296
Real estate (l)	—	48	334	382
Derivatives (m)	12	(5)	—	7
Cash equivalents and short-term investments (n)	13	1,118	—	1,131

Total investments	$$1,705	4,611	1,867	8,183

Dividends and interest receivable				21
Pending trades receivable				388
Accrued expenses				(8)
Pending trades payable				(540)

Total pension plan assets				$8,044

	Fair Value of Post-Retirement Plan Assets
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$12	95	—	107
High yield bonds (b)	—	61	—	61
Emerging market bonds (c)	—	33	—	33
Convertible bonds (d)	—	30	—	30
Diversified strategies (e)	—	62	—	62
U.S. stocks (f)	64	—	—	64
Non-U.S. stocks (g)	58	2	—	60
Emerging market stocks (h)	—	17	—	17
Private equity (i)	—	—	60	60
Private debt (j)	—	—	8	8
Market neutral hedge funds (k)	—	67	—	67
Directional hedge funds (k)	—	20	—	20
Real estate (l)	—	19	26	45
Cash equivalents and short-term investments (n)	1	20	—	21

Total investments	$135	426	94	655

Dividends and interest receivable				3
Pending trades receivable				23
Accrued expenses				(15)
Pending trades payable				(23)

Total post-retirement plan assets				$643

        The plans' assets are invested in various asset categories utilizing multiple strategies and investment managers. For several of the investments in the tables above and discussed below, the plans own units in commingled funds and limited partnerships that invest in various types of assets. Interests in commingled funds are valued using the net asset value ("NAV") per unit of each fund. The NAV reported by the fund manager is based on the market value of the underlying investments owned by each fund, minus its liabilities, divided by the number of shares outstanding. Commingled funds held by the plans that can be redeemed at NAV within a year of the financial statement date are generally classified as Level 2. Investments in limited partnerships represent long-term commitments with a fixed maturity date, typically ten years. Valuation inputs for these limited partnership interests are generally based on assumptions and other information not observable in the market and are classified as Level 3 investments. The assumptions and valuation methodologies of the pricing vendors, account managers, fund managers and partnerships are monitored and evaluated for reasonableness. Below is an overview of the asset categories, the underlying strategies and valuation inputs used to value the assets in the preceding tables:

          (a)   Investment grade bonds represent investments in fixed income securities as well as commingled bond funds comprised of U.S. Treasury securities, agencies, corporate bonds, mortgage-backed securities, asset-backed securities and commercial mortgage-backed securities. Treasury securities are valued at the bid price reported in the active market in which the security is traded and are classified as Level 1. The valuation inputs of other investment grade bonds primarily utilize observable market information and are based on a spread to U.S. Treasury securities and consider yields available on comparable securities of issuers with similar credit ratings. The primary observable inputs include references to the new issue market for similar securities, the secondary trading markets and dealer quotes. Option adjusted spread models are utilized to evaluate securities such as asset backed securities that have early redemption features.

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

          (c)   Emerging market bonds represent investments in securities issued by governments and other entities located in developing countries as well as registered mutual funds and commingled emerging market bond funds. Registered mutual funds are valued at the last published price reported on the major market on which the mutual funds are traded and are classified as Level 1. The valuation inputs for the securities utilize observable market information and are primarily based on dealer quotes or a spread relative to the local government bonds. These securities are classified as Level 2. The commingled funds are valued at NAV based on the market value of the underlying emerging market bonds using the same valuation inputs described above. The commingled funds can be redeemed at NAV within a year of the financial statement date and are classified as Level 2.

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

        The table below presents a rollforward of the pension plan assets valued using Level 3 inputs:

	Pension Plan Assets Valued Using Level 3 Inputs
	High Yield Bonds	Private Equity	Private Debt	Market Neutral Hedge Fund	Directional Hedge Funds	Real Estate	Total
	(Dollars in millions)
Balance at December 31, 2010 (Predecessor)	$114	831	530	102	29	288	1,894
Net transfers	—	—	—	—	—	—	—
Net (dispositions) acquisitions	(5)	(20)	(32)	80	—	22	45
Actual return on plan assets:
Realized (losses) gains relating to assets sold during the period	(2)	62	(1)	—	—	4	63
Unrealized gains (losses) relating to assets still held at period-end	9	13	4	3	3	15	47

Balance at March 31, 2011 (Predecessor)	116	886	501	185	32	329	2,049

Balance at April 1, 2011 (Successor)	116	886	501	185	32	329	2,049

Net transfers	—	—	—	—	—	—	—

Net (dispositions) acquisitions	(21)	(90)	(60)	—	(2)	(1)	(174)

Actual return on plan assets:
Realized (losses) gains relating to assets sold during the period	(12)	197	15	3	(1)	9	211

Unrealized gains (losses) relating to assets still held at period-end	(5)	(202)	(8)	—	(1)	(3)	(219)
Balance at December 31, 2011 (Successor)	78	791	448	188	28	334	1,867
Transfer to Defined Benefit Master Trust at January 1, 2012 (Successor)	(78)	(791)	(448)	(188)	(28)	(334)	(1,867)
QCII share of master trust at January 1, 2012 (Successor)	53	535	312	127	124	361	1,512
Net transfers	(8)	—	—	(127)	—	(71)	(206)
Net (dispositions) acquisitions	(6)	(27)	11	—	—	(69)	(91)
Actual return on plan assets:
Realized gains relating to assets sold during the year	—	2	1	—	—	—	3
Unrealized gains (losses) relating to assets still held at year-end	1	(30)	(10)	—	7	7	(25)

Balance at December 31, 2012 (Successor)	$40	480	314	—	131	228	1,193

        The table below presents a rollforward of the post-retirement benefits plan assets valued using Level 3 inputs:

	Post-Retirement Benefit Plan Assets Valued Using Level 3 Inputs
	Private Equity	Private Debt	Real Estate	Total
	(Dollars in millions)
Balance at December 31, 2010 (Predecessor)	$77	11	25	113
Net dispositions	(3)	—	(1)	(4)
Actual return on plan assets:
Realized gains (losses) relating to assets sold during the period	8	—	1	9
Unrealized losses relating to assets still held at period-end	(6)	(1)	(1)	(8)

Balance at March 31, 2011 (Predecessor)	76	10	24	110

Balance at April 1, 2011 (Successor)	76	10	24	110
Net dispositions	(21)	(2)	—	(23)
Actual return on plan assets:
Realized gains (losses) relating to assets sold during the period	33	1	—	34
Unrealized losses relating to assets still held at period-end	(28)	(1)	2	(27)

Balance at December 31, 2011 (Successor)	60	8	26	94

Net dispositions	(14)	(3)	(1)	(18)
Actual return on plan assets:
Realized gains (losses) relating to assets sold during the year	4	2	(1)	5
Unrealized losses relating to assets still held at year-end	(6)	(2)	4	(4)

Balance at December 31, 2012 (Successor)	$44	5	28	77

        Certain gains and losses are allocated between assets sold during the year and assets still held at year-end based on transactions and changes in valuations that occurred during the year. These allocations also impact our calculation of net acquisitions and dispositions.

        At December 31, 2012, the investment program produced actual gains on qualified pension and post-retirement plan assets of $1.079 billion for the successor year ended December 31, 2012 as compared to the expected returns of $617 million for a difference of $462 million. For the successor nine months ended December 31, 2011 and the predecessor three months ended March 31, 2011, the investment program produced actual gains on pension and post-retirement plan assets of $443 million and $294 million, respectively, as compared to the expected returns of $454 million for the successor nine months ended December 31, 2011 and $146 million for the predecessor three months ended March 31, 2011 for a difference of $11 million for the successor nine months ended December 31, 2011 and $148 million for the predecessor three months ended March 31, 2011. The short-term annual returns on plan assets will almost always be different from the expected long-term returns and the plans could experience net gains or losses, due primarily to the volatility occurring in the financial markets during any given year.

Unfunded Status

        The following table presents the unfunded status of the pension, non-qualified pension and post-retirement benefit plans:

	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	Successor		Successor		Successor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2011
	(Dollars in millions)
Benefit obligation	$(9,278)	(8,671)	(22)	(23)	(3,438)	(3,349)
Fair value of plan assets	8,330	8,044	—	—	572	643

Unfunded status	$(948)	(627)	(22)	(23)	(2,866)	(2,706)

Current portion of unfunded status	$—	—	(3)	(4)	(134)	(155)
Non-current portion of unfunded status	(948)	(627)	(19)	(19)	(2,732)	(2,551)

        The current portion of our non-qualified pension and post-retirement benefit obligations is recorded on our consolidated balance sheets in accrued expenses and other current liabilities-salaries and benefits. The non-current portion of our pension, non-qualified pension and post-retirement obligations is recorded on our consolidated balance sheets in benefit plan obligations-net. Also included in accrued expenses and other current liabilities are obligations for the current portion of post-employment perquisites, post-employment disability insurance and workers compensation benefit obligations. These amounts totaled $16 million as of the successor dates of December 31, 2012 and December 31, 2011. Also included in other deferred credits are obligations for the non-current portion of our executive life insurance plans, post-employment perquisites, post-employment disability insurance and workers compensation benefit obligations. These amounts totaled $149 million and $143 million as of the successor dates of December 31, 2012 and December 31, 2011, respectively.

Accumulated Other Comprehensive (Loss) Income—Recognition and Deferrals

        The following tables present cumulative items not recognized as a component of net periodic benefits expense, items recognized as a component of net periodic benefits expense, additional items deferred during 2012 and cumulative items not recognized as a component of net periodic benefits expense. The items not recognized as a component of net periodic benefits expense have been recorded on our consolidated balance sheets in accumulated other comprehensive loss:

	Predecessor
	Year Ended December 31, 2010	Recognition of Net Periodic Benefits Expense	Deferrals	Net Change in AOCI	Three Months Ended March 31, 2011
	(Dollars in millions)
Accumulated other comprehensive (loss) income:
Pension plan:
Net actuarial (loss) gain	$(1,695)	30	—	30	(1,665)
Prior service benefit (cost)	163	(5)	—	(5)	158
Deferred income tax benefit (expense)	676	(7)	—	(7)	669

Total pension plan	(856)	18	—	18	(838)

Non-qualified pension plan:
Net actuarial (loss) gain	(8)	—	—	—	(8)
Deferred income tax benefit (expense)	1	(1)	—	(1)	—

Total non-qualified pension plan	(7)	(1)	—	(1)	(8)

Post-retirement benefit plans:
Net actuarial (loss) gain	(544)	10	—	10	(534)
Prior service benefit (cost)	890	(26)	—	(26)	864
Deferred income tax benefit (expense)	158	6	—	6	164

Total post-retirement benefit plans	504	(10)	—	(10)	494

Total accumulated other comprehensive (loss) income	$(359)	7	—	7	(352)

	Successor
	April 1, 2011	Recognition of Net Periodic Benefits Expense	Deferrals	Net Change in AOCI	Nine Months Ended December 31, 2011
	(Dollars in millions)
Accumulated other comprehensive (loss) income:
Pension plan:
Net actuarial loss	$—	—	(533)	(533)	(533)
Deferred income tax benefit	—	—	205	205	205

Total pension plan	—	—	(328)	(328)	(328)

Non-qualified pension plan:
Net actuarial gain (loss)	—	1	(3)	(2)	(2)
Deferred income tax benefit	—	—	1	1	1

Total non-qualified pension plan	—	1	(2)	(1)	(1)

Post-retirement benefit plans:
Net actuarial loss	—	—	(163)	(163)	(163)
Prior service cost	—	—	(27)	(27)	(27)
Deferred income tax benefit	—	—	73	73	73

Total post-retirement benefit plans	—	—	(117)	(117)	(117)

Total accumulated other comprehensive (loss) income	$—	1	(447)	(446)	(446)

	Successor
	Nine Months Ended December 31, 2011	Recognition of Net Periodic Benefits Expense	Deferrals	Net Change in AOCI	Year Ended December 31, 2012
	(Dollars in millions)
Accumulated other comprehensive (loss) income:
Pension plan:
Net actuarial loss	$(533)	—	(452)	(452)	(985)
Deferred income tax benefit	205	—	174	174	379

Total pension plan	(328)	—	(278)	(278)	(606)

Non-qualified pension plan:
Net actuarial loss	(2)	—	(1)	(1)	(3)
Deferred income tax benefit	1	—	—	—	1

Total non-qualified pension plan	(1)	—	(1)	(1)	(2)

Post-retirement benefit plans:
Net actuarial loss	(163)	—	(153)	(153)	(316)
Prior service (cost) benefit	(27)	1	—	1	(26)
Deferred income tax benefit	73	—	59	59	132

Total post-retirement benefit plans	(117)	1	(94)	(93)	(210)

Total accumulated other comprehensive (loss) income	$(446)	1	(373)	(372)	(818)

        The following table presents estimated items to be recognized in 2013 as a component of net periodic benefit expense of the pension, non-qualified pension and post-retirement benefit plans:

	Pension Plan	Non-Qualified Pension Plan	Post-Retirement Benefit Plans
	(Dollars in millions)
Estimated recognition of net periodic benefit expense in 2013:
Net actuarial loss	$(7)	—	(3)
Prior service cost	—	—	(1)
Deferred income tax benefit	3	—	2

Estimated net periodic benefit expense to be recorded in 2013 as a component of other comprehensive income (loss)	$(4)	—	(2)

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

Other Benefit Plans

  Health Care and Life Insurance

        We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our active health care benefit expenses were $236 million, $179 million, $61 million and $238 million for the successor year ended December 31, 2012, the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor year ended December 31, 2010, respectively. Represented employee benefits are based on negotiated collective bargaining agreements. Employees are required to partially fund the health care benefits provided by us, in addition to paying their own out-of-pocket costs. Our group life insurance plans are fully insured and the premiums are paid by us.

  401(k) Plan

        We sponsor a qualified defined contribution benefit plan covering substantially all of our employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of employee contributions in cash. As of the successor date of December 31, 2012, the assets of the plan included approximately 10 million shares of CenturyLink common stock. As of the successor date of December 31, 2011, the assets of the plan included approximately 6 million shares of CenturyLink common stock. In both years, our 401k plan included common stock as a result of the combination of our employer match and participant directed contributions. We recognized $50 million, $39 million, $14 million and $56 million in expense related to this plan for the successor year ended December 31, 2012, the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor year ended December 31, 2010, respectively.

  Deferred Compensation Plans

        We sponsor non-qualified unfunded deferred compensation plans for various groups that include certain of our current and former highly compensated employees. These plans have been frozen and participants can no longer defer compensation to the plans. The value of the assets and liabilities related to this plan is not significant.

(9)   Stock-Based Compensation

        During the predecessor year ended December 31, 2010, our employees participated in an Equity Incentive Plan ("EIP") and Employee Stock Purchase Plan ("ESPP"). Due to CenturyLink's acquisition of us and the purchasing of our outstanding stock, we no longer offer these plans.

Stock-Based Compensation Expense

        Stock-based compensation expenses are included in cost of services and products, and selling, general, and administrative expenses in our consolidated statements of operations. During our predecessor years, we recognized compensation expense relating to awards granted to our employees under the EIP using the straight-line method over the applicable vesting periods. We also recognized compensation expense when our employees purchased our common stock under the ESPP for the difference between the employees' purchase price and the fair value of our stock.

        For the successor year ended December 31, 2012, we were allocated a stock based compensation expense of $20 million from CenturyLink. For the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor year ended December 31, 2010, our total stock-based compensation expense was approximately $20 million, $4 million and $123 million, respectively. We also recognized an income tax benefit of $8 million, $8 million, $2 million and $31 million associated with our stock compensation expense during the successor year ended December 31, 2012, the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor year ended December 31, 2010, respectively.

        On December 21, 2010, we accelerated the vesting of certain restricted stock and performance share awards issued under our previous Equity Incentive Plan in order to preserve certain economic benefits to employees that otherwise would have been lost in connection with CenturyLink's acquisition of us. Accordingly, an additional $63 million of stock compensation expense was recorded in the predecessor fourth quarter 2010 as a result of the acceleration.

        Due to CenturyLink's acquisition of us, we now record stock based compensation expense that is allocated to us from CenturyLink, which is included in operating expenses-affiliates in our consolidated statements of operations. Based on many factors that affect the allocation, the amount of stock-based compensation expense recorded at CenturyLink and ultimately allocated to us may fluctuate. We cash settle the stock-based compensation expense allocated to us from CenturyLink.

(10) Products and Services Revenues

        We are an integrated communications company engaged primarily in providing an array of communications services, including local and long-distance, network access, private line (including special access), broadband, Ethernet, data, managed hosting, wireless and video services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. We categorize our products and services into the following four categories:

  •
  Strategic services, which include primarily private line (including special access), broadband, Multi-Protocol Label Switching (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), Ethernet, hosting, video (including resold satellite video services), voice over Internet Protocol and Verizon Wireless services;

  •
  Legacy services, which include primarily local, long-distance, Integrated services digital network (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network services (which allows a local communications network to link to networks in remote locations);

  •
  Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers; and

  •
  Affiliates and other services, which consist primarily of USF revenues and surcharges and services we provide to our non-consolidated affiliates. We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services and network support and technical services.

        During the first quarter of 2012, we reclassified certain prior period revenues between the aforementioned four categories to conform to the current period presentation.

        Since the April 1, 2011 closing of CenturyLink's acquisition of us, our operations have been integrated into and reported as part of the segments of CenturyLink. CenturyLink's chief operating decision maker ("CODM") has become our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we believe we now have one reportable segment and have reclassified our prior period results to conform to our current view.

        Operating revenues for our products and services are summarized below:

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Strategic services	$4,978	3,615	1,200	4,637
Legacy services	4,848	3,901	1,400	5,974
Data integration	549	402	123	606
Affiliates and other services	981	409	123	513

Total operating revenues	$11,356	8,327	2,846	11,730

        We do not have any single customer that provides more than 10% of our total revenue. Substantially all of our revenue comes from customers located in the United States.

        The table below presents the aggregate USF surcharges recognized on a gross basis:

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Taxes and surcharges included in operating revenues and expenses	$398	279	96	385

(11) Related Party Transactions

        We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services and network support and technical services.

        Below are details of the services we provided to our affiliates:

  •
  Telecommunications services.  Data, Internet and voice services in support of our affiliates service offerings;

  •
  Computer system development and support services.  Information technology services primarily include the labor cost of developing, testing and implementing the system changes necessary to support order entry, provisioning, billing, network and financial systems, as well as the cost of improving, maintaining and operating our operations support systems and shared internal communications networks; and

  •
  Network support and technical services.  Network support and technical services relate to forecasting demand volumes and developing plans around network utilization and optimization, developing and implementing plans for overall product development, provisioning and customer care.

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

(12) Income Taxes

  Income Tax Expense

        The components of the income tax expense from continuing operations are as follows:

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Income tax expense:
Current tax provision (benefit):
Federal	$22	2	(1)	(14)
State and local	—	2	1	11

Total current tax (benefit) provision	22	4	—	(3)

Deferred tax provision:
Federal	155	24	120	470
State and local	19	4	26	38

Total deferred tax expense	174	28	146	508

Income tax expense	$196	32	146	505

        For the successor year ended December 31, 2012, the successor nine months ended December 31, 2011 and the predecessor three months ended March 31, 2011, we increased the total valuation allowance by $4 million, $7 million and $1 million, respectively. For the predecessor year ended December 31, 2010, we increased the total valuation allowance by $7 million. These amounts are included in the deferred tax provision.

        Income tax expense for the successor year ended December 31, 2012 and the combined year ended December 31, 2011 were $196 million and $178 million, respectively. Income tax expense for the successor year ended December 31, 2012 increased $18 million as compared to the combined year ended December 31, 2011, primarily related to an increase in book income before tax which is partially offset by the 2011 impact of a valuation allowance increase.

        Income tax expense for the combined year ended December 31, 2011, as compared to the predecessor year ended December 31, 2010, decreased by $327 million largely as a result of the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Income tax expense also decreased due to the 2010 tax treatments of (i) the premium paid on our convertible debt, (ii) the expenses incurred when we accelerated the vesting of certain stock-based compensation and (iii) certain expenses associated with CenturyLink's acquisition of us.

        The effective income tax rate for continuing operations differs from the statutory tax rate as follows:

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(in percent)
Effective income tax rate:
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes—net of federal effect and tax expense (benefit) of income (loss) not recognized	2.5	5.3	4.8	9.0
Medicare subsidy, including effect of 2010 Health Care Legislation	(0.1)	(1.5)	—	22.8
Loss on embedded option in convertible debt	—	—	—	37.0
Excess compensation	—	—	—	4.3
Merger-related costs	—	—	—	1.7
Uncertain tax position changes	—	(1.1)	0.2	—
Disallowed meals and entertainment	0.2	4.2	0.2	0.5
Foreign tax expense	0.8	2.5	—	—
Other	0.5	3.7	0.5	1.2
Adjustments related to prior periods	—	—	—	(0.6)
Changes in valuation allowance	—	15.3	0.1	1.3

Effective income tax rate	38.9%	63.4%	40.8%	112.2%

Deferred Tax Assets and Liabilities

        The components of the deferred tax assets and liabilities are as follows:

	Successor
	Year Ended December 31, 2012	Year Ended December 31, 2011
	(Dollars in millions)
Deferred tax assets and liabilities:
Deferred tax assets:
Net operating loss carryforwards	$1,973	2,437
Post-retirement and pension benefit costs	1,506	1,296
Deferred loss subject to amortization	244	260
Debt related differences	154	258
Other employee benefits	110	97
Other	422	521

Gross deferred tax assets	4,409	4,869
Valuation allowance on deferred tax assets	(260)	(256)

Net deferred tax assets	4,149	4,613

Deferred tax liabilities:
Property, plant and equipment and intangible assets	(1,817)	(1,512)
Intangibles	(2,163)	(2,963)
Other	(190)	(209)

Total deferred tax liabilities	(4,170)	(4,684)

Net deferred tax (liability) assets	$(21)	(71)

Tax Audits and Uncertain Tax Positions

        The IRS previously examined all of our federal income tax returns prior to 2008 because we were included in its coordinated industry case program and now examines all of our federal income tax returns as included in the consolidated federal return of our parent company. We previously filed amended federal income tax returns for 2002-2007 to make protective claims with respect to items reserved in our audit settlements and to correct items not addressed in prior audits. The examination of those amended federal income tax returns by the IRS was completed in 2012. In 2012, we also filed an amended 2008 federal income tax return primarily to report the carryforward impact of the prior year settlements. Such amended filing is subject to adjustment by the IRS. Qwest also previously filed an amended return for 1999 for its predecessor U S WEST, Inc. to make certain refund claims. An agreed resolution of those claims is pending conditioned upon Congressional Joint Committee Approval.

        We file combined income tax returns in many states, and these combined returns remain open for adjustments to our federal income tax returns. In addition, certain combined state income tax returns we have filed since 1996 are still open for state specific adjustments.

        A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) is as follows:

	Unrecognized Tax Benefits
	Successor
	2012	2011
	(Dollars in millions)
Balance at January 1	$64	203
Additions for prior year tax positions	—	3
Reductions for prior year tax positions	(34)	(1)
Settlements	—	(141)

Balance at December 31	$30	64

        As of the successor date of December 31, 2011, approximately $64 million of the unrecognized tax benefits could affect our income tax provision and effective income tax rate. As of December 31, 2012, approximately $21 million of the unrecognized tax benefits could affect our income tax provision and effective income tax rate.

        During 2012, we entered into negotiations with the IRS to resolve a claim that was previously filed for 1999. Based on the status of those negotiations at year end, we have partially reversed an unrecognized tax benefit which decreased our total unrecognized tax benefits.

        Effective on April 1, 2011 in conjunction with CenturyLink's acquisition of us, we changed our accounting policy to recognize interest expense and penalties related to income taxes as income tax expense. Prior to April 1, 2011, interest expense and penalties related to income taxes are included in the other—net line of our consolidated statements of operations. For the successor period ended December 31, 2012, we did not recognize any in income tax expense. For the successor nine months ended December 31, 2011 and the predecessor three months ended March 31, 2011, we recognized $1 million and $1 million, respectively. We had accrued interest (presented before related tax benefits) of approximately $28 million at December 31, 2012 and December 31, 2011. We made no accrual for penalties related to income tax positions.

Other Income Tax Information

        As of December 31, 2012, we had a federal NOL carryforward attributed to us under the separate return method of approximately $5.3 billion. If unused, the NOLs would expire between 2015 and 2032; however, no significant amounts expire until 2020. We have alternative minimum tax credits of $45 million as of December 31, 2012 which do not expire. As of December 31, 2012 and 2011, we also have $72 million ($47 million, net of federal income tax) of state investment tax credit carryforwards that will expire between 2013 and 2024, if not utilized.

        In the predecessor year ended December 31, 2010, we increased our state tax rate based on a review of our state apportionment factors and the current tax rate of the states where we conduct business. This change resulted in a $4 million state deferred tax benefit, net of federal effect.

        Effective on April 1, 2011 in conjunction with CenturyLink's acquisition of us, our tax payments and receipts for combined or consolidated returns will be paid to or received from CenturyLink. We will continue to make some tax payments directly to certain tax jurisdictions where we file separate income tax returns. For the successor year ended December 31, 2012, we paid $2 million for income taxes. We did not make or receive any tax payments during 2011 but, we received refunds of approximately $13 million and $1 million for the successor nine months ended December 31, 2011 and the predecessor three months ended March 31, 2011, respectively, primarily associated with periods prior to April 1, 2011. In 2010, we paid $25 million for income taxes.

Valuation Allowance

        From 2001 through 2005, we reported a significant cumulative loss and generated substantial NOLs for income tax purposes, and we maintained a valuation allowance against the majority of our net deferred tax assets at that time because we could not sustain a conclusion that it was more likely than not that we would realize the NOLs and other deferred tax assets.

        We establish valuation allowances necessary to reduce the deferred tax assets to amounts we expect to realize. As of the successor dates of December 31, 2012 and December 31, 2011, a valuation allowance of $260 million and $256 million, respectively, was established as it is more likely than not that this amount of net operating loss carryforwards or other deferred tax assets will not be realized.

        We recognized a $110 million increase in the valuation allowance as a result of acquisition accounting. The allowance was primarily related to state credit carryforwards recognized in acquisition accounting. Previously, the state credit carryforwards were not recognized due to the deferral method of accounting for investment tax credits.

        Based on our current assessment of various factors, including (i) the potential outcomes of these ongoing examinations, (ii) the expiration of statute of limitations for specific jurisdictions, (iii) the negotiated settlement of certain disputed issues, and (iv) the administrative practices of applicable taxing jurisdictions, it is reasonably possible that the related unrecognized tax benefits for uncertain tax positions previously taken may decrease by up to $25 million within the next 12 months. The actual amount of such decrease, if any, will depend on several future developments and events, many of which are outside our control.

(13)   Fair Value Disclosure

        Our financial instruments consist of cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable, accounts payable—affiliates, notes payable—affiliate and long-term debt, excluding capital lease obligations. Due to their short-term nature, the carrying amounts of our cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable, accounts payable—affiliates and notes payable—affiliate approximate their fair values.

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

        The three input levels in the hierarchy of fair value measurements are defined by FASB generally as follows:

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

        The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease obligations, as well as the input levels used to determine the fair values:

		Successor
		December 31, 2012		December 31, 2011
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt excluding capital lease obligations	2	9,370	9,909	11,925	12,052

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

        As of the successor dates of December 31, 2012 and December 31, 2011, we had one thousand shares of common stock ($0.01 par value) issued and outstanding, which are owned by CenturyLink.

Treasury Stock

  Deferred Compensation—Rabbi Trusts

        Rabbi trusts were established for two of our four deferred compensation plans. As of the successor date of December 31, 2011, the rabbi trusts were dissolved and there was no treasury stock held in the rabbi trust. As of predecessor date of December 31, 2010, the rabbi trusts held approximately 22,000 shares of our common stock with a cost of approximately $1 million. Shares of our common stock held by the rabbi trusts were accounted for as treasury stock, but were considered outstanding for legal purposes.

  Forfeitures of Vested Restricted Stock and Performance Shares

        Under our predecessor period Equity Incentive Plan and equity award agreements, we automatically withheld a portion of vesting restricted stock and common stock underlying vesting performance shares to cover the withholding taxes due upon vesting. As a result of these withholdings, we acquired approximately 18,779,000 shares of treasury stock during the predecessor year of 2010.

(15)   Quarterly Financial Data (Unaudited)

	Quarterly Financial Data
	Successor
2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Twelve Months Total
	(Dollars in millions)
Operating revenues	$2,840	2,835	2,825	2,856	11,356
Operating income	290	291	322	375	1,278
Income tax expense (benefit)	48	27	54	67	196
Net income (loss)	77	37	83	111	308

	Quarterly Financial Data
	Predecessor	Successor
2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Nine Months Total
	(Dollars in millions)
Operating revenues	$2,846	2,769	2,765	2,793	8,327
Operating income	579	138	223	182	543
Income tax expense (benefit)	146	—	33	(1)	32
Net income (loss)	211	(13)	32	—	19

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

        We are vigorously defending the company against all of the matters described below. As a matter of course, we are prepared both to litigate the matters to judgment, as well as to evaluate and consider all settlement opportunities.

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

KPNQwest Litigation/Investigation

        On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which we were a major shareholder) filed a lawsuit in the District Court in Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. We and Koninklijke KPN N.V. ("KPN") are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with us. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $5.6 billion based on the exchange rate on December 31, 2012), plus statutory interest. Two lawsuits asserting similar claims were previously filed against Qwest and others in federal courts in New Jersey in 2004 and Colorado in 2009; those courts dismissed the lawsuits without prejudice on the grounds that the claims should not be litigated in the United States.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against us, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with us. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $289 million based on the exchange rate on December 31, 2012). On April 25, 2012, the court issued its judgment denying the claims asserted by Cargill and Citibank in their lawsuit. Cargill and Citibank are appealing that decision.

        We have not accrued for the above matters as it is premature to determine whether an accrual is warranted and, if so, a reasonable estimate of probable liability. We will continue to defend against the pending KPNQwest litigation matters vigorously.

Other Matters

        Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in courts located in 34 states in which Qwest has such cable (Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, and Wisconsin.) For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our cable in the right-of-way without the Plaintiffs' consent. Most of the currently pending actions purport to be brought on behalf of state-wide classes in the named Plaintiffs' respective states, although one action pending before the Illinois Court of Appeals purports to be brought on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. After previous attempts to enter into a single nationwide settlement in a single court proved unsuccessful, the parties proceeded to seek court approval of settlements on a state-by-state basis. To date, the parties have received final approval of such settlements in 22 states (Alabama, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Oklahoma,

Tennessee, Virginia and Wisconsin), have received preliminary approval of the settlements in eight states (California, Kentucky, Nevada, Ohio, Oregon, Pennsylvania, South Carolina and Utah), and have not yet received either preliminary or final approval in four states (Arizona, Massachusetts, New Mexico and Texas). We have accrued an amount that we believe is probable for these matters; however, the amount is not material to our consolidated financial statements.

        From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, various tax issues, environmental law issues, grievance hearings before labor regulatory agencies and miscellaneous third party tort actions. The outcome of these other proceedings is not predictable. However, we do not believe that the ultimate resolution of these other proceedings, after considering available insurance coverage, will have a material adverse effect on our financial position, results of operations or cash flows.

        As of December 31, 2012, CenturyLink has a credit facility having a borrowing capacity of up to $2 billion and has a term loan in the amount of $440 million. Both of these obligations have been guaranteed by QCII and QSC.

Capital Leases

        We lease certain facilities and equipment under various capital lease arrangements. Depreciation of assets under capital leases is included in depreciation and amortization expense. Payments on capital leases are included in repayments of long-term debt, including current maturities in the consolidated statements of cash flows.

        The tables below summarize our capital lease activity:

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Assets acquired through capital leases	$12	8	28	202
Depreciation expense	93	73	20	51
Cash payments towards capital leases	77	59	18	45

	Successor
	December 31, 2012	December 31, 2011
Assets included in property, plant and equipment	$399	401
Accumulated depreciation	156	75

        The future annual minimum payments under capital lease arrangements as of December 31, 2012 were as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
2013	$88
2014	73
2015	43
2016	10
2017	6
2018 and thereafter	24

Total minimum payments	244
Less: amount representing interest and executory costs	(39)

Present value of minimum payments	205
Less: current portion	(75)

Long-term portion	$130

  Operating Leases

        We lease various equipment, office facilities, retail outlets, switching facilities and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. For the successor year ended December 31, 2012 and the successor nine months ended December 31, 2011, our gross rental expense was $249 million and $195 million, respectively. Also, gross rental expense was $80 million and $322 million for the predecessor three months ended March 31, 2011 and the predecessor year ended December 31, 2010, respectively. We also received sublease rental income for the same periods of $17 million, $17 million, $6 million and $25 million, respectively.

        At December 31, 2012, our future minimum payments under operating leases were as follows:

Future Minimum Payments
(Dollars in millions)
Operating leases:
2013	$177
2014	149
2015	124
2016	102
2017	94
2018 and thereafter	575

Total future minimum payments(1)	$1,221

(1)
Minimum payments have not been reduced by minimum sublease rentals of $106 million due in the future under non-cancelable subleases.

Purchase Obligations

        We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $341 million as of December 31, 2012. Of this amount, we expect to purchase $66 million in 2013, $99 million in 2014 through 2015, $82 million in 2016 through 2017 and $94 million in 2018 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed.

(17) Other Financial Information

Other Current Assets

        Other current assets reflected on our balance sheets consisted of the following:

	Other Current Assets
	December 31, 2012	December 31, 2011
	(Dollars in millions)
Prepaid expenses	$195	186
Other	125	79

Total other current assets	$320	265

(18) Labor Union Contracts

        Approximately 48%, or 12,000, of our employees are members of bargaining units represented by the Communications Workers of America and the International Brotherhood of Electrical Workers. These employees are subject to collective bargaining agreements that expired October 6, 2012. Our parent company, CenturyLink, is currently negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the unions have agreed to provide at least a twenty-four hour advance notice before terminating those predecessor agreements. Any strikes or other changes in our labor relations could have a significant impact on our business. If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed. To help mitigate this potential risk, we have established contingency plans in which we would assign trained, non-represented employees to cover jobs for represented employees in the event of a work stoppage to provide continuity for our customers.

(19) Dividends

        Our Board of Directors, declared the following cash and non-cash dividends during the successor years ended December 31, 2012 and December 31, 2011:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
June 2012(2)	June 2012	—	$550	September 2012
January 2012(1)	January 2012	—	$38	January 2012
September 2011(2)	September 2011	—	$500	$300 paid September 2011 $200 paid September 2012
July 2011(1)	July 2011	—	$42	July and December 2011
June 2011	June 2011	—	$28	June 2011

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

(20) Financial Statements of Guarantors

        QCII, QCF and QSC, guarantee the payment of certain of each other's registered debt securities. As of the successor date of December 31, 2012, each series of QCII's outstanding notes totaling approximately $849 million in aggregate principal amount is guaranteed on a senior unsecured basis by QCF and QSC (the "QCII Guaranteed Notes"). These notes are guaranteed through their respective maturity dates, the latest of which is in April 2018. In addition, each series of QCF's outstanding notes totaling approximately $1billion in aggregate principal amount is guaranteed on a senior unsecured basis by QCII (the "QCF Guaranteed Notes"). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2031. The guarantees described above are full and unconditional and joint and several. A significant amount of QCII's and QSC's income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries.

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

Allocations among Affiliates

        We allocate the costs of shared services among our affiliates. These services include marketing and advertising, IT, product and technical services as well as general support services. The allocation of these costs is based on estimated market values or FDC. Most of our affiliate services are priced by applying an FDC methodology. FDC rates are determined using salary rates, which include payroll taxes, employee benefits, facilities and overhead costs. Whenever possible, costs are directly assigned to the affiliate that uses the service. If costs cannot be directly assigned, they are allocated among all affiliates based on cost usage measures; or if no cost usage measure is available, these costs are allocated based on a general allocator. From time to time, we adjust the basis for allocating the costs of a shared service among our affiliates. Such changes in allocation methodologies are generally billed prospectively.

        Under our tax allocation policy, we treat our subsidiaries as if they were separate taxpayers. The policy requires that each subsidiary pay its tax liabilities in cash or settle its tax liabilities through a change in its general intercompany obligation based on that subsidiary's separate return taxable income. To the extent a subsidiary has taxable losses, the subsidiary does not pay any amount and therefore retains the benefit of the losses. Subsidiaries are also included in the combined state tax returns we file and the same payment and allocation policy applies.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2012
SUCCESSOR

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES:
Operating revenues	$—	—	10,889	—	10,889
Operating revenues—affiliates	—	4	467	(4)	467

Total operating revenues	—	4	11,356	(4)	11,356

OPERATING EXPENSES:
Cost of services and products (exclusive of depreciation and amortization)	—	(4)	4,818	—	4,814
Selling, general and administrative	8	2	1,707	—	1,717
Operating expenses—affiliates	—	—	603	(4)	599
Depreciation and amortization	62	—	2,886	—	2,948

Total operating expenses	70	(2)	10,014	(4)	10,078

OPERATING (LOSS) INCOME	(70)	6	1,342	—	1,278
OTHER INCOME (EXPENSE)
Interest expense	(99)	(68)	(444)	—	(611)
Interest expense—affiliates	(91)	(110)	(50)	107	(144)
Net loss on early retirement of debt	27	—	(50)	—	(23)
Income (loss) from equity investments in subsidiaries	528	219	—	(747)	—
Other income (expense)	—	106	5	(107)	4

Total other income (expense)	365	147	(539)	(747)	(774)

INCOME (LOSS) BEFORE INCOME TAX (BENEFIT) EXPENSE	295	153	803	(747)	504
Income tax (benefit) expense	(13)	(375)	584	—	196

NET INCOME (LOSS)	$308	528	219	(747)	308

COMPREHENSIVE INCOME	$(64)	528	219	(747)	(64)

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

 QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011
SUCCESSOR

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES:
Operating revenues	$—	—	8,276	—	8,276
Operating revenues—affiliates	—	20	76	(45)	51

Total operating revenues	—	20	8,352	(45)	8,327

OPERATING EXPENSES:
Cost of services and products (exclusive of depreciation and amortization)	—	—	3,523	—	3,523
Selling, general and administrative	13	20	1,708	—	1,741
Operating expenses—affiliates	—	—	171	(45)	126
Depreciation and amortization	61	—	2,333	—	2,394

Total operating expenses	74	20	7,735	(45)	7,784

OPERATING (LOSS) INCOME	(74)	—	617	—	543
OTHER INCOME (EXPENSE)
Interest expense	(131)	(53)	(302)	—	(486)
Interest expense—affiliates	(12)	(68)	1	79	—
Interest income—affiliates	—	79	—	(79)	—
Net loss on early retirement of debt	—	—	(8)	—	(8)
Income (loss) from equity investments in subsidiaries	223	(79)	—	(144)	—
Other income (expense)	1	3	(2)	—	2

Total other income (expense)	81	(118)	(311)	(144)	(492)

INCOME (LOSS) BEFORE INCOME TAX (BENEFIT) EXPENSE	7	(118)	306	(144)	51
Income tax (benefit) expense	(12)	(335)	379	—	32

NET INCOME (LOSS)	$19	217	(73)	(144)	19

COMPREHENSIVE INCOME	$(427)	217	(73)	(144)	(427)

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

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2010
PREDECESSOR

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES:
Operating revenues	$—	—	11,730	—	11,730
Operating revenues—affiliates	—	(1)	24	(23)	—

Total operating revenues	—	(1)	11,754	(23)	11,730

OPERATING EXPENSES:
Cost of services and products (exclusive of depreciation and amortization)	—	—	5,011	—	5,011
Selling, general and administrative	75	(2)	2,445	—	2,518
Operating expenses—affiliates	—	—	23	(23)	—
Depreciation and amortization	—	—	2,200	—	2,200

Total operating expenses	75	(2)	9,679	(23)	9,729

OPERATING INCOME	(75)	1	2,075	—	2,001
OTHER INCOME (EXPENSE)
Interest expense	(318)	(101)	(620)	—	(1,039)
Interest expense—affiliates	(1)	(292)	—	293	—
Interest income—affiliates	—	293	—	(293)	—
Net loss on early retirement of debt	(5)	(40)	—	—	(45)
Loss on embedded option in convertible debt	(475)	—	—	—	(475)
Income from equity investments in subsidiaries	755	602	—	(1,357)	—
Other income (expense)	—	8	—	—	8

Total other income (expense)	(44)	470	(620)	(1,357)	(1,551)

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(119)	471	1,455	(1,357)	450
Income tax (benefit) expense	(64)	(284)	853	—	505

NET (LOSS) INCOME	$(55)	755	602	(1,357)	(55)

COMPREHENSIVE INCOME	$62	755	598	(1,357)	58

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

 QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2012
SUCCESSOR

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11	59	17	—	87
Accounts receivable, less allowance	10	—	1,167	—	1,177
Advances to affiliates	—	938	223	(661)	500
Notes receivable—affiliates	—	1,413	—	(1,413)	—
Deferred income taxes, net	—	272	201	—	473
Other	8	—	321	(9)	320

Total current assets	29	2,682	1,929	(2,083)	2,557
Net property, plant and equipment	—	—	9,127	—	9,127
Goodwill	—	—	10,123	—	10,123
Customer relationships, net	—	—	5,822	—	5,822
Other intangible assets, net	64	—	1,213	—	1,277
Investments in subsidiaries	14,322	13,478	—	(27,800)	—
Deferred income taxes, net	1,336	931	—	(2,267)	—
Prepaid pension, post-retirement and other post-employment benefits—affiliate	1,697	—	—	(1,693)	4
Other	37	7	292	—	336

TOTAL ASSETS	$17,485	17,098	28,506	(33,843)	29,246

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	856	—	856
Current debt—affiliates	1,322	1,413	701	(1,413)	2,023
Accounts payable	—	1	695	(9)	687
Accounts payable—affiliates	661	—	—	(661)	—
Accrued expenses and other liabilities	178	57	689	—	924
Advance billings and customers deposits	—	—	452	—	452

Total current liabilities	2,161	1,471	3,393	(2,083)	4,942

LONG-TERM DEBT	849	1,008	6,915	—	8,772

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	—	—	192	—	192
Benefit plan obligations, net	3,699	—	—	—	3,699
Deferred income taxes	—	—	2,761	(2,267)	494
Other	152	27	344	—	523
Other—affiliates	—	270	1,423	(1,693)	—

Total deferred credits and other liabilities	3,851	297	4,720	(3,960)	4,908
Stockholder's equity	10,624	14,322	13,478	(27,800)	10,624

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,485	17,098	28,506	(33,843)	29,246

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

 QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2011
SUCCESSOR

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	40	8	—	48
Accounts receivable, less allowance	15	2	1,184	—	1,201
Accounts receivable—affiliates, net	211	336	36	(583)	—
Advances to affiliates	184	1,694	400	(1,536)	742
Deferred income taxes, net	—	438	121	—	559
Other	—	19	259	(13)	265

Total current assets	410	2,529	2,008	(2,132)	2,815
Net property, plant and equipment	—	—	9,461	—	9,461
Goodwill	—	—	10,123	—	10,123
Customer relationships, net	—	—	6,788	—	6,788
Other intangible assets, net	126	—	1,461	—	1,587
Investments in subsidiaries	14,856	13,999	—	(28,855)	—
Deferred income taxes, net	1,102	1,390	117	(2,609)	—
Prepaid pension, post-retirement and other post-employment benefits—affiliate	2,851	76	955	(3,882)	—
Other	36	7	338	—	381

TOTAL ASSETS	$19,381	18,001	31,251	(37,478)	31,155

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	117	—	117
Current debt—affiliates	122	1,413	—	(1,535)	—
Accounts payable	4	19	950	—	973
Accounts payable—affiliates, net	360	42	23	(31)	394
Dividends payable—affiliates	200	—	310	(310)	200
Accrued expenses and other liabilities	272	40	700	(1)	1,011
Accrued expenses and other—affiliates	1	62	192	(255)	—
Advance billings and customers deposits	—	—	400	—	400

Total current liabilities	959	1,576	2,692	(2,132)	3,095

LONG-TERM DEBT	2,767	1,009	8,403	—	12,179

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue	—	—	110	—	110
Benefit plan obligations, net	3,198	—	—	—	3,198
Pension, post-retirement and other post-employment benefits obligations and other—affiliates	1,031	344	2,507	(3,882)	—
Deferred income taxes, net	—	223	3,016	(2,609)	630
Other	150	31	486	—	667

Total deferred credits and other liabilities	4,379	598	6,119	(6,491)	4,605
STOCKHOLDER'S EQUITY	11,276	14,818	14,037	(28,855)	11,276

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$19,381	18,001	31,251	(37,478)	31,155

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

 QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2012
SUCCESSOR

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(593)	756	2,656	(13)	2,806
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	—	—	(1,589)	—	(1,589)
Changes in advances to affiliates	395	(820)	(714)	1,381	242
Dividends received from subsidiaries	1,025	1,150	—	(2,175)	—
Proceeds from sale of property, plant and equipment	—	—	133	—	133

Net cash provided by (used in) investing activities	1,420	330	(2,170)	(794)	(1,214)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	—	896	—	896
Payments of long-term debt	(1,851)	—	(1,484)	—	(3,335)
Early retirement of debt costs	(22)	—	(178)	—	(200)
Dividends paid to CenturyLink, Inc.	(750)	(1,025)	(1,150)	2,175	(750)
Changes in notes payable—affiliate	1,322	—	701	—	2,023
Changes in accounts payable—affiliates	485	(42)	738	(1,368)	(187)

Net cash used in financing activities	(816)	(1,067)	(477)	807	(1,553)

Net increase in cash and cash equivalents	11	19	9	—	39
Cash and cash equivalents at beginning of period	—	40	8	—	48

Cash and cash equivalents at end of period	$11	59	17	—	87

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2011
SUCCESSOR

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(171)	316	2,007	—	2,152
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	—	—	(1,207)	—	(1,207)
Changes in advances to affiliates	(184)	(277)	(240)	38	(663)
Dividends received from subsidiaries	770	990	—	(1,760)	—
Cash infusion to subsidiaries	—	(555)	—	555	—
Other, net	—	—	2	—	2

Net cash provided by (used in) investing activities	586	158	(1,445)	(1,167)	(1,868)

FINANCING ACTIVITIES
Net proceeds from (repayments of) short-term affiliate debt	(115)	153	—	(38)	—
Net proceeds from issuance of long-term debt	—	—	2,126	—	2,126
Payments of long-term debt	—	—	(2,402)	—	(2,402)
Early retirement of debt costs	—	—	(66)	—	(66)
Cash infusion from parent	—	—	555	(555)	—
Dividends paid to parent	(300)	(770)	(990)	1,760	(300)
Other	—	—	(18)	—	(18)

Net cash used in financing activities	(415)	(617)	(795)	1,167	(660)

Net (decrease) increase in cash and cash equivalents	—	(143)	(233)	—	(376)
Cash and cash equivalents at beginning of period	—	183	241	—	424

Cash and cash equivalents at end of the period	$—	40	8	—	48

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

 QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011
PREDECESSOR

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash provided by (used in) operating activities	$7	(62)	828	4	777
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	—	—	(410)	—	(410)
Changes in advances to affiliates	—	180	1	(181)	—
Dividends received from subsidiaries	—	590	—	(590)	—
Changes in interest in investments managed by QSC	—	(3)	3	—	—
Cash infusion to subsidiaries	—	(191)	—	191	—
Other, net	—	—	2	—	2

Net cash provided by (used in) investing activities	—	576	(404)	(580)	(408)

FINANCING ACTIVITIES
Net proceeds from (repayments of) short-term affiliate debt	119	(300)	—	181	—
Payments of long-term debt	—	(179)	(24)	—	(203)
Cash infusion from parent	—	—	191	(191)	—
Dividends paid	(141)	—	—	—	(141)
Dividends paid to parent	—	—	(590)	590	—
Net proceeds from issuance of common stock	14	—	—	—	14
Other, net	1	—	16	(4)	13

Net cash used in financing activities	(7)	(479)	(407)	576	(317)

Net increase in cash and cash equivalents	—	35	17	—	52
Cash and cash equivalents at beginning of period	—	148	224	—	372

Cash and cash equivalents at end of the period	$—	183	241	—	424

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

 QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2010
PREDECESSOR

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(358)	514	3,106	105	3,367
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	—	—	(1,488)	—	(1,488)
Changes in advances to affiliates	—	3,254	3	(3,257)	—
Dividends received from subsidiaries	2,320	2,611	—	(4,931)	—
Proceeds from sales or maturities of investment securities	—	943	—	—	943
Purchase of investment securities	—	(944)	—	—	(944)
Changes in interest in investments managed by QSC	10	7	(17)	—	—
Cash infusion to subsidiaries	—	(577)	—	577	—
Other, net	—	—	1	—	1

Net cash provided by (used in) investing activities	2,330	5,294	(1,501)	(7,611)	(1,488)

FINANCING ACTIVITIES
Net proceeds from (repayments of) short-term affiliate debt	5	(3,262)	—	3,257	—
Net proceeds from issuance of long-term debt	775	—	—	—	775
Payments of long-term debt	(1,790)	(1,025)	(564)	—	(3,379)
Early retirement of debt costs	(1)	(40)	—	—	(41)
Cash infusion from parent	—	—	577	(577)	—
Dividends Paid	(555)	—	—	—	(555)
Dividends paid to parent	—	(2,320)	(2,611)	4,931	—
Net proceeds from issuance of common stock	67	—	—	—	67
Purchase of treasury stock	(136)	—	—	—	(136)
Settlement of embedded option in convertible debt	(640)	—	—	—	(640)
Other, net	109	—	(8)	(105)	(4)

Net cash used in financing activities	(2,166)	(6,647)	(2,606)	7,506	(3,913)

Net (decrease) increase in cash and cash equivalents	(194)	(839)	(1,001)	—	(2,034)
Cash and cash equivalents at beginning of period	194	987	1,225	—	2,406

Cash and cash equivalents at end of period	$—	148	224	—	372

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

        There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fees Paid to the Independent Registered Public Accounting Firm

        We first engaged KPMG LLP to be our independent registered public accounting firm in May 2002. The aggregate fees billed to us for the years ended December 31, 2012 and 2011 for professional accounting services, including KPMG's audit of our annual consolidated financial statements, are set forth in the table below.

	Year Ended December 31, 2012	Year Ended December 31, 2011
	(Dollars in thousands)
Audit fees	$3,120	4,500
Audit-related fees	131	204
Tax fees	25	46

Total fees	$3,276	4,750

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
a.
Revolving Promissory Note, dated as of April 18, 2012, pursuant to which Qwest Corporation may borrow from an affiliate of CenturyLink, Inc. up to $1.0 billion on a revolving basis (incorporated by reference to
Exhibit 4.7(b) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No 001- 07784) filed with the Securities and Exchange Commission on August 9, 2012).
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
101*
Financial statements from the Annual Report on Form 10-K of Qwest Communications International Inc. for the period ended December 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholder's Equity (Deficit) and (vi) the Notes to the Consolidated Financial Statements.

*
Exhibit filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2013.

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