Form 10-Q
period 2013-03-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2013-05-15
CIK 1037949

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        On May 15, 2013, there were 1,000 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$2,661	2,725
Operating revenues—affiliates	135	114

Total operating revenues	2,796	2,839

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,107	1,175
Selling, general and administrative	438	484
Operating expenses—affiliates	174	149
Depreciation and amortization	682	741

Total operating expenses	2,401	2,549

OPERATING INCOME	395	290
OTHER INCOME (EXPENSE)
Interest expense	(141)	(170)
Interest expense—affiliates	(65)	(4)
Net gain on early retirement of debt	—	8
Other income	6	1

Total other income (expense)	(200)	(165)

INCOME BEFORE INCOME TAX EXPENSE	195	125
Income tax expense	78	48

NET INCOME	$117	77

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
NET INCOME	$117	77

OTHER COMPREHENSIVE INCOME:
Defined benefit pension and post-retirement plans, net of $— and $— tax	1	—

COMPREHENSIVE INCOME	$118	77

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2013	December 31, 2012
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$61	87
Accounts receivable, less allowance of $70 and $76	1,200	1,177
Advances to affiliates	1,527	500
Deferred income taxes, net	469	473
Other	363	320

Total current assets	3,620	2,557

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	12,057	11,765
Accumulated depreciation	(2,973)	(2,638)

Net property, plant and equipment	9,084	9,127

GOODWILL AND OTHER ASSETS
Goodwill	10,123	10,123
Customer relationships, less accumulated amortization of $1,970 and $1,736	5,588	5,822
Other intangible assets, less accumulated amortization of $888 and $828	1,211	1,277
Other	336	340

Total goodwill and other assets	17,258	17,562

TOTAL ASSETS	$29,962	29,246

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$842	856
Accounts payable	706	687
Notes payable—affiliates	2,611	2,023
Dividends payable—CenturyLink, Inc.	—	—
Accrued expenses and other liabilities
Salaries and benefits	380	450
Income and other taxes	288	260
Interest	173	128
Other	107	86
Advance billings and customer deposits	449	452

Total current liabilities	5,556	4,942

LONG-TERM DEBT	8,731	8,772

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue	197	192
Benefit plan obligations, net	3,666	3,699
Deferred income taxes, net	559	494
Other	511	523

Total deferred credits and other liabilities	4,933	4,908

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDER'S EQUITY
Common stock—$0.01 par value, 1,000 shares authorized; 1,000 shares issued, owned by CenturyLink, Inc.	—	—
Additional paid-in capital	12,273	12,273
Accumulated other comprehensive loss	(817)	(818)
Accumulated deficit	(714)	(831)

Total stockholder's equity	10,742	10,624

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$29,962	29,246

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$117	77
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	682	741
Deferred income taxes	67	47
Provision for uncollectible accounts	15	25
Long-term debt (premium) discount amortization	(17)	(28)
Net (gain) on early retirement of debt	—	(8)
Changes in current assets and current liabilities:
Accounts receivable	(38)	(9)
Accounts payable	27	(123)
Accounts receivable and payable—affiliates, net	—	(307)
Accrued income and other taxes	48	41
Other current assets and other current liabilities, net	(49)	70
Retirement benefits	(30)	(52)
Changes in other noncurrent assets and liabilities	(3)	5
Other, net	—	(2)

Net cash provided by operating activities	819	477

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(347)	(426)
Changes in advances to affiliates	(1,027)	742

Net cash (used in) provided by investing activities	(1,374)	316

FINANCING ACTIVITIES
Payments of long-term debt	(38)	(840)
Changes in notes payable—affiliate	588	(122)
Changes in advances from affiliates	(21)	170

Net cash provided by (used in) financing activities	529	(792)

Net (decrease) increase in cash and cash equivalents	(26)	1
Cash and cash equivalents at beginning of period	87	48

Cash and cash equivalents at end of period	$61	49

Supplemental cash flow information:
Income taxes (paid) refunded, net	$(33)	—
Interest (paid) (net of capitalized interest of $5 and $4)	$(142)	(165)

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$—	—

Balance at end of period	—	—

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	12,273	12,273
Share-based compensation and other, net	—	—

Balance at end of period	12,273	12,273

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(818)	(446)
Other comprehensive income (loss)	1	—

Balance at end of period	(817)	(446)

ACCUMULATED DEFICIT
Balance at beginning of period	(831)	(551)
Net income	117	77
Dividends declared to CenturyLink, Inc.	—	(38)

Balance at end of period	(714)	(512)

TOTAL STOCKHOLDER'S EQUITY	$10,742	11,315

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

        Unless the context requires otherwise, references in this report to "QCII" refer to Qwest Communications International Inc. on a stand-alone basis, and references to "Qwest," "we," "us" and "our" refer to Qwest Communications International Inc. and its consolidated subsidiaries.

(1)   Basis of Presentation

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local and long-distance, network access, private line (including special access), broadband, Ethernet, data, managed hosting, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers. We are a wholly-owned subsidiary of CenturyLink, Inc., ("CenturyLink") which acquired us on April 1, 2011.

        We generate the majority of our revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

        Our consolidated balance sheet as of December 31, 2012, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations for the first three months of the year are not necessarily indicative of the consolidated results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

        The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

(2)   Long-Term Debt and Revolving Promissory Notes

        Long-term debt, including unamortized discounts and premiums, is as follows:

	Interest Rates	Maturities	March 31, 2013	December 31, 2012
			(Dollars in millions)
Qwest Communications International Inc.
Senior Notes	7.125%	2018	$800	800
Unamortized premiums			47	49
Qwest Capital Funding
Senior notes	6.500% - 7.750%	2018 - 2031	981	981
Unamortized premiums, net			26	27
Qwest Corporation
Senior notes(1)	3.530% - 8.375%	2013 - 2052	7,386	7,386
Capital lease and other obligations	Various	Various	89	113
Unamortized premiums, net			112	127
Qwest Communications Company, LLC
Capital lease and other obligations	Various	Various	132	145

Total long-term debt			9,573	9,628
Less current maturities			(842)	(856)

Long-term debt, excluding current maturities			$8,731	8,772

(1)
The $750 million of Qwest Corporation Notes due 2013 are floating rate notes, with rates that reset every three months. As of the most recent measurement date of March 15, 2013, the rate for these notes was 3.530%, which is included in the range of rates stated above.

Revolving Promissory Notes

        We have a revolving promissory note with an affiliate of CenturyLink that provides us with a funding commitment with an aggregate principle amount available of $3.0 billion through June 30, 2022, of which $1.9 billion was outstanding as of March 31, 2013. As of March 31, 2013, the weighted average interest rate under this note was 6.553%. This revolving promissory note and accrued interest thereon is reflected on our consolidated balance sheets as a current liability under Notes payable—affiliates.

        Qwest Corporation ("QC") has a revolving promissory note with an affiliate of CenturyLink that provides QC with a funding commitment with an aggregate principle amount available of $1.0 billion through June 30, 2022, of which $707 million was outstanding as of March 31, 2013. As of March 31, 2013, the weighted average interest rate under this note was 6.553%. This revolving promissory note and accrued interest thereon is reflected on our consolidated balance sheets as a current liability under Notes payable—affiliates.

Covenants

        As of March 31, 2013, we believe we were in compliance with the provisions and covenants of our debt agreements.

Subsequent Event

        On May 14, 2013, QC agreed to sell $750 million aggregate principal amount of 6.125% Notes due 2053. QC also granted the underwriters of this offering an option to acquire up to an additional $25 million principal amount of these notes to cover over-allotments. The closing of this offering is expected to occur on May 23, 2013. QC intends to use the net proceeds from this offering, together with available cash, to retire at maturity all $750 million aggregate principal amount of QC's outstanding Floating Rate Note due June 15, 2013, including accrued and unpaid interest thereon.

(3)   Severance and Leased Real Estate

        Periodically, we have reductions in our workforce and have accrued liabilities for related severance costs. These workforce reductions resulted primarily from the progression or completion of our integration plans related to CenturyLink's acquisition of us, increased competitive pressures and reduced workload demands due to the loss of access lines.

        We report severance liabilities within accrued expenses and other liabilities-salaries and benefits in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations.

        We report the current portion of liabilities for real estate leases that we have ceased using in accrued expenses and other liabilities—other and report the noncurrent portion in deferred credits and other liabilities—other in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At March 31, 2013, the current and noncurrent portions of our leased real estate accrual were $19 million and $106 million, respectively. The remaining lease terms range from 0.3 to 12.8 years, with a weighted average of 8.9 years.

        Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2012	$7	131
Accrued to expense	3	—
Payments, net	(5)	(4)
Reversals and adjustments	—	(2)

Balance at March 31, 2013	$5	125

(4)   Employee Benefits

        Net periodic pension benefit (income) expense included the following components:

	Pension Plans
	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Service cost	$16	15
Interest cost	84	97
Expected return on plan assets	(149)	(144)

Total net periodic pension benefit income	$(49)	(32)

        Net periodic post-retirement benefit expense (income) included the following components:

	Post-Retirement Benefit Plans
	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Service cost	$3	2
Interest cost	29	37
Expected return on plan assets	(9)	(10)
Recognized net actuarial loss	1	—

Total net periodic post-retirement benefit expense	$24	29

        We report net periodic benefit (income) expense for our qualified pension, non-qualified pension and post-retirement benefit plans expense in cost of services and products and selling, general and administrative expenses on our consolidated statements of operations.

(5)   Fair Value Disclosure

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

        The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease obligations, as well as the input level used to determine the fair values:

		March 31, 2013		December 31, 2012
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease obligations	2	$9,352	9,781	9,370	9,909

(6)   Products and Services Revenues

        We are an integrated communications company engaged primarily in providing an array of communications services, including local and long-distance, network access, private line (including special access), broadband, Ethernet, data, managed hosting, wireless and video services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. We categorize our products and services revenues into the following four categories:

  •
  Strategic services, which include primarily private line (including special access), broadband, Multi-Protocol Label Switching ("MPLS") (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), Ethernet hosting, video (including resold satellite video services), Voice over Internet Protocol ("VoIP") and Verizon Wireless services;

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

        Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Strategic services	$1,278	1,222
Legacy services	1,150	1,258
Data integration	110	116
Affiliates and other services	258	243

Total operating revenues	$2,796	2,839

        We do not have any single external customer that provides more than 10% of our total revenue. Substantially all of our revenue comes from customers located in the United States.

        Affiliates and other services revenues include revenues from Universal Service Funds which allow us to recover a portion of our costs under federal and state cost recovery mechanisms and certain surcharges to our customers, including billings for our required contributions to several USF programs.

        The table below presents the aggregate USF surcharges recognized on a gross basis:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
USF and surcharges included in operating revenues and expenses	$96	100

        Our operations are integrated into and reported as part of the segments of CenturyLink. CenturyLink's chief operating decision maker ("CODM") is our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we have one reportable segment.

(7)   Commitments and Contingencies

        In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent.

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

KPNQwest Litigation/Investigation

        On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which we were a major shareholder) filed a lawsuit in the District Court of Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. We and Koninklijke KPN N.V. ("KPN") are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with us. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $5.4 billion based on the exchange rate on March 31, 2013), plus statutory interest. Two lawsuits asserting similar claims were previously filed against Qwest and others in federal courts in New Jersey in 2004 and Colorado in 2009; those courts dismissed the lawsuits without prejudice on the grounds that the claims should not be litigated in the United States.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against us, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with us. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $281 million based on the exchange rate on March 31, 2013). On April 25, 2012, the court issued its judgment denying the claims asserted by Cargill and Citibank in their lawsuit. Cargill and Citibank are appealing that decision.

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

        From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, various tax issues, environmental law issues, grievance hearings before labor regulatory agencies and miscellaneous third party tort actions. The outcome of these other proceedings is not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and insurance coverage, will have a material adverse effect on our financial position, results of operations or cash flows.

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

(8)   Other Financial Information

        Other current assets reflected on our consolidated balance sheets consisted of the following:

	Other Current Assets
	March 31, 2013	December 31, 2012
	(Dollars in millions)
Prepaid expenses	$209	195
Other	154	125

Total other current assets	$363	320

(9)   Labor Union Contracts

        Approximately half or 12,000 of our employees are members of bargaining units represented by the Communications Workers of America and the International Brotherhood of Electrical Workers. These employees are subject to collective bargaining agreements that expired October 6, 2012. Since then, our parent company, CenturyLink, has been negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the unions have agreed to provide us with at least twenty-four hour advance notice before terminating those predecessor agreements. Any strikes or other changes in our labor relations could have a significant impact on our business. If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed. To help mitigate this potential risk, we have established contingency plans in which we would assign trained, non-represented employees to cover jobs for represented employees in the event of a work stoppage to provide continuity for our customers.

(10) Financial Statements of Guarantors

        QCII, our wholly owned subsidiary, Qwest Capital Funding, Inc ("QCF") and Qwest Service Company ("QSC"), both of which are our wholly-owned subsidiaries, guarantee the payment of certain of each other's registered debt securities. As of March 31, 2013, each series of QCII's outstanding notes totaling $800 million in aggregate principal amount is guaranteed on a senior unsecured basis by QCF and QSC (the "QCII Guaranteed Notes"). These notes are guaranteed through their respective maturity dates, the latest of which is in April 2018. In addition, each series of QCF's outstanding notes totaling $981 million in aggregate principal amount is guaranteed on a senior unsecured basis by QCII (the "QCF Guaranteed Notes"). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2031. The guarantees described above are full and unconditional and joint and several. A significant amount of QCII's and QSC's income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries.

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

Allocations among Affiliates

        We allocate the costs of shared services among our affiliates. These services include marketing and advertising, IT, product and technical services as well as general support services. The allocation of these costs is based on estimated market values or fully distributed cost ("FDC"). Most of our affiliate services are priced by applying an FDC methodology. FDC rates are determined using salary rates, which include payroll taxes, employee benefits, facilities and overhead costs. Whenever possible, costs are directly assigned to the affiliate that uses the service. If costs cannot be directly assigned, they are allocated among all affiliates based on various cost usage measures; or if no cost usage measure is available, these costs are allocated based on a general allocator. From time to time, we adjust the basis for allocating the costs of a shared service among our affiliates. Such changes in allocation methodologies are generally billed prospectively.

        Under our tax allocation policy, we treat our subsidiaries as if they were separate taxpayers. The policy requires that each subsidiary pay its tax liabilities in cash or settle its tax liabilities through a change in its general intercompany obligation based on that subsidiary's separate return taxable income. To the extent a subsidiary has taxable losses, the subsidiary does not pay any amount and therefore retains the benefit of the losses, which are subject to valuation allowances to the extent it is not anticipated that the subsidiary will have sufficient future taxable income to utilize the losses. Subsidiaries are also included in the combined state tax returns we file and the same payment and allocation policy applies.

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

Out-of-Period Adjustment

        In conjunction with finalizing our 2012 Annual Report on Form 10-K, we discovered that certain transactions with affiliates had been presented incorrectly in our consolidating statements of cash flows for the period ended March 31, 2012. We considered both quantitative and qualitative factors in reaching the conclusion that the correction of the error was immaterial to our previously issued financial statements. Correcting this error affected certain entities included in our consolidating statements of cash flows but did not affect our consolidated statement of cash flows.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES:
Operating revenues	$—	1	2,660	—	2,661
Operating revenues—affiliates	—	(6)	135	6	135

Total operating revenues	—	(5)	2,795	6	2,796

OPERATING EXPENSES:
Cost of services and products (exclusive of depreciation and amortization)	—	5	1,102	—	1,107
Selling, general and administrative	19	(4)	423	—	438
Operating expenses—affiliates	—	—	168	6	174
Depreciation and amortization	12	—	670	—	682

Total operating expenses	31	1	2,363	6	2,401

OPERATING (LOSS) INCOME	(31)	(6)	432	—	395
OTHER INCOME (EXPENSE)
Interest expense	(13)	(17)	(111)	—	(141)
Interest expense—affiliates	(36)	(27)	(28)	26	(65)
Interest income—affiliates	—	—	—	—	—
Income from equity investments in subsidiaries	184	116	—	(300)	—
Other income	5	26	1	(26)	6

Total other income (expense)	140	98	(138)	(300)	(200)

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	109	92	294	(300)	195
Income tax (benefit) expense	(8)	(92)	178	—	78

NET INCOME	$117	184	116	(300)	117

COMPREHENSIVE INCOME	$118	184	116	(300)	118

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)
QSC is a guarantor of the QCII Guaranteed Notes.
(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES:
Operating revenues	$—	—	2,725	—	2,725
Operating revenues—affiliates	—	2	114	(2)	114

Total operating revenues	—	2	2,839	(2)	2,839

OPERATING EXPENSES:
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,175	—	1,175
Selling, general and administrative	2	2	480	—	484
Operating expenses—affiliates	—	—	151	(2)	149
Depreciation and amortization	18	—	723	—	741

Total operating expenses	20	2	2,529	(2)	2,549

OPERATING (LOSS) INCOME	(20)	—	310	—	290
OTHER INCOME (EXPENSE)
Interest expense	(39)	(18)	(113)	—	(170)
Interest expense—affiliates	(1)	(26)	(3)	26	(4)
Interest income—affiliates	—	26		(26)	—
Net gain (loss) on early retirement of debt	8	—	—	—	8
Income from equity investments in subsidiaries	126	45	—	(171)	—
Other income (expense)	—	—	1	—	1

Total other income (expense)	94	27	(115)	(171)	(165)

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	74	27	195	(171)	125
Income tax expense (benefit)	(3)	(99)	150	—	48

NET INCOME	$77	126	45	(171)	77

COMPREHENSIVE INCOME	$77	126	45	(171)	77

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)
QSC is a guarantor of the QCII Guaranteed Notes.
(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATING BALANCE SHEETS
MARCH 31, 2013
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12	27	22	—	61
Accounts receivable, less allowance	27	—	1,173	—	1,200
Accounts receivable—affiliates, net	—	—	—	—	—
Notes receivable—affiliates	—	1,413	—	(1,413)	—
Advances to affiliates	—	1,325	210	(8)	1,527
Deferred income taxes, net	—	320	149	—	469
Other	—	—	363	—	363

Total current assets	39	3,085	1,917	(1,421)	3,620
Net property, plant and equipment	—	—	9,084	—	9,084
Goodwill	—	—	10,123	—	10,123
Customer relationships, net	—	—	5,588	—	5,588
Other intangible assets, net	51	—	1,160	—	1,211
Investments in subsidiaries	14,404	13,295	—	(27,699)	—
Deferred income taxes, net	1,339	757	—	(2,096)	—
Prepaid pension, post-retirement and other post-employment benefits—affiliate	1,659	—	—	(1,655)	4
Other	37	7	288	—	332

TOTAL ASSETS	$17,529	17,144	28,160	(32,871)	29,962

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	842	—	842
Notes payable—affiliates	1,894	1,413	717	(1,413)	2,611
Accounts payable	16	—	690	—	706
Accounts payable—affiliates	8	—	—	(8)	—
Dividends payable—affiliates	—	—	—	—	—
Accrued expenses and other liabilities	200	17	731	—	948
Advance billings and customers deposits	—	—	449	—	449

Total current liabilities	2,118	1,430	3,429	(1,421)	5,556

LONG-TERM DEBT	848	1,007	6,876	—	8,731

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	—	—	197	—	197
Benefit plan obligations, net	3,666	—	—	—	3,666
Pension, post-retirement and other post-employment benefits obligations and other—affiliates	—	274	1,381	(1,655)	—
Deferred income taxes	—	—	2,655	(2,096)	559
Other	155	29	327	—	511

Total deferred credits and other liabilities	3,821	303	4,560	(3,751)	4,933
Stockholder's equity	10,742	14,404	13,295	(27,699)	10,742

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,529	17,144	28,160	(32,871)	29,962

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)
QSC is a guarantor of the QCII Guaranteed Notes.
(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2012
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11	59	17	—	87
Accounts receivable, less allowance	10	—	1,167	—	1,177
Advances to affiliates	—	938	223	(661)	500
Notes receivable—affiliates	—	1,413	—	(1,413)	—
Deferred income taxes, net	—	272	201	—	473
Other	8	—	321	(9)	320

Total current assets	29	2,682	1,929	(2,083)	2,557
Net property, plant and equipment	—	—	9,127	—	9,127
Goodwill	—	—	10,123	—	10,123
Customer relationships, net	—	—	5,822	—	5,822
Other intangible assets, net	64	—	1,213	—	1,277
Investments in subsidiaries	14,322	13,478	—	(27,800)	—
Deferred income taxes, net	1,336	931	—	(2,267)	—
Prepaid pension, post-retirement and other post-employment benefits—affiliate	1,697	—	—	(1,693)	4
Other	37	7	292	—	336

TOTAL ASSETS	$17,485	17,098	28,506	(33,843)	29,246

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	856	—	856
Notes payable—affiliates	1,322	1,413	701	(1,413)	2,023
Accounts payable	—	1	695	(9)	687
Accounts payable—affiliates	661	—	—	(661)	—
Dividends payable—affiliates	—	—	—	—	—
Accrued expenses and other liabilities	178	57	689	—	924
Advance billings and customers deposits	—	—	452	—	452

Total current liabilities	2,161	1,471	3,393	(2,083)	4,942

LONG-TERM DEBT	849	1,008	6,915	—	8,772

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	—	—	192	—	192
Benefit plan obligations, net	3,699	—	—	—	3,699
Deferred income taxes	—	—	2,761	(2,267)	494
Other	152	27	344	—	523
Other—affiliates	—	270	1,423	(1,693)	—

Total deferred credits and other liabilities	3,851	297	4,720	(3,960)	4,908
Stockholder's equity	10,624	14,322	13,478	(27,800)	10,624

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,485	17,098	28,506	(33,843)	29,246

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)
QSC is a guarantor of the QCII Guaranteed Notes.
(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(28)	185	661	1	819
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	—	—	(347)	—	(347)
Changes in advances to affiliates	100	(87)	13	(1,053)	(1,027)
Other, net	—	—	—	—	—

Net cash provided by (used in) investing activities	100	(87)	(334)	(1,053)	(1,374)

FINANCING ACTIVITIES
Payments of long-term debt	—	—	(38)	—	(38)
Changes in notes payable—affiliates	572	(18)	16	18	588
Changes in advances from affiliates	(643)	(112)	(300)	1,034	(21)

Net cash provided by (used in) financing activities	(71)	(130)	(322)	1,052	529

Net (decrease) increase in cash and cash equivalents	1	(32)	5	—	(26)
Cash and cash equivalents at beginning of period	11	59	17	—	87

Cash and cash equivalents at end of the period	$12	27	22	—	61

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)
QSC is a guarantor of the QCII Guaranteed Notes.
(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash provided by (used in) operating activities	$(386)	187	689	(13)	477
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	—	—	(426)	—	(426)
Changes in advances to affiliates-notes	184	280	278	—	742
Changes in advances to affiliates-accounts	—	(468)	(823)	1,291	—

Net cash provided by (used in) investing activities	184	(188)	(971)	1,291	316

FINANCING ACTIVITIES
Payments of long-term debt	(800)	—	(40)	—	(840)
Net proceeds from (repayments of) affiliate notes	(123)	—	324	(323)	(122)
Net proceeds from (repayments of) affiliate accounts	1,125	—	—	(955)	170

Net cash provided by (used in) financing activities	202	—	284	(1,278)	(792)

Net (decrease) increase in cash and cash equivalents	—	(1)	2	—	1
Cash and cash equivalents at beginning of period	—	40	8	—	48

Cash and cash equivalents at end of the period	$—	39	10	—	49

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)
QSC is a guarantor of the QCII Guaranteed Notes.
(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Unless the context requires otherwise, references in this report to "QCII" refer to Qwest Communications International Inc. on a stand-alone basis, and references to "Qwest," "we," "us" and "our" refer to Qwest Communications International Inc. and its consolidated subsidiaries.

        All references to "Notes" in this Item 2 refer to the Notes to Consolidated Financial Statements included in Item 1 of this quarterly report.

        Certain statements in this report constitute forward-looking statements. See the last paragraph of this Item 2 and "Risk Factors" in Item 1A of Part II of this report for a discussion of certain factors that could cause our actual results to differ from our anticipated results or otherwise impact our business, financial condition, results of operations, liquidity or prospects.

Overview

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2012, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. We are a wholly-owned subsidiary of CenturyLink, Inc., ("CenturyLink") which acquired us on April 1, 2011.

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local and long-distance, network access, private line (including special access), broadband, Ethernet, data, managed hosting, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.

        We generate the majority of our revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

        Our operations are integrated into and reported as part of the segments of CenturyLink. CenturyLink's chief operating decision maker ("CODM") is our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission ("SEC"). Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we have one reportable segment.

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

        As of March 31, 2013, we served approximately 3.4 million broadband subscribers. We also operated approximately 8.0 million access lines, which are telephone lines reaching from the customers' premises to a connection with the public switched telephone network. Our methodology for counting our subscribers and access lines includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. We count access lines when we install the service. Our methodology for counting our access lines may not be comparable to those of other companies.

        Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business.

Business Trends

        Our financial results have been impacted by several significant trends, including those described below.

  •
  Strategic services.  We continue to see shifts in the makeup of our total revenues as customers move to strategic services, such as private line (including special access), broadband and video services, from legacy services, such as local and access services. Revenues from our strategic services represented 46% and 43% of our total revenues for the three months ended March 31, 2013 and March 31, 2012, respectively, and we expect that this percentage will continue to grow. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. We believe that continually increasing connection speeds is important to remaining competitive in our industry. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services than would otherwise generally be available through a more traditional telecommunications network made up of only copper wires. In addition to our broadband network, we continue to expand our product offerings, including Ethernet and MPLS, and enhance our marketing efforts as we compete in a maturing market in which most consumers already have broadband services. We expect these efforts will improve our ability to compete and increase our broadband revenues. Another trend impacting our strategic services is the deployment of fiber-based special access services provided to wireless carriers, which in many cases replaces existing copper-based special access services. We believe the growth in fiber-based special access services provided to wireless carriers for backhaul will, ultimately, offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration is uncertain;

  •
  Legacy services.  Revenues from our legacy services represented 41% and 44% of our total revenues for the three months ended March 31, 2013 and March 31, 2012, respectively, and we expect that this percentage will continue to decline. Our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenues associated with access lines, we continue to offer service bundling and other product promotions to help mitigate this trend, as described below;

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

  •
  Operating efficiencies.  We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions; and

  •
  Pension and post-retirement benefits expenses.  We are required to recognize in our consolidated financial statements certain expenses relating to our pension and post-retirement health care and life insurance benefits plans. These expenses are calculated based on several assumptions, including among other things interest rates and expected rates of return on plan assets that are generally set at December 31 of each year. Changes in these assumptions can cause significant changes in the combined net periodic benefits expenses we recognize. We allocate the expenses of these plans to certain of our other affiliates. The allocation of expenses is based upon the demographics of employees and retirees at our affiliates. Changes in our assumptions can cause significant changes in the net periodic pension and post-retirement benefits expenses we recognize.

        While these trends are important to understanding and evaluating our financial results, the other transactions, additional events, uncertainties and trends discussed in "Risk Factors" in Item 1A of Part II of this report may also materially impact our business operations and financial results.

Results of Operations

        The following table summarizes the results of our consolidated operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Operating revenues	$2,796	2,839
Operating expenses	2,401	2,549

Operating income	395	290
Other income (expense)	(200)	(165)
Income tax expense	78	48

Net income	$117	77

Employees (as of March 31)	23,266	26,151

        The following table summarizes certain of our selected operational metrics:

	Three Months Ended March 31,
	2013	2012	Increase/ (Decrease)	% Change
	(in thousands)
Broadband subscribers	3,367	3,238	129	4%
Access lines	7,954	8,413	(459)	(5)%

        During the second quarter of 2012, we updated our methodology for counting broadband subscribers to better align with the methodology used by our parent company, CenturyLink. We have restated our previously reported amounts to reflect this change. For additional information on our counting methodologies, see "Overview" above.

Operating Revenues

        The following table summarizes our operating revenues:

	Three Months Ended March 31,
			Increase/ (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Strategic services	$1,278	1,222	56	5%
Legacy services	1,150	1,258	(105)	(9)%
Data integration	110	116	(6)	(5)%
Affiliates and other services	258	243	15	6%

Total operating revenues	$2,796	2,839	(43)	(2)%

  Strategic Services

        Strategic services revenues increased primarily due to volume increases in the number of broadband subscribers as well as volume increases in our Ethernet and MPLS services. These increases were partially offset by declines in our private line services revenues.

  Legacy Services

        Legacy services revenues decreased as a result of lower local and long-distance services revenues due to access line loss and reduced access services usage related to competitive pressures and product substitution. Legacy services revenues also decreased due to lower traditional WAN services caused by customer migration, product substitution and increased competition.

  Data Integration

        Data integration revenues decreased primarily due to decreased equipment sales and professional services, including network management, security and integration of customer premises equipment.

  Affiliates and Other Services

        Affiliates and other services revenues increased primarily due to increased demand for support services we provided to affiliates.

Operating Expenses

        The following table summarizes our operating expenses:

	Three Months Ended March 31,
			Increase/ (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,107	1,175	(68)	(6)%
Selling, general and administrative	438	484	(46)	(10)%
Operating expenses—affiliates	174	149	25	17%
Depreciation and amortization	682	741	(59)	(8)%

Total operating expenses	$2,401	2,549	(148)	(6)%

  Cost of Services and Products (exclusive of depreciation and amortization)

        Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which include third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses (such as data integration and modem expenses); costs for USF (which reflect our contributions to certain federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things); and other expenses directly related to our network and hosting operations.

        Cost of services and products (exclusive of depreciation and amortization) expenses decreased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to decreased salaries and wages costs associated with the reduction in headcount, reduction in severance payments and decreases in employee benefit costs. The decrease was partially offset by an increase in network expenses.

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

        Selling, general and administrative expenses decreased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to decreased professional fees and marketing and advertising expense and reduced employee-related expenses caused by the declining head count and reductions in severance payments and decreases in employee benefit costs.

  Operating Expenses—Affiliates

        Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.

        Operating expenses—affiliates increased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to higher levels of services provided to us by affiliates.

Depreciation and Amortization

        The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended March 31,
			Increase/ (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Depreciation	$353	378	(25)	(7)%
Amortization	329	363	(34)	(9)%

Total depreciation and amortization	$682	741	(59)	(8)%

        Depreciation and amortization expense decreased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to depreciation and amortization rate changes of certain telecommunications equipment and capitalized software. The rate changes are the result of our aged investment in plant and capitalized software becoming fully depreciated or retired at a faster rate than the acquisition of new plant and software.

Other Consolidated Results

        The following table summarizes other income (expense) and income tax expense:

	Three Months Ended March 31,
			Increase/ (Decrease)
	2013	2012		% Change
Interest expense	$(141)	(170)	(29)	(17)%
Interest expense—affiliate	(65)	(4)	61	nm%
Net gain on early retirement of debt	—	8	(8)	nm%
Other income	6	1	5	nm%

Total other income (expense)	$(200)	(165)	35	21%

Income tax expense	$78	48	30	63%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

  Interest Expense

        Interest expense decreased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to a lower weighted average interest rate on the outstanding debt resulting from several debt financing transactions in the past fifteen months. The decrease was partially offset by a decrease in the amortization of debt premiums which resulted from the accounting for CenturyLink's acquisition of us. See Note 2—Long-Term Debt and Revolving Promissory Notes and "Liquidity and Capital Resources" below for additional information about our debt.

  Interest Expense—Affiliates

        Affiliate interest expense increased for the three months ended March 31, 2013 primarily due to increased loan balances that we owe to our affiliates under intercompany promissory notes.

  Income Tax Expense

        The effective tax rate for the three months ended March 31, 2013 was 40.0% compared to 38.4% for the comparative prior year period. The increase in the effective tax rate is primarily due to higher expected tax expense on our foreign operations.

Liquidity and Capital Resources

Overview

        We are a wholly owned subsidiary of CenturyLink. As such, factors relating to, or affecting, CenturyLink's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

        CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate promissory notes, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany promissory notes vary from time to time. Under these arrangements, the majority of our cash balance is transferred on a daily basis to CenturyLink as advances to affiliates. From time to time we may declare and pay dividends to CenturyLink, using cash repaid to us under these advances, which has the net effect of reducing the amount of these advances. Given our cash management arrangement with CenturyLink and the resulting amounts due to us from CenturyLink, a significant component of our liquidity is dependent upon CenturyLink's ability to repay its obligation to us.

        At March 31, 2013, we had a working capital deficit of $2.0 billion, reflecting current liabilities of $5.6 billion and current assets of $3.6 billion, compared to a working capital deficit of $2.4 billion as of December 31, 2012. The change in our working capital position is primarily due to a $0.5 billion increase in the amounts owed to us by our affiliates during the first quarter of 2013, which was used for the payment of long-term debt as discussed in Note 2—Long-Term Debt and below. Our current maturities of long-term debt balances were unusually high as of the date of March 31, 2013 primarily due to our anticipation of paying down portions of our long-term debt (discussed further below).

Revolving Promissory Notes

        We have a revolving promissory note with an affiliate of CenturyLink that provides us with a funding commitment with an aggregate principle amount available of $3.0 billion through June 30, 2022, of which $1.9 billion was outstanding as of March 31, 2013. As of March 31, 2013, the weighted average interest rate under this note was 6.553%. This revolving promissory note and accrued interest thereon is reflected on our consolidated balance sheets under Notes payable—affiliates.

        Qwest Corporation ("QC") has a revolving promissory note with an affiliate of CenturyLink that provides QC with a funding commitment with an aggregate principle amount available of $1.0 billion through June 30, 2022, of which $707 million was outstanding as of March 31, 2013. As of March 31, 2013, the weighted average interest rate under this note was 6.553%. This revolving promissory note and accrued interest thereon is reflected on our consolidated balance sheets under Notes payable—affiliates.

Debt and Other Financing Arrangements

        Approximately $750 million of QC's floating rate notes will mature on June 15, 2013. Subject to market conditions, we expect to continue to issue debt securities, from time to time through our QC subsidiary to refinance its maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the credit ratings assigned QC by the three major credit rating agencies, among other factors.

        On May 14, 2013, QC agreed to sell $750 million aggregate principal amount of 6.125% Notes due 2053. QC also granted the underwriters of this offering an option to acquire up to an additional $25 million principal amount of these notes to cover over-allotments. The closing of this offering is expected to occur on May 23, 2013. QC intends to use the net proceeds from this offering, together with available cash, to retire at maturity all $750 million aggregate principal amount of QC's outstanding Floating Rate Note due June 15, 2013, including accrued and unpaid interest thereon.

        Following CenturyLink's announcement on February 13, 2013 of changes in its capital allocation plans, two credit agencies downgraded CenturyLink's debt credit ratings. As of the date of this report, the credit ratings for the senior unsecured debt of QCII and QC were as follows:

Agency	QCII	QC
Standard & Poor's	BB	BBB-
Moody's Investors Service, Inc.	Ba1	Baa3
Fitch Ratings	BB+	BBB-

        Although we do not expect the downgrade of one of QC's ratings to have a material impact on its access to the capital markets, the recent downgrades of CenturyLink's ratings could, under certain circumstances, limit its access to the capital markets. Additional downgrades of our, or our subsidiary QC, senior unsecured debt credit ratings would likely raise our borrowing costs and could, under certain circumstances, limit our access to the capital markets. Similarly, additional downgrades of CenturyLink's senior unsecured debt ratings could, under certain circumstances, increase the cost of CenturyLink's borrowing under the Credit Facility, which could indirectly impact us. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of this report.

Future Contractual Obligations

        For information regarding our estimated future contractual obligations, see the MD&A discussion included in our Annual Report on Form 10-K for the year ended December 31, 2012

Capital Expenditures

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

        Our capital expenditures continue to be focused on our strategic services such as video and broadband services.

        CenturyLink has accepted approximately $35 million of the $90 million available to it from Phase 1 of the Federal Communications Commission's ("FCC") Connect America Fund ("CAF") established by Congress to help telecommunications carriers defray the cost of providing broadband access to remote customers. Of the $35 million, QC received approximately $30 million and intends to use the funds to deploy broadband service for up to 39,000 homes in unserved rural areas principally in Colorado, Minnesota, New Mexico and Washington. CenturyLink has determined that restrictions on the use of these funds have made acceptance of additional CAF funds uneconomical. CenturyLink has, however, filed with the FCC a waiver application, which, if granted, would allow QC to deploy broadband services with CAF funds to approximately 56,000 more homes in high-cost unserved areas in its markets. We received approximately $28 million in CAF funds during 2012 and received the remaining $3 million in January 2013. The FCC is expected to offer a new round of Phase 2 CAF funding later this year.

Pension and Post-retirement Benefit Obligations

        We are subject to material obligations under our existing defined benefit pension and other post-retirement benefit plans. The accounting unfunded status of our plans is measured annually at December 31. As of December 31, 2012, the accounting unfunded status of pension and other post-retirement benefit obligations was $948 million and $2.9 billion, respectively. See Note 4—Employee Benefits to our consolidated financial statements in Item 1 of this report for additional information about our pension and other post-retirement benefit arrangements.

        Benefits paid by our qualified pension plan are paid through a trust that holds all plan assets. Based on current laws and circumstances, we do not expect to be required to make a cash contribution to this plan in 2013 and 2014. The actual amount of required contribution to our plan in 2014 and beyond will depend on earnings on plan investments, interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations.

        Certain of our post-retirement health care and life insurance benefits plan are unfunded. A trust holds assets that are used to help cover the health care costs of certain retirees. As of December 31, 2012, the fair value of the trust assets was $572 million; however, a portion of these assets is comprised of investments with restricted liquidity. We estimate that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately four years, based on current circumstances. Thereafter, covered benefits will be paid either directly by us or from the trust as the remaining assets become liquid. This projected four year period could be substantially shorter or longer depending on changes in projected health care costs, returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.

        Our estimated annual long-term rate of return on the pension and post-retirement plans trust assets is 7.5% based on the currently held assets; however, actual returns could vary widely in any given year.

Historical Information

        The following table summarizes our cash flow activities:

	Three Months Ended March 31,
	2013	2012	Increase / (Decrease)
	(Dollars in millions)
Net cash provided by operating activities	$819	477	342
Net cash (used in) provided by investing activities	(1,374)	316	1,690
Net cash provided by (used in) financing activities	529	(792)	1,321

        Net cash provided by operating activities increased primarily due to the repayment to our parent for pension plan contributions they made on our behalf in December 2012 and changes in accounts payable. For additional information about our operating results, see "Results of Operations" above.

        Net cash used in investing activities increased in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to changes on advances to affiliates.

        Net cash provided by financing activities increased in the three months ended March 31, 2013 primarily due to additional borrowings of notes payable from affiliates along with lower payments of long-term debt compared to the three months ended March 31, 2012.

Certain Matters Related to CenturyLink's Acquisition of Us

        Effective after CenturyLink's acquisition of us, we are included in the consolidated federal income tax return of CenturyLink. CenturyLink is in the process of developing a post-acquisition intercompany agreement for allocation of consolidated income tax liabilities. Until this agreement is finalized, we will continue to account for income tax expense on a separate return. We are also included in certain combined state tax returns filed by CenturyLink and the same accounting applies.

        In accounting for CenturyLink's acquisition of us, we recorded our debt securities at their estimated fair values, which totaled $12.292 billion as of April 1, 2011. Our acquisition date fair value estimates were based primarily on quoted market prices in active markets and other observable inputs where quoted market prices were not available. The fair value of our debt securities exceeded their stated principal balances on the acquisition date by $693 million, which we recorded as a premium.

        The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Three Months Ended March 31, 2013	April 1, 2011 thru December 31, 2012	Total Since Acquisition
	(Dollars in millions)
Amortized	$17	240	257
Extinguished(1)	—	235	235

Total premiums recognized	$17	475	492

(1)
See "Debt and Other Financing Arrangements" for more information.

        The remaining premium of $201 million as of March 31, 2013 will reduce interest expense in future periods, unless otherwise extinguished.

Other Matters

        We also are involved in various legal proceedings that could have a material adverse effect on our financial position. See Note 7—Commitment and Contingencies for the current status of such legal proceedings.

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 16 to the consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012, or (iii) discussed under the heading "Market Risk" below.

Market Risk

        We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

        From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of March 31, 2013, we had no such instruments outstanding.

        There were no material changes to market risks arising from changes in interest rates for the three months ended March 31, 2013, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

        Certain of the industry and market data (such as the size of certain markets and our position within these markets) used throughout this report are based on independent industry publications, government publications, reports by market research firms or other published independent sources. Some market data and statistical information are also based on our good faith estimates, which are derived from our review of internal surveys, as well as the independent sources listed above. This information may prove to be inaccurate because of the method by which we obtain some of the data for our estimates or because this information cannot always be verified with certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties. As a result, although we believe these sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness.

        In addition to historical information, this MD&A includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, access charges, universal service, broadband deployment and net neutrality); our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages, our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by CenturyLink's recent acquisitions; CenturyLink's ability to successfully integrate recently acquired operations into its operations, including the possibility that the anticipated benefits from these acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; CenturyLink's and our ability to use net operating loss carryovers in projected amounts; CenturyLink's ability to effectively manage its expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services, including our ability to effectively respond to increased demand for high-speed broadband services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; any adverse developments in legal or regulatory proceedings involving CenturyLink and us; unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in CenturyLink or our pension funding requirements or otherwise; the effects of adverse weather; other risks referenced in this report (including in "Risk Factors" in Item 1A of Part II of this report) or from time to time in other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to our business are described in greater detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as updated and supplemented by our subsequent SEC reports, including this report. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of our forward-looking statements for any reason.

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

        Glen F. Post, III, the Chief Executive Officer of CenturyLink and us, and R. Stewart Ewing, Jr., the Chief Financial Officer of CenturyLink and us, have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at March 31, 2013. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting during the first quarter of 2013 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The information contained in Note 7—Commitments and Contingencies included in Item 1 of Part I of this report is incorporated herein by reference.

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

        We have taken a variety of steps to counter these declines, including:

  •
  an increased focus on selling a broader range of higher-growth strategic services, which are described in detail in Item 2 of Part I of this report;

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

        At March 31, 2013, we had approximately 23,000 employees, of which approximately 12,000, or half, are members of various bargaining units represented by the International Brotherhood of Electrical Workers or the Communications Workers of America and are subject to collective bargaining agreements that expired October 6, 2012. Since then, we have been negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended and the applicable unions have agreed to provide us with at least twenty-four hour advance notice before terminating those predecessor agreements.

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

  •
  require us to offer expensive incentives to retain existing customers or subject us to claims for contract breach, damages, credits, fines, penalties, termination or other remedies, particularly with respect to service standards set by state regulatory commissions; or

  •
  result in a loss of business, damage our reputation among our customers and the public generally, subject us to additional regulatory scrutiny or expose us to litigation.

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

        Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional Internet activity such as web browsing and email. As utilization rates and availability of these services continue to grow, our high-speed Internet customers may use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for our customers. Alternatively, we could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected markets. While we believe demand for these services may drive high-speed Internet customers to pay for faster broadband speeds, we may not be able to recover the costs of the necessary network investments. This could result in an adverse impact to our operating margins, results of operations and financial condition.

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

Consolidation among other participants in the communications industry may allow our competitors to compete more effectively against us, which could adversely affect our operating results and financial condition.

        The telecommunications and cable industries have experienced substantial consolidation over the last couple of decades, and some of our competitors have combined with other communications providers, resulting in larger competitors that have greater financial and business resources and broader service offerings. Further consolidation could increase competitive pressures, and could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

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

        As a holding company, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and their distribution of those earnings to us in the form of dividends, loans or other payments. As a result, we rely upon our subsidiaries to generate the funds necessary to meet our obligations, including the payment of amounts owed under our long-term debt. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us or, subject to limited exceptions for tax-sharing, to make any funds available to us to repay our obligations, whether by dividends, loans or other payments. All of our subsidiaries are subject to state law restrictions that limit the amount of dividends they can pay us. In addition, restrictions that have been or may be imposed by state regulators (either in connection with obtaining necessary approval for our sale to CenturyLink or in connection with our regulated operations), and restrictions imposed by credit agreements applicable to certain of our subsidiaries may limit the amount of funds that subsidiaries are permitted to transfer to us, including the amount of dividends that may be paid to us. Moreover, our rights to receive assets of any subsidiary upon its liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors. See "Management's Discussion and Analysis of Financial Conditions and Results of Operation—Liquidity and Capital Resources" in Item 2 of Part I of this report for further discussion on these matters.

Risks Relating to our Recent Acquisition

We may be unable to integrate successfully into CenturyLink and realize the anticipated benefits of its recent acquisition of control of us.

        CenturyLink's acquisition of control of us in 2011 involved the combination of two companies which previously operated as independent public companies. We have devoted, and will continue to devote, significant management attention and resources to integrating the business practices and operations of CenturyLink and Qwest. We may encounter difficulties in the integration process, including the following:

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

        As described in Note 15—Commitments and Contingencies to the consolidated financial statements in Item 8 of Part II of CenturyLink's Annual Report on Form 10-K, CenturyLink and we are involved in several legal proceedings that, if resolved against them or us, could have a material adverse effect on their, as well as our, business and financial condition. These matters include certain KPNQwest matters, which present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. We continue to defend against these matters vigorously and are currently unable to provide any estimate as to the timing of their resolution.

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

        There are other material proceedings pending against CenturyLink and us, as described in the above-referenced Note 15. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

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

        Risks associated with recent changes in federal regulation.    On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("CAF order") intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition over the next decade as intercarrier compensation charges are reduced, universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end user customers are gradually increased. We expect these changes will substantially increase the pace of reductions in the amount of switched access revenues we receive in our wholesale business, while creating opportunities for increases in federal Universal Service Fund ("USF") and retail revenue streams. Several judicial challenges to the CAF order are pending and additional future challenges are possible, any of which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. Moreover, rulemaking designed to implement the order is not complete, and several FCC proceedings relating to the order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.

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

        For a more thorough discussion of the regulatory issues that may affect our business, see "Regulation" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Risks Affecting our Liquidity and Capital Resources

CenturyLink's and our high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.

        Our parent, CenturyLink, and we continue to carry significant debt. As of March 31, 2013, our consolidated debt was approximately $9.6 billion, which was included in CenturyLink's consolidated debt of approximately $20.8 billion as of that date. Approximately $2.2 billion of CenturyLink's debt securities, which includes approximately $1.4 billion of our debt securities, come due over the next thirty-six months.

        Our significant levels of debt can adversely affect us in several other respects, including (i) limiting our ability to access the capital markets, (ii) exposing us to the risk of credit rating downgrades, as described further below in the next captioned risk factor, (iii) hindering our flexibility to plan for or react to changing market, industry or economic conditions, (iv) limiting the amount of cash flow available for future operations, acquisitions, dividends, or other uses, (v) making us more vulnerable to economic or industry downturns, including interest rate increases, and (vi) placing us at a competitive disadvantage compared to less leveraged competitors. The effects of each of these factors could be intensified if we increase our borrowings.

        We expect to periodically require financing to meet our debt obligations as they come due. While we currently believe that we will have access to financial resources sufficient to meet or refinance our obligations when they come due, we cannot fully anticipate our future financial condition or the future condition of the credit markets or the economy generally. Due to the unstable economy and credit market, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if we are required to contribute a material amount of cash to our pension plans, if we are required to begin to pay other post-retirement benefits significantly earlier than is anticipated, if CenturyLink or we become subject to significant judgments or settlements in one or more of the matters discussed in Note 7—Commitments and Contingencies to the consolidated financial statements in Item 1 of Part 1 of this report. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all.

        Certain of CenturyLink's and our debt instruments have cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings.

Any downgrade in the credit ratings of us or our affiliates could limit our ability to obtain future financing, increase our borrowing costs and adversely affect the market price of our existing debt securities or otherwise impair our business, financial condition and results of operations.

        Nationally recognized credit rating organizations have issued credit ratings relating to our long-term debt and the long-term debt of several of our subsidiaries, including QC, which we envision will continue to issue debt securities to retire or refinance its outstanding indebtedness as it becomes due. There can be no assurance that any rating assigned to any of these debt securities will remain in effect for any given period of time or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency's judgment, circumstances so warrant. A downgrade of any of these credit ratings could adversely affect the market price of some or all of our outstanding debt securities, limit QC;s access to the capital markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all, result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur, increase our cost of borrowing, and impair our business, financial condition and results of oeprations.

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

        The funded status of our qualified pension plan is the difference between the value of plan assets and the benefit obligation. The accounting unfunded status of our qualified pension plan was $948 million as of December 31, 2012. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in our benefit obligation or a significant decrease in the value of plan assets. These adverse changes could require us to contribute a material amount of cash to our pension plan or could accelerate the timing of required cash payments. Based on current laws and circumstances, (i) we were not required to make a cash contribution to this plan in 2012 and (ii) we do not expect we will be required to make a contribution in 2013 and 2014. The actual amount of required contributions to our plan in future periods will depend on a variety of factors, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on our liquidity by reducing our cash flows.

CenturyLink and QC plan to access the public debt markets, and we cannot assure you that these markets will remain free of disruptions.

        CenturyLink has a significant amount of consolidated indebtedness that it intends to refinance over the next several years, principally it expects through the issuance of debt securities of CenturyLink, QC or both. CenturyLink's ability to arrange additional financing will depend on, among other factors, the financial position, performance, and credit ratings of CenturyLink and QC, as well as prevailing market conditions and other factors beyond its control. Prevailing market conditions could be adversely affected by the ongoing disruptions in the European sovereign debt markets, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, possible further downgrades in the credit ratings of the U.S. debt, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets. This volatility could limit CenturyLink's or QC's access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to CenturyLink or QC, or at all. Any such failure to obtain additional financing could jeopardize its and our ability to repay, refinance or reduce debt obligations.

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

        The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in "Management's Discussion and Analysis of Financial

Condition and Results of Operations—Critical Accounting Policies and Estimates" in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

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

        We believe that we have adequately provided for tax contingencies. However, tax audits and examinations may result in tax liabilities that differ materially from those that we have recognized in our consolidated financial statements. Because the ultimate outcomes of all of these matters are uncertain, we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial results.

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
b.
Revolving Promissory Note, dated as of September 27, 2012, pursuant to which Qwest Communications International Inc. may borrow from an affiliate of CenturyLink, Inc. up to $3.0 billion on a revolving basis (incorporated by reference to Exhibit 4.7(c) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012 (File No 001-07784) filed with the Securities and Exchange Commission on March 1, 2013.
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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Communications International Inc. for the period ended March 31, 2013, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholder's Equity (Deficit) and (vi) the Notes to the Consolidated Financial Statements.

*
Exhibit filed herewith.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2013.

QWEST COMMUNICATIONS INTERNATIONAL INC., A DELAWARE CORPORATION
By:	/s/ DAVID D. COLE David D. Cole Senior Vice President, Controller and Operations Support (Chief Accounting Officer)