Form 10-Q
period 2013-06-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2013-08-14
CIK 1037949

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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

        On August 14, 2013, there were 1,000 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$2,683	2,736	5,344	5,461
Operating revenues—affiliates	157	100	292	214

Total operating revenues	2,840	2,836	5,636	5,675

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,177	1,213	2,284	2,388
Selling, general and administrative	409	444	847	928
Operating expenses—affiliates	194	150	368	299
Depreciation and amortization	680	738	1,362	1,479

Total operating expenses	2,460	2,545	4,861	5,094

OPERATING INCOME	380	291	775	581
OTHER INCOME (EXPENSE)
Interest expense	(141)	(154)	(282)	(324)
Interest expense—affiliates	(63)	(30)	(128)	(34)
Net loss on early retirement of debt	—	(45)	—	(37)
Other income (expense)	(1)	2	5	3

Total other income (expense)	(205)	(227)	(405)	(392)

INCOME BEFORE INCOME TAX EXPENSE	175	64	370	189
Income tax expense	37	27	115	75

NET INCOME	$138	37	255	114

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
NET INCOME	$138	37	255	114

OTHER COMPREHENSIVE INCOME:
Defined benefit pension and post-retirement plans, net of $(1), $—, $(2), and $— tax	2	—	3	—

COMPREHENSIVE INCOME	$140	37	258	114

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2013	December 31, 2012
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$61	87
Accounts receivable, less allowance of $68 and $76	1,200	1,177
Advances to affiliates	1,823	500
Deferred income taxes, net	506	473
Other	377	320

Total current assets	3,967	2,557
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	12,453	11,765
Accumulated depreciation	(3,306)	(2,638)

Net property, plant and equipment	9,147	9,127
GOODWILL AND OTHER ASSETS
Goodwill	10,123	10,123
Customer relationships, less accumulated amortization of $2,200 and $1,736	5,358	5,822
Other intangible assets, less accumulated amortization of $976 and $828	1,163	1,277
Other	374	340

Total goodwill and other assets	17,018	17,562

TOTAL ASSETS	$30,132	29,246

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$100	856
Accounts payable	706	687
Notes payable—affiliates	2,654	2,023
Accrued expenses and other liabilities
Salaries and benefits	382	450
Income and other taxes	234	260
Interest	137	128
Other	112	86
Advance billings and customer deposits	446	452

Total current liabilities	4,771	4,942

LONG-TERM DEBT	9,486	8,772

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue	200	192
Benefit plan obligations, net	3,631	3,699
Deferred income taxes, net	660	494
Other	502	523

Total deferred credits and other liabilities	4,993	4,908

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDER'S EQUITY
Common stock—$0.01 par value, 1,000 shares authorized; 1,000 shares issued, owned by CenturyLink, Inc.	—	—
Additional paid-in capital	12,273	12,273
Accumulated other comprehensive loss	(815)	(818)
Accumulated deficit	(576)	(831)

Total stockholder's equity	10,882	10,624

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$30,132	29,246

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$255	114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,362	1,479
Deferred income taxes	133	68
Provision for uncollectible accounts	33	53
Long-term debt premium amortization	(34)	(47)
Net loss on early retirement of debt	—	37
Changes in current assets and current liabilities:
Accounts receivable	(56)	(73)
Accounts payable	12	(76)
Accounts receivable and payable—affiliates, net	—	(307)
Accrued income and other taxes	(6)	(8)
Other current assets and other current liabilities, net	(86)	(27)
Retirement benefits	(51)	(96)
Changes in other noncurrent assets and liabilities, net	(16)	(43)
Other, net	—	4

Net cash provided by operating activities	1,546	1,078

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(801)	(752)
Changes in advances to affiliates	(1,323)	669
Proceeds from sale of property	—	133

Net cash (used in) provided by investing activities	(2,124)	50

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	752	897
Payments of long-term debt	(811)	(2,251)
Early retirement of debt costs	—	(177)
Changes in notes payable—affiliates	631	583
Changes in advances from affiliates	(20)	(187)

Net cash provided by (used in) financing activities	552	(1,135)

Net decrease in cash and cash equivalents	(26)	(7)
Cash and cash equivalents at beginning of period	87	48

Cash and cash equivalents at end of period	$61	41

Supplemental cash flow information:
Income taxes (paid), net	$(4)	(1)
Interest (paid) (net of capitalized interest of $12 and $12)	$(353)	(453)

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$—	—

Balance at end of period	—	—

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	12,273	12,273
Share-based compensation and other, net	—	—

Balance at end of period	12,273	12,273

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period	(818)	(446)
Other comprehensive income	3	—

Balance at end of period	(815)	(446)

ACCUMULATED DEFICIT
Balance at beginning of period	(831)	(551)
Net income	255	114
Dividends declared to CenturyLink, Inc.	—	(588)

Balance at end of period	(576)	(1,025)

TOTAL STOCKHOLDER'S EQUITY	$10,882	10,802

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

(1)   Basis of Presentation

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local and long-distance, network access, private line (including special access), broadband, Ethernet, data, managed hosting, colocation, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers. We are a wholly-owned subsidiary of CenturyLink, Inc., ("CenturyLink") which acquired us on April 1, 2011.

        We generate the majority of our revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

        Our consolidated balance sheet as of December 31, 2012, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations for the first six months of the year are not necessarily indicative of the consolidated results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

        The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

(2)   Long-Term Debt and Revolving Promissory Notes

        Long-term debt, including unamortized discounts and premiums, is as follows:

	Interest Rates	Maturities	June 30, 2013	December 31, 2012
			(Dollars in millions)
Qwest Communications International Inc.
Senior notes	7.125%	2018	$800	800
Unamortized premiums			45	49
Qwest Capital Funding
Senior notes	6.500% - 7.750%	2018 - 2031	981	981
Unamortized premiums, net			26	27
Qwest Corporation
Senior notes	6.125% - 8.375%	2014 - 2053	7,411	7,386
Capital lease and other obligations	Various	Various	95	113
Unamortized premiums, net			98	127
Qwest Communications Company, LLC
Capital lease and other obligations	Various	Various	130	145

Total long-term debt			9,586	9,628
Less current maturities			(100)	(856)

Long-term debt, excluding current maturities			$9,486	8,772

New Issuance

        On May 23, 2013, Qwest Corporation ("QC") issued $775 million aggregate principal amount of 6.125% Notes due 2053, including $25 million principal amount that was sold pursuant to an over-allotment option granted to the underwriters for the offering, in exchange for net proceeds, after deducting underwriting discounts and expenses, of approximately $752 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, on or after June 1, 2018 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

Repayment

        On June 17, 2013, QC paid at maturity the $750 million principal amount of its floating rate Notes.

Revolving Promissory Notes

        QCII has a revolving promissory note with an affiliate of CenturyLink that provides us with a funding commitment with an aggregate principle amount available of $3.0 billion through June 30, 2022, of which $1.9 billion was outstanding as of June 30, 2013. As of June 30, 2013, the weighted average interest rate under this note was 6.665%. This revolving promissory note and accrued interest thereon is reflected on our consolidated balance sheets as a current liability under notes payable—affiliates.

        QC has a revolving promissory note with an affiliate of CenturyLink that provides QC with a funding commitment with an aggregate principle amount available of $1.0 billion through

June 30, 2022, of which $729 million was outstanding as of June 30, 2013. As of June 30, 2013, the weighted average interest rate under this note was 6.665%. This revolving promissory note and accrued interest thereon is reflected on our consolidated balance sheets as a current liability under notes payable—affiliates.

Covenants

        As of June 30, 2013, we believe we were in compliance with the provisions and covenants of our debt agreements.

(3)   Severance and Leased Real Estate

        Periodically, we have reductions in our workforce and have accrued liabilities for the related severance costs. These workforce reductions resulted primarily from the progression or completion of our integration plans related to CenturyLink's acquisition of us, increased competitive pressures and reduced workload demands due to the loss of access lines.

        We report severance liabilities within accrued expenses and other liabilities-salaries and benefits in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations.

        We report the current portion of liabilities for real estate leases that we have ceased using in accrued expenses and other liabilities and report the noncurrent portion in other noncurrent liabilities under deferred credits and other liabilities in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At June 30, 2013, the current and noncurrent portions of our leased real estate accrual were $18 million and $103 million, respectively. The remaining lease terms range from 0.17 to 12.5 years, with a weighted average of 8.9 years.

        Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2012	$7	131
Accrued to expense	5	—
Payments, net	(7)	(8)
Reversals and adjustments	—	(2)

Balance at June 30, 2013	$5	121

(4)   Employee Benefits

        Net periodic pension benefit (income) expense included the following components:

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Service cost	$14	15	30	29
Interest cost	83	97	167	196
Expected return on plan assets	(149)	(144)	(298)	(288)
Recognition of actuarial loss	2	—	3	—

Net periodic pension benefit (income)	$(50)	(32)	(98)	(63)

        Net periodic post-retirement benefit expense (income) included the following components:

	Post-Retirement Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Service cost	$3	2	6	4
Interest cost	29	37	58	73
Expected return on plan assets	(9)	(10)	(18)	(21)
Recognition of actuarial loss	1	—	2	—

Net periodic post-retirement benefit expense	$24	29	48	56

        We report net periodic benefit (income) expense for our qualified pension, non-qualified pension and post-retirement benefit plans in cost of services and products and selling, general and administrative expenses on our consolidated statements of operations.

(5)   Fair Value Disclosure

        Our financial instruments consist of cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable, notes payable—affiliates and long-term debt, excluding capital lease obligations. Due to their short-term nature, the carrying amounts of our cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable, and notes payable—affiliates approximate their fair values.

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

        The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease obligations, as well as the input level used to determine the fair values:

		June 30, 2013		December 31, 2012
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease obligations	2	$9,361	9,596	9,370	9,909

(6)   Products and Services Revenues

        We are an integrated communications company engaged primarily in providing an array of communications services, including local and long-distance, network access, private line (including special access), broadband, Ethernet, data, managed hosting, colocation, wireless and video services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. We categorize our products and services revenues into the following four categories:

  •
  Strategic services, which include primarily private line (including special access), broadband, Multiprotocol Label Switching ("MPLS") (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), Ethernet, hosting, colocation, video (including resold satellite video services), Voice over Internet Protocol ("VoIP") and Verizon Wireless services;

  •
  Legacy services, which include primarily local, long-distance, Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations);

  •
  Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers; and

  •
  Affiliates and other services, which consist primarily of Universal Service Fund ("USF") revenues and surcharges and services we provide to our non-consolidated affiliates. We provide to our affiliates telecommunication services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services as well as network support and technical services.

        Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Strategic services	$1,295	1,235	2,573	2,457
Legacy services	1,132	1,227	2,282	2,484
Data integration	137	140	247	256
Affiliates and other services	276	234	534	478

Total operating revenues	$2,840	2,836	5,636	5,675

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

        The table below presents the aggregate USF surcharges recognized on a gross basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
USF and surcharges included in operating revenues and expenses	$92	103	188	203

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

        We are vigorously defending against all of the matters described below. As a matter of course, we are prepared both to litigate the matters to judgment, as well as to evaluate and consider all settlement opportunities.

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

Litigation Matters Relating to Qwest

        On July 16, 2013, Comcast MO Group, Inc. ("Comcast") filed a lawsuit in Colorado state court against Qwest Communications International, Inc. Comcast alleges Qwest breached the parties' 1998 tax sharing agreement ("TSA") when it refused to partially indemnify Comcast for a tax liability settlement Comcast reached with the Commonwealth of Massachusetts in a dispute to which we were not a party. Comcast seeks approximately $80 million in damages, excluding interest. Qwest and Comcast are parties to the TSA in their capacity as successors to the TSA's original parties, U S WEST, Inc., a telecommunications company, and MediaOne Group, Inc., a cable television company, respectively. We have not accrued a liability for this matter because we do not believe that liability is probable.

KPNQwest Litigation/Investigation

        On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which we were a major shareholder) filed a lawsuit in the District Court of Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. We and Koninklijke KPN N.V. ("KPN") are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with us. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $5.5 billion based on the exchange rate on June 30, 2013), plus statutory interest. Two lawsuits asserting similar claims were previously filed against Qwest and others in federal courts in New Jersey in 2004 and Colorado in 2009; those courts dismissed the lawsuits without prejudice on the grounds that the claims should not be litigated in the United States.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against us, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with us. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $285 million based on the exchange rate on June 30, 2013). On April 25, 2012, the court issued its judgment denying the claims asserted by Cargill and Citibank in their lawsuit. Cargill and Citibank are appealing that decision.

        We have not accrued a liability for the above matters. Regarding the 2010 proceeding, we believe it is premature to determine whether an accrual is warranted and, if so, a reasonable estimate of our probable liability. Regarding the 2006 suit, we do not believe that liability is probable. We will continue to defend against both KPNQwest litigation matters vigorously.

Other Matters

        Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in courts located in 34 states in which Qwest has such cable (Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, and Wisconsin.) For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our cable in the right-of-way without the Plaintiffs' consent. Most of the currently pending actions purport to be brought on behalf of state-wide classes in the named Plaintiffs'

respective states, although one action pending before the Illinois Court of Appeals purports to be brought on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. After previous attempts to enter into a single nationwide settlement in a single court proved unsuccessful, the parties proceeded to seek court approval of settlements on a state-by-state basis. To date, the parties have received final approval of such settlements in 28 states (Alabama, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Virginia and Wisconsin), have received preliminary approval of the settlements in two states (Kentucky and Utah), and have not yet received either preliminary or final approval in four states (Arizona, Massachusetts, New Mexico and Texas). We have accrued an amount that we believe is probable for these matters; however, the amount is not material to our consolidated financial statements.

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

(8)   Other Financial Information

Other Current Assets

        Other current assets reflected on our consolidated balance sheets consisted of the following:

	Other Current Assets
	June 30, 2013	December 31, 2012
	(Dollars in millions)
Prepaid expenses	$206	195
Other	171	125

Total other current assets	$377	320

(9)   Labor Union Contracts

        Approximately 12,000 or 48% of our employees are members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers and are subject to collective bargaining agreements that expired October 6, 2012. Since then, we have been negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the applicable unions have agreed to provide us with at least twenty-four hour advance notice before terminating those predecessor agreements. On July 30, 2013, we reached a tentative agreement in our contract negotiations with the Communication Workers of America for a four-year labor contract covering approximately 12,000 of our employees. The new contract must be approved by the union's membership. The union has advised us that it plans to seek this approval before the end of September 2013.

(10) Financial Statements of Guarantors

        QCII and our wholly owned subsidiaries, Qwest Capital Funding, Inc ("QCF") and Qwest Service Company ("QSC"), guarantee the payment of certain of each other's registered debt securities. As of June 30, 2013, each series of QCII's outstanding notes totaling $800 million in aggregate principal amount is guaranteed on a senior unsecured basis by QCF and QSC (the "QCII Guaranteed Notes"). These notes are guaranteed through their respective maturity dates, the latest of which is in April 2018. In addition, each series of QCF's outstanding notes totaling $981 million in aggregate principal amount is guaranteed on a senior unsecured basis by QCII (the "QCF Guaranteed Notes"). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2031. The guarantees described above are full and unconditional and joint and several. A significant amount of QCII's and QSC's income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries.

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

Out-of-Period Adjustment

        In conjunction with finalizing our 2012 Annual Report on Form 10-K, we discovered that certain transactions with affiliates had been presented incorrectly in our consolidating statements of cash flows for the period ended June 30, 2012. Specifically, the settlement of certain intercompany obligations by and between our consolidated affiliates were treated as operating cash flows, which had the effect of understating the operating cash flows for the guarantors and overstating the operating cash flows for the non-guarantors by $480 million, with offsetting effects recorded as investing and financing activities for the six months ended June 30, 2012. We considered both quantitative and qualitative factors in reaching the conclusion that the correction of the error was immaterial to our previously issued financial statements. Correcting this error affected certain entities included in our consolidating statements of cash flows but did not affect our consolidated statement of cash flows.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2013
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES:
Operating revenues	$—	(1)	2,684	—	2,683
Operating revenues—affiliates	—	14	157	(14)	157

Total operating revenues	—	13	2,841	(14)	2,840

OPERATING EXPENSES:
Cost of services and products (exclusive of depreciation and amortization)	—	(1)	1,178	—	1,177
Selling, general and administrative	3	14	392	—	409
Operating expenses—affiliates	—	—	208	(14)	194
Depreciation and amortization	11	—	669	—	680

Total operating expenses	14	13	2,447	(14)	2,460

OPERATING (LOSS) INCOME	(14)	—	394	—	380
OTHER INCOME (EXPENSE)
Interest expense	(12)	(18)	(111)	—	(141)
Interest expense—affiliates	(35)	(29)	(26)	27	(63)
Interest income—affiliates	—	27	—	(27)	—
Income from equity investments in subsidiaries	202	91	—	(293)	—
Other income	(1)	—	—	—	(1)

Total other income (expense)	154	71	(137)	(293)	(205)

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	140	71	257	(293)	175
Income tax (benefit) expense	2	(131)	166	—	37

NET INCOME	$138	202	91	(293)	138

COMPREHENSIVE INCOME	$140	202	91	(293)	140

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

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES:
Operating revenues	$—	—	5,344	—	5,344
Operating revenues—affiliates	—	8	292	(8)	292

Total operating revenues	—	8	5,636	(8)	5,636

OPERATING EXPENSES:
Cost of services and products (exclusive of depreciation and amortization)	—	4	2,280	—	2,284
Selling, general and administrative	22	10	815	—	847
Operating expenses—affiliates	—	—	376	(8)	368
Depreciation and amortization	23	—	1,339	—	1,362

Total operating expenses	45	14	4,810	(8)	4,861

OPERATING (LOSS) INCOME	(45)	(6)	826	—	775
OTHER INCOME (EXPENSE)
Interest expense	(25)	(35)	(222)	—	(282)
Interest expense—affiliates	(71)	(56)	(54)	53	(128)
Interest income—affiliates	—	53	1	(53)	1
Income from equity investments in subsidiaries	386	207	—	(593)	—
Other income	4	—	—	—	4

Total other income (expense)	294	169	(275)	(593)	(405)

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	249	163	551	(593)	370
Income tax (benefit) expense	(6)	(223)	344	—	115

NET INCOME	$255	386	207	(593)	255

COMPREHENSIVE INCOME	$258	386	207	(593)	258

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

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATING BALANCE SHEETS
JUNE 30, 2013
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12	28	21	—	61
Accounts receivable, less allowance	14	—	1,186	—	1,200
Notes receivable—affiliates	—	1,413	—	(1,413)	—
Advances to affiliates	174	1,842	—	(193)	1,823
Deferred income taxes, net	—	358	148	—	506
Other	—	—	377	—	377

Total current assets	200	3,641	1,732	(1,606)	3,967
Net property, plant and equipment	—	—	9,147	—	9.147
Goodwill	—	—	10,123	—	10,123
Customer relationships, net	—	—	5,358	—	5,358
Other intangible assets, net	41	—	1,122	—	1,163
Investments in subsidiaries	14,408	12,935	—	(27,343)	—
Deferred income taxes, net	1,332	589	—	(1,921)	—
Prepaid pension, post-retirement and other post-employment benefits—affiliate	1,623	—	—	(1,619)	4
Other	36	8	326	—	370

TOTAL ASSETS	$17,640	17,173	27,808	(32,489)	30,132

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	100	—	100
Notes payable—affiliates	1,925	1,413	729	(1,413)	2,654
Accounts payable	10	—	696	—	706
Accounts payable—affiliates	—	—	193	(193)	—
Accrued expenses and other liabilities	197	27	641	—	865
Advance billings and customers deposits	—	—	446	—	446

Total current liabilities	2,132	1,440	2,805	(1,606)	4,771

LONG-TERM DEBT	845	1,007	7,634	—	9,486

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	—	—	200	—	200
Benefit plan obligations, net	3,625	—	6	—	3,631
Pension, post-retirement and other post-employment benefits obligations and other—affiliates	—	289	1,330	(1,619)	—
Deferred income taxes	—	—	2,581	(1,921)	660
Other	156	29	317	—	502

Total deferred credits and other liabilities	3,781	318	4,434	(3,540)	4,993
Stockholder's equity	10,882	14,408	12,935	(27,343)	10,882

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,640	17,173	27,808	(32,489)	30,132

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)
QSC is a guarantor of the QCII Guaranteed Notes.
(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2012
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11	59	17	—	87
Accounts receivable, less allowance	10	—	1,167	—	1,177
Advances to affiliates	—	938	223	(661)	500
Notes receivable—affiliates	—	1,413	—	(1,413)	—
Deferred income taxes, net	—	272	201	—	473
Other	8	—	321	(9)	320

Total current assets	29	2,682	1,929	(2,083)	2,557
Net property, plant and equipment	—	—	9,127	—	9,127
Goodwill	—	—	10,123	—	10,123
Customer relationships, net	—	—	5,822	—	5,822
Other intangible assets, net	64	—	1,213	—	1,277
Investments in subsidiaries	14,322	13,478	—	(27,800)	—
Deferred income taxes, net	1,336	931	—	(2,267)	—
Prepaid pension, post-retirement and other post-employment benefits—affiliate	1,697	—	—	(1,693)	4
Other	37	7	292	—	336

TOTAL ASSETS	$17,485	17,098	28,506	(33,843)	29,246

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	856	—	856
Notes payable—affiliates	1,322	1,413	701	(1,413)	2,023
Accounts payable	—	1	695	(9)	687
Accounts payable—affiliates	661	—	—	(661)	—
Accrued expenses and other liabilities	178	57	689	—	924
Advance billings and customers deposits	—	—	452	—	452

Total current liabilities	2,161	1,471	3,393	(2,083)	4,942

LONG-TERM DEBT	849	1,008	6,915	—	8,772

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	—	—	192	—	192
Benefit plan obligations, net	3,699	—	—	—	3,699
Pension, post-retirement and other post-employment benefits obligations and other—affiliates	—	270	1,423	(1,693)	—
Deferred income taxes	—	—	2,761	(2,267)	494
Other	152	27	344	—	523

Total deferred credits and other liabilities	3,851	297	4,720	(3,960)	4,908
Stockholder's equity	10,624	14,322	13,478	(27,800)	10,624

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,485	17,098	28,506	(33,843)	29,246

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)
QSC is a guarantor of the QCII Guaranteed Notes.
(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash provided by (used in) operating activities	$(77)	453	1,170	—	1,546
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	—	—	(801)	—	(801)
Changes in advances to affiliates	(174)	(904)	223	(468)	(1,323)
Other, net	300	750	—	(1,050)	—

Net cash (used in) provided by investing activities	126	(154)	(578)	(1,518)	(2,124)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	—	752	—	752
Payments of long-term debt	—	—	(811)	—	(811)
Changes in notes payable—affiliates	603	—	28	—	631
Changes in advances from affiliates	(651)	(30)	193	468	(20)
Dividends paid to parent	—	(300)	(750)	1,050	—

Net cash provided by (used in) financing activities	(48)	(330)	(588)	1,518	552

Net (decrease) increase in cash and cash equivalents	1	(31)	4	—	(26)
Cash and cash equivalents at beginning of period	11	59	17	—	87

Cash and cash equivalents at end of the period	$12	28	21	—	61

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)
QSC is a guarantor of the QCII Guaranteed Notes.
(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash provided by (used in) operating activities	$(415)	339	1,167	(13)	1,078
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	—	—	(752)	—	(752)
Changes in advances to affiliates—notes	184	280	278	(73)	669
Changes in advances to affiliates—accounts	—	(632)	(1,700)	2,332	—
Proceeds from sale of property	—	—	133	—	133

Net cash provided by (used in) investing activities	184	(352)	(2,041)	2,259	50

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	—	897	—	897
Payments of long-term debt	(1,299)	—	(952)	—	(2,251)
Early retirement of debt costs	(49)	—	(128)	—	(177)
Changes in advances from affiliates—notes	(122)	—	583	122	583
Changes in advances from affiliates—accounts	1,701	—	480	(2,368)	(187)

Net cash (used in) provided by financing activities	231	—	880	(2,246)	(1,135)

Net (decrease) increase in cash and cash equivalents	—	(13)	6	—	(7)
Cash and cash equivalents at beginning of period	—	40	8	—	48

Cash and cash equivalents at end of the period	$—	27	14	—	41

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

Overview

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2012, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. We are a wholly-owned subsidiary of CenturyLink, Inc., ("CenturyLink") which acquired us on April 1, 2011.

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local and long-distance, network access, private line (including special access), broadband, Ethernet, data, managed hosting, colocation, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.

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

        We currently categorize our products, services and revenues among the following four categories:

  •
  Strategic services, which include primarily private line (including special access), broadband, Multiprotocol Label Switching ("MPLS") (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), Ethernet, hosting, colocation, video (including DIRECTV), Voice over Internet Protocol ("VoIP") and Verizon Wireless services;

  •
  Legacy services, which include primarily local, long-distance, Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations);

  •
  Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers; and

  •
  Affiliates and other services, which consist primarily of Universal Service Fund ("USF") revenues and surcharges and services we provide to our affiliates. We provide to our affiliates telecommunication services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services as well as network support and technical services.

        As of June 30, 2013, we served approximately 3.4 million broadband subscribers. We also operated approximately 7.8 million access lines, which are telephone lines reaching from the customers' premises to a connection with the public switched telephone network. Our methodology for counting our broadband subscribers and access lines includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. We count access lines when we install the service. Our methodology for counting our broadband subscribers and access lines may not be comparable to those of other companies.

        Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business.

Business Trends

        Our financial results have been impacted by several significant trends, including those described below.

  •
  Strategic services.  We continue to see shifts in the makeup of our total revenues as customers move to strategic services, such as broadband, Ethernet, MPLS, and video services, from legacy services, such as local and access services. Revenues from our strategic services represented 46% and 44% of our total revenues for the three months ended June 30, 2013 and 2012, respectively, and 46% and 43% of our total revenues for the six months ended June 30, 2013 and 2012, respectively. We expect these percentages to continue to grow. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. We believe that continually increasing connection speeds is important to remaining competitive in our industry. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services than would otherwise generally be available through a more traditional telecommunications network made up of only copper wires. In addition to our broadband network, we continue to expand our product offerings, including Ethernet and MPLS, and enhance our marketing efforts as we compete in a maturing market in which most consumers already have broadband services. We expect these efforts will improve our ability to compete and increase our broadband revenues. Another trend impacting our strategic services is the deployment of fiber-based special access services provided to wireless carriers, which in many cases replaces existing copper-based special access services. We believe the growth in fiber-based special access services provided to wireless carriers for backhaul will, ultimately, offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration is uncertain;

  •
  Legacy services.  Revenues from our legacy services represented 40% and 43% of our total revenues for the three months ended June 30, 2013 and 2012, respectively, and 40% and 44% of our total revenues for the six months ended June 30, 2013 and 2012 respectively. We expect these percentages to continue to decline at a slower pace than in the past. Our legacy services revenues have been and we expect they will continue to be adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenues associated with access lines, we continue to offer service bundling and other product promotions to help mitigate this trend, as described below;

  •
  Data integration.  We expect both data integration revenue and the related costs will fluctuate from quarter to quarter as this revenue stream tends to be more sensitive than revenues from our other services to changes in the economy and to changes in spending trends of our governmental customers, many of whom have experienced budget cuts;

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

Results of Operations

        The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Operating revenues	$2,840	2,836	5,636	5,675
Operating expenses	2,460	2,545	4,861	5,094

Operating income	380	291	775	581
Other income (expense)	(205)	(227)	(405)	(392)
Income tax expense	37	27	115	75

Net income	$138	37	255	114

        The following table summarizes certain of our selected operational metrics:

	As of June 30,
			Increase/ (Decrease)
	2013	2012(1)		% Change
	(in thousands)
Broadband subscribers(1)	3,371	3,251	120	4%
Access lines(1)	7,825	8,280	(455)	(5)%
Employees	24.8	25.6	(.8)	(3)%

(1)
The prior year numbers have been adjusted to include the operational metrics of our indirectly owned subsidiary, El Paso County Telephone Company, which had been previously excluded. The increase (in thousands) related to Broadband subscribers and Access lines attributable to El Paso County Telephone Company's inclusion is approximately 3 and 4, respectively.

Operating Revenues

        The following tables summarize our operating revenues:

	Three Months Ended June 30,
			Increase/ (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Strategic services	$1,295	1,235	60	5%
Legacy services	1,132	1,227	(95)	(8)%
Data integration	137	140	(3)	(2)%
Affiliates and other services	276	234	42	18%

Total operating revenues	$2,840	2,836	4	—%

	Six Months Ended June 30,
			Increase/ (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Strategic services	$2,573	2,457	116	5%
Legacy services	2,282	2,484	(202)	(8)%
Data integration	247	256	(9)	(4)%
Affiliates and other services	534	478	56	12%

Total operating revenues	$5,636	5,675	(39)	(1)%

  Strategic Services

        Strategic services revenues increased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 primarily due to volume increases in the number of broadband subscribers as well as volume increases in our Ethernet and MPLS services. These increases were partially offset by declines in our private line services revenues.

  Legacy Services

        Legacy services revenues decreased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 as a result of lower local and long-distance services revenues due to access line loss and reduced access services usage related to competitive pressures and product substitution. Legacy services revenues also decreased due to lower traditional WAN services caused by customer migration to our strategic services, product substitution and increased competition.

  Data Integration

        Data integration revenues decreased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 primarily due to decreased equipment sales and professional services, including network management, security and integration of customer premises equipment.

  Affiliates and Other Services

        Affiliates and other services revenues increased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 primarily due to an increase in the rates we charge for support services we provided to affiliates.

Operating Expenses

        The following tables summarize our operating expenses:

	Three Months Ended June 30,
			Increase/ (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,177	1,213	(36)	(3)%
Selling, general and administrative	409	444	(35)	(8)%
Operating expenses—affiliates	194	150	44	29%
Depreciation and amortization	680	738	(58)	(8)%

Total operating expenses	$2,460	2,545	(85)	(3)%

	Six Months Ended June 30,
			Increase/ (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,284	2,388	(104)	(4)%
Selling, general and administrative	847	928	(81)	(9)%
Operating expenses—affiliates	368	299	69	23%
Depreciation and amortization	1,362	1,479	(117)	(8)%

Total operating expenses	$4,861	5,094	(233)	(5)%

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

        Cost of services and products (exclusive of depreciation and amortization) decreased for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily due to decreases in salaries, wages and employee benefits costs associated with the reductions in headcount, reductions in severance costs and equipment and maintenance costs, which were partially offset by an increases in facility costs. Cost of services and products (exclusive of depreciation and amortization) decreased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to decreases in salaries, wages and employee benefits costs associated with the reductions in headcount, reductions in severance costs, customer premise equipment costs, access expense, and real estate and power costs, partially offset by increases in facility costs and network expense.

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

        Selling, general and administrative expenses decreased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 primarily due to decreases in salaries, wages and employee benefits costs associated with the reductions in headcount, reductions in severance costs, and decreases in bad debt expense and marketing and advertising costs. The decreases were partially offset by increases in professional fees and external commissions.

  Operating Expenses—Affiliates

        Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.

        Operating expenses—affiliates increased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 primarily due to higher levels of services provided to us by affiliates as a result of the continuing integration with CenturyLink.

Depreciation and Amortization

        The following tables provide detail regarding depreciation and amortization expense:

	Three Months Ended June 30,
			Increase/ (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Depreciation	$355	374	(19)	(5)%
Amortization	325	364	(39)	(11)%

Total depreciation and amortization	$680	738	(58)	(8)%

	Six Months Ended June 30,
			Increase/ (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Depreciation	$707	752	(45)	(6)%
Amortization	655	727	(72)	(10)%

Total depreciation and amortization	$1,362	1,479	(117)	(8)%

        Depreciation expense decreased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 primarily due to depreciation rate changes of certain telecommunications equipment. The rate changes are the result of our aged investment in plant becoming fully depreciated or retired at a faster rate than the acquisition of new plant. Amortization expense decreased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 partially due to the use of accelerated amortization for a portion of the customer relationship assets. In addition, amortization of capitalized software is lower due to investment becoming fully amortized faster than new software is acquired.

Other Consolidated Results

        The following tables summarize our total other income (expense) and income tax expense:

	Three Months Ended June 30,
			Increase/ (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Interest expense	$(141)	(154)	(13)	(8)%
Interest expense—affiliate	(63)	(30)	33	110%
Net loss on early retirement of debt	—	(45)	(45)	(100)%
Other income (expense)	(1)	2	(3)	(150)%

Total other income (expense)	$(205)	(227)	(22)	(10)%

Income tax expense	$37	27	10	37%

	Six Months Ended June 30,
			Increase/ (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Interest expense	$(282)	(324)	(42)	(13)%
Interest expense—affiliate	(128)	(34)	94	276%
Net loss on early retirement of debt	—	(37)	(37)	(100)%
Other income (expense)	5	3	2	67%

Total other income (expense)	$(405)	(392)	13	3%

Income tax expense	$115	75	40	53%

  Interest Expense

        Interest expense decreased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 primarily due to a lower weighted average coupon rate and lower principal amount on the outstanding debt resulting from several debt financing transactions in the past eighteen months. The decrease was partially offset by a reduction in the amortization of debt premiums which resulted from the accounting for CenturyLink's acquisition of us. See Note 2—Long-Term Debt and Revolving Promissory Notes to our consolidated financial statements in Item 1 of Part I of this report and "Liquidity and Capital Resources" below for additional information about our debt.

  Interest Expense—Affiliates

        Affiliate interest expense increased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 primarily due to increased loan balances that we owe to our affiliates under the revolving promissory notes.

  Income Tax Expense

        The effective tax rate for the six months ended June 30, 2013 was 31.1% compared to 39.7% for the comparative prior year period. The decrease in the effective tax rate is primarily due to the impact of a favorable settlement with the Internal Revenue Service of $33 million.

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

        At June 30, 2013, we had a working capital deficit of $804 million, reflecting current liabilities of $4.8 billion and current assets of $4.0 billion, compared to a working capital deficit of $2.4 billion as of December 31, 2012. The favorable change in our working capital position is primarily due to a $1.3 billion increase in the amount owed to us by our affiliates and the prepayment of QC senior debt in the amount of $750 million through the issuance of long-term debt, partially offset by a $631 million increase in notes payable to affiliates.

Revolving Promissory Notes

        QCII has a revolving promissory note with an affiliate of CenturyLink that provides us with a funding commitment with an aggregate principle amount available of $3.0 billion through June 30, 2022, of which $1.9 billion was outstanding as of June 30, 2013. As of June 30, 2013, the weighted average interest rate under this note was 6.665%. This revolving promissory note and accrued interest thereon is reflected on our consolidated balance sheets under notes payable—affiliates.

        Qwest Corporation ("QC") has a revolving promissory note with an affiliate of CenturyLink that provides QC with a funding commitment with an aggregate principle amount available of $1.0 billion through June 30, 2022, of which $729 million was outstanding as of June 30, 2013. As of June 30, 2013, the weighted average interest rate under this note was 6.665%. This revolving promissory note and accrued interest thereon is reflected on our consolidated balance sheets under notes payable—affiliates.

Debt and Other Financing Arrangements

        Subject to market conditions, we expect to continue to issue debt securities, from time to time through our QC subsidiary to refinance its maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to QC by credit rating agencies, among other factors.

        Following CenturyLink's announcement on February 13, 2013 of changes in its capital allocation plans, two credit agencies downgraded CenturyLink's debt credit ratings. As of the date of this report, the credit ratings for the senior unsecured debt of QCII and QC were as follows:

Agency	QCII	QC
Standard & Poor's	BB	BBB-
Moody's Investors Service, Inc.	Ba1	Baa3
Fitch Ratings	BB+	BBB-

        Downgrades of our or QC's senior unsecured debt credit ratings would likely raise our borrowing costs and could, under certain circumstances, limit our access to the capital markets. Similarly, the recent downgrades of CenturyLink's senior unsecured debt ratings and additional downgrades of CenturyLink's ratings could, under certain circumstances, increase the cost of CenturyLink's borrowing under the Credit Facility, and could limit its access to the capital markets, which could indirectly impact us. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.

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

        In 2012 and early 2013 CenturyLink accepted approximately $35 million from Round 1 of Phase 1 of the Federal Communications Commission's ("FCC") Connect America Fund ("CAF") established by Congress to help telecommunications carriers defray the cost of providing broadband access to remote customers. Of the $35 million, QC received approximately $30 million and intends to use the funds to deploy broadband service for up to 39,000 homes in unserved rural areas principally in Colorado, Minnesota, New Mexico and Washington. In 2013, the FCC announced another round of CAF funding and CenturyLink is eligible to receive up to $90 million of additional funding under Round 2 of Phase I of CAF. CenturyLink is currently evaluating how much of this funding to accept.

Pension and Post-retirement Benefit Obligations

        We are subject to material obligations under our existing defined benefit pension plans and other post-retirement benefit plans. The accounting unfunded status of our plans is measured annually at December 31. See Note 8—Employee Benefits to our consolidated financial statements in Item 8 of our Annual Report Form 10-K for the year ended December 31, 2012 for additional information about our pension and other post-retirement benefit arrangements.

        Benefits paid by our qualified pension plan are paid through a trust that holds all plan assets. Based on current laws and circumstances, we do not expect to be required to make a cash contribution to this plan in 2013 or 2014. The actual amount of required contribution to our plan in 2015 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations.

        Certain of our post-retirement health care and life insurance benefits plans are unfunded. A trust holds assets that are used to help cover the health care costs of certain retirees. As of December 31, 2012, the fair value of the trust assets was $572 million; however, a portion of these assets is comprised of investments with restricted liquidity. We estimate that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately four years. Thereafter, covered benefits will be paid either directly by us or from the trust as the remaining assets become liquid. The actual number of years that our more liquid assets will fund covered benefits could be substantially shorter or longer than projected depending on changes in projected health care costs, returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.

        Our estimated annual long-term rate of return on the pension and post-retirement plans trust assets is 7.5% based on the assets currently held; however, actual returns could vary widely in any given year.

Historical Information

        The following table summarizes our cash flow activities:

	Six Months Ended June 30,
	2013	2012	Change
	(Dollars in millions)
Cash Flows Provided By (Used In)
Operating activities	$1,546	1,078	468
Investing activities	(2,124)	50	(2,174)
Financing activities	552	(1,135)	1,687

Increase (Decrease) in Cash and Cash Equivalents	$(26)	(7)	(19)

        Net cash provided by operating activities increased in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to changes in our accounts receivable and payable-affiliates, net, which was the result of the repayment to our parent for pension plan contributions they made on our behalf in 2012. For additional information about our operating results, see "Results of Operations" above.

        Net cash used in investing activities increased in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to an increase in the amount of funds advanced to our affiliates and a decrease in the proceeds received from the sale of property.

        Net cash provided by financing activities increased in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This increase was primarily due to a decrease of net debt pay downs during the six months ended June 30, 2013 as compared to the comparable period in 2012.

        On June 15, 2013, QC paid at maturity the $750 million principal amount of its floating rate Notes.

        On May 23, 2013, QC issued $775 million aggregate principal amount of 6.125% Notes due 2053, including $25 million principal amount that was sold pursuant to an over-allotment option granted to the underwriters for the offering, in exchange for net proceeds, after deducting underwriting discounts and expenses, of approximately $752 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, on or after June 1, 2018 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

Certain Matters Related to CenturyLink's Acquisition of Us

        Effective after CenturyLink's acquisition of us, we are included in the consolidated federal income tax return of CenturyLink. CenturyLink is in the process of developing a post-acquisition intercompany agreement for allocation of consolidated income tax liabilities. Until this agreement is finalized, we will continue to account for income tax expense on a separate return basis. We are also included in certain combined state tax returns filed by CenturyLink and the same accounting applies.

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

        The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Six Months Ended June 30, 2013	April 1, 2011 thru December 31, 2012	Total Since Acquisition
	(Dollars in millions)
Amortized	$34	240	274
Extinguished	—	235	235

Total premiums recognized	$34	475	509

        The remaining premium of $184 million as of June 30, 2013 will reduce interest expense in future periods, unless otherwise extinguished.

Other Matters

        We also are involved in various legal proceedings that could have a material adverse effect on our financial position. See Note 7—Commitment and Contingencies to our consolidated financial statements in Item 1 of Part I of this report for the current status of such legal proceedings.

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012, or (iii) discussed under the heading "Market Risk" below.

Market Risk

        We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

        From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of June 30, 2013, we had no such instruments outstanding.

        There were no material changes to market risks arising from changes in interest rates for the six months ended June 30, 2013, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

        In addition to historical information, this MD&A includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated, projected, expressed or implied if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, access charges, universal service, broadband deployment and net neutrality); our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages, our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by CenturyLink's recent acquisitions; CenturyLink's ability to successfully integrate recently acquired operations into its operations, including the possibility that the anticipated benefits from these acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; CenturyLink's and our ability to use net operating loss carryovers in projected amounts; CenturyLink's ability to effectively manage its expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services, including our ability to effectively respond to increased demand for high-speed broadband services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; any adverse developments in legal or regulatory proceedings involving CenturyLink and us; unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in CenturyLink or our pension funding requirements or otherwise; the effects of adverse weather; other risks referenced in this report (including in "Risk Factors" in Item 1A of Part II of this report) or from time to time in other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to our business are described in greater detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as updated and supplemented by our subsequent SEC reports, including this report. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of our forward-looking statements for any reason.

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

        Glen F. Post, III, the Chief Executive Officer of CenturyLink and us, and R. Stewart Ewing, Jr., the Chief Financial Officer of CenturyLink and us, have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at June 30, 2013. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting during the second quarter of 2013 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Affecting Our Business

Increasing competition, including product substitution, continues to cause access line losses, which have adversely affected and could continue to adversely affect our operating results and financial condition.

        We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. In addition to competition from larger national telecommunications providers, we are facing increasing competition from a variety of other sources, including cable and satellite companies, wireless providers, broadband providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. In addition, regulatory developments over the past several years have generally increased competitive pressures on our business. Due to some of these and other factors, we continue to lose access lines.

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

        We have taken a variety of steps to counter these declines, including:

  •
  an increased focus on selling a broader range of higher-growth strategic services which are described in detail in Item 2 of Part I of this report;

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

        Approximately 12,000 or 48% of our employees are members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers and are subject to collective bargaining agreements that expired October 6, 2012. Since then, we have been negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the applicable unions have agreed to provide us with at least twenty-four hour advance notice before terminating those predecessor agreements. On July 30, 2013, we reached a tentative agreement in our contract negotiations with the Communication Workers of America for a four-year labor contract covering approximately 12,000 of our employees. The new contract must be approved by the union's membership. The union has advised us that it plans to seek this approval before the end of September 2013.

        We may be unable to reach new agreements acceptable to our unions and their membership, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

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

        Unfavorable general economic conditions, including the unstable economy and credit market, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of factors in the United States, Europe, Asia and developing countries may result in a prolonged period of economic downturn, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to governmental customers that have recently suffered substantial budget cuts with the prospects of additional future budget cuts. Any one or more of these circumstances could cause our revenues to continue declining. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to raise capital.

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

        Our success depends largely on the skills, experience and performance of a limited number of senior officers. Competition for senior management in our industry is intense and we may have difficulty retaining our current senior officers or attracting new ones in the event of terminations or resignations. For a discussion of similar retention concerns relating to our recent mergers, please see the risks described below under the heading "Risk Factors—Risks Relating to our Recent Acquisition."

As a holding company, we rely on payments from our operating companies to meet our obligations.

        As a holding company, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and their distribution of those earnings to us in the form of dividends, loans or other payments. As a result, we rely upon our subsidiaries to generate the funds necessary to meet our obligations, including the payment of amounts owed under our long-term debt. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us or, subject to limited exceptions for tax-sharing, to make any funds available to us to repay our obligations, whether by dividends, loans or other payments. All of our subsidiaries are subject to state law restrictions that limit the amount of dividends they can pay us. In addition, restrictions that have been or may be imposed by state regulators (either in connection with obtaining necessary approval for our sale to CenturyLink or in connection with our regulated operations), and restrictions imposed by credit agreements applicable to certain of our subsidiaries may limit the amount of funds that subsidiaries are permitted to transfer to us, including the amount of dividends that may be paid to us. Moreover, our rights to receive assets of any subsidiary upon its liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Item 2 of Part I of this report for further discussion on these matters.

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

        As described in Note 7—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report, CenturyLink and we are involved in several legal proceedings that, if resolved against them or us, could have a material adverse effect on their, as well as our, business and financial condition. These matters include certain KPNQwest matters, which present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. We continue to defend against these matters vigorously and are currently unable to provide any estimate as to the timing of their resolution.

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

        There are other material proceedings pending against CenturyLink and us, as described in the above-referenced Note 7. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

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

        Risks associated with recent changes in federal regulation.    On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("CAF order") intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct federal universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition over the next decade as intercarrier compensation charges are reduced, federal universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end user customers are gradually increased. We expect these changes will substantially increase the pace of reductions in the amount of switched access revenues we receive in our wholesale business, while creating opportunities for increases in federal Universal Service Fund ("USF") and retail revenue streams. Several judicial challenges to the CAF order are pending and additional future challenges are possible, any of which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. Moreover, rulemaking designed to implement the CAF order is not complete, and several FCC proceedings relating to the order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.

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

        In order to continue to provide quality high-speed data service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently and to invest in our networks. The FCC's "net neutrality" regulations, which are currently on appeal to the federal circuit court, could adversely impact our ability to operate our high-speed data network profitably and to undertake the upgrades and implement network management practices that may be needed to continue to provide high quality high-speed data services, and could therefore negatively impact our ability to compete effectively.

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

        For a more thorough discussion of the regulatory issues that may affect our business, see "Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.

Risks Affecting our Liquidity and Capital Resources

CenturyLink's and our high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.

        Our parent, CenturyLink, and we continue to carry significant debt. As of June 30, 2013, our consolidated debt was approximately $9.6 billion, which was included in CenturyLink's consolidated debt of approximately $20.6 billion as of that date. Approximately $2.7 billion of CenturyLink's debt securities, which includes approximately $0.9 billion of our debt securities, come due over the next thirty-six months.

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

        We expect to periodically require financing to meet our debt obligations as they come due. While we currently believe that we will have access to financial resources sufficient to meet or refinance our obligations when they come due, we cannot fully anticipate our future financial condition or the future condition of the credit markets or the economy generally. Due to the unstable economy and credit markets, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if we are required to contribute a material amount of cash to our pension plans, if we are required to begin to pay other post-retirement benefits significantly earlier than anticipated, if CenturyLink or we become subject to significant judgments or settlements in one or more of the matters discussed in Note 7—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all.

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

        Nationally recognized credit rating organizations have issued credit ratings relating to our long-term debt and the long-term debt of several of our subsidiaries, including QC, which we envision will continue to issue debt securities to retire or refinance its outstanding indebtedness as it becomes due. There can be no assurance that any rating assigned to any of these debt securities will remain in effect for any given period of time or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency's judgment, circumstances so warrant. A downgrade of any of these credit ratings could adversely affect the market price of some or all of our outstanding debt securities, limit QC's access to the capital markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all, result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur, increase our cost of borrowing, and impair our business, financial condition and results of operations.

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

        We are currently subject to material obligations under our defined benefit pension plans and other post-retirement benefit plans. As of December 31, 2012, our pension plans and the trust for our other post-retirement benefit plans were substantially underfunded from an accounting standpoint. See Note 8—Employee Benefits to our consolidated financial statements in Item 8 of our Annual Report Form 10-K for the year ended December 31, 2012.

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

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, our consolidated financial statements and related disclosures could be materially affected.

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
k.
Twelfth Supplemental Indenture, dated as of May 23, 2013, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on May 22, 2013).

Exhibit Number	Description
4.7	Indenture, dated as of February 5, 2004, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, National Association (incorporated by reference to 4.17 of Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-15577) filed with the Securities and Exchange Commission on March 11, 2004).
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
31.1*	Certification of the Chief Executive Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101*	Financial statements from the Quarterly Report on Form 10-Q of Qwest Communications International Inc. for the period ended June 30, 2013, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholder's Equity (Deficit) and (vi) the Notes to our Consolidated Financial Statements.

*
Exhibit filed herewith.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2013.

QWEST COMMUNICATIONS INTERNATIONAL INC., A DELAWARE CORPORATION
By:	/s/ DAVID D. COLE David D. Cole Senior Vice President, Controller and Operations Support (Chief Accounting Officer)