Form 10-Q
period 2013-09-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2013-11-13
CIK 1037949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On November 13, 2013, there were 1,000 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$2,680	2,712	8,024	8,173
Operating revenues—affiliates	168	113	460	327
Total operating revenues	2,848	2,825	8,484	8,500
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,216	1,227	3,500	3,615
Selling, general and administrative	626	384	1,473	1,312
Operating expenses—affiliates	203	165	571	464
Depreciation and amortization	687	727	2,049	2,206
Total operating expenses	2,732	2,503	7,593	7,597
OPERATING INCOME	116	322	891	903
OTHER INCOME (EXPENSE)
Interest expense	(144)	(147)	(426)	(471)
Interest expense—affiliates	(74)	(37)	(202)	(71)
Net loss on early retirement of debt	—	(1)	—	(38)
Other income (expense)	3	—	8	3
Total other income (expense)	(215)	(185)	(620)	(577)
(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(99)	137	271	326
Income tax benefit (expense)	38	(54)	(77)	(129)
NET (LOSS) INCOME	$(61)	83	194	197
See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
NET (LOSS) INCOME	$(61)	83	194	197
OTHER COMPREHENSIVE (LOSS) INCOME:
Defined benefit pension and post-retirement plans, net of $(1), $–, $(3), and $– tax	2	—	5	—
COMPREHENSIVE (LOSS) INCOME	$(59)	83	199	197
See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2013	December 31, 2012
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$112	87
Accounts receivable, less allowance of $69 and $76	1,200	1,177
Advances to affiliates	2,207	500
Deferred income taxes, net	587	473
Other	369	320
Total current assets	4,475	2,557
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	12,852	11,765
Accumulated depreciation	(3,647)	(2,638)
Net property, plant and equipment	9,205	9,127
GOODWILL AND OTHER ASSETS
Goodwill	10,123	10,123
Customer relationships, less accumulated amortization of $2,426 and $1,736	5,132	5,822
Other intangible assets, less accumulated amortization of $1,067 and $828	1,095	1,277
Other	369	340
Total goodwill and other assets	16,719	17,562
TOTAL ASSETS	$30,399	29,246
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$98	856
Accounts payable	678	687
Notes payable—affiliates	2,699	2,023
Accrued expenses and other liabilities
Salaries and benefits	428	450
Income and other taxes	258	260
Interest	174	128
Other	341	86
Advance billings and customer deposits	463	452
Total current liabilities	5,139	4,942
LONG-TERM DEBT	9,456	8,772
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue	209	192
Benefit plan obligations, net	3,573	3,699
Deferred income taxes, net	706	494
Other	493	523
Total deferred credits and other liabilities	4,981	4,908
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDER'S EQUITY
Common stock—$0.01 par value, 1,000 shares authorized; 1,000 shares issued, owned by CenturyLink, Inc.	—	—
Additional paid-in capital	12,273	12,273
Accumulated other comprehensive loss	(813)	(818)
Accumulated deficit	(637)	(831)
Total stockholder's equity	10,823	10,624
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$30,399	29,246
See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$194	197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,049	2,206
Deferred income taxes	96	117
Provision for uncollectible accounts	57	73
Long-term debt premium amortization	(47)	(67)
Net loss on early retirement of debt	—	38
Changes in current assets and current liabilities:
Accounts receivable	(80)	(80)
Accounts payable	(2)	(51)
Accounts receivable and payable—affiliates, net	—	(307)
Accrued income and other taxes	18	(1)
Other current assets and other current liabilities, net	249	66
Retirement benefits	(99)	(96)
Changes in other noncurrent assets and liabilities, net	(18)	(80)
Other, net	8	2
Net cash provided by operating activities	2,425	2,017
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(1,266)	(1,121)
Changes in advances to affiliates	(1,707)	(28)
Proceeds from sale of property	—	133
Net cash used in investing activities	(2,973)	(1,016)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	752	896
Payments of long-term debt	(835)	(2,761)
Early retirement of debt costs	—	(178)
Dividends paid to CenturyLink, Inc.	—	(750)
Changes in notes payable—affiliates	676	1,985
Changes in advances from affiliates	(20)	(187)
Net cash provided by (used in) financing activities	573	(995)
Net increase in cash and cash equivalents	25	6
Cash and cash equivalents at beginning of period	87	48
Cash and cash equivalents at end of period	$112	54
Supplemental cash flow information:
Income taxes refunded (paid), net	$1	(1)
Interest (paid) (net of capitalized interest of $19 and $19)	$(501)	(585)
See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$—	—
Balance at end of period	—	—
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	12,273	12,273
Balance at end of period	12,273	12,273
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(818)	(446)
Other comprehensive income	5	—
Balance at end of period	(813)	(446)
ACCUMULATED DEFICIT
Balance at beginning of period	(831)	(551)
Net income	194	197
Dividends declared to CenturyLink, Inc.	—	(588)
Balance at end of period	(637)	(942)
TOTAL STOCKHOLDER'S EQUITY	$10,823	10,885
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
Our consolidated balance sheet as of December 31, 2012, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations for the first nine months of the year are not necessarily indicative of the consolidated results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.
The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.
(2)   Goodwill
We test our goodwill and other indefinite-lived intangible assets for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our testing determines the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is September 30, at which date we test our one reporting unit, Qwest.
We compare Qwest’s estimated fair value to the carrying value of equity. If the estimated fair value of Qwest is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the Qwest is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than its carrying value of goodwill, goodwill must be written down to its implied fair value.
At September 30, 2013, as a result of changes in our forecasted cash flows since our previous quantitative assessment, we did not have a baseline valuation upon which to perform a qualitative assessment. Therefore, we are in the process of completing our goodwill impairment testing by considering both a market approach and a discounted cash flow method. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows beyond the cash flows from the discrete projection period.
Our direct parent, CenturyLink, has not completed its goodwill impairment test as of September 30, 2013, and as a result, we also have not completed our impairment test; however, based on our analysis performed thus far, we do not anticipate an impairment of our goodwill. We expect to complete our impairment analysis prior to reporting our financial results for the fourth quarter of 2013.

(3)   Long-Term Debt and Revolving Promissory Notes
Long-term debt, including unamortized discounts and premiums, is as follows:

	Interest Rates	Maturities	September 30, 2013	December 31, 2012
			(Dollars in millions)
Qwest Communications International Inc.
Senior notes	7.125%	2018	$800	800
Unamortized premiums			43	49
Qwest Capital Funding
Senior notes	6.500% - 7.750%	2018 - 2031	981	981
Unamortized premiums, net			25	27
Qwest Corporation
Senior notes	6.125% - 8.375%	2014 - 2053	7,411	7,386
Capital lease and other obligations	Various	Various	85	113
Unamortized premiums, net			86	127
Qwest Communications Company, LLC
Capital lease and other obligations	Various	Various	123	145
Total long-term debt			9,554	9,628
Less current maturities			(98)	(856)
Long-term debt, excluding current maturities			$9,456	8,772
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
Revolving Promissory Notes
QCII has a revolving promissory note with an affiliate of CenturyLink that provides us with a funding commitment with an aggregate principal amount available of $3.0 billion through June 30, 2022, of which $1.958 billion was outstanding as of September 30, 2013. As of September 30, 2013, the weighted average interest rate under this note was 6.783%. This revolving promissory note and accrued interest thereon is reflected on our consolidated balance sheets as a current liability under notes payable—affiliates.
QC has a revolving promissory note with an affiliate of CenturyLink that provides QC with a funding commitment with an aggregate principal amount available of $1.0 billion through June 30, 2022, of which $741 million was outstanding as of September 30, 2013. As of September 30, 2013, the weighted average interest rate under this note was 6.783%. This revolving promissory note and accrued interest thereon is reflected on our consolidated balance sheets as a current liability under notes payable—affiliates.
Covenants
As of September 30, 2013, we believe we were in compliance with the provisions and covenants of our debt agreements.
(4)   Severance and Leased Real Estate
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
We report the current portion of liabilities for real estate leases that we have ceased using in accrued expenses and other liabilities and report the noncurrent portion in other noncurrent liabilities under deferred credits and other liabilities in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At September 30, 2013, the current and noncurrent portions of our leased real estate accrual were $18 million and $99 million, respectively. The remaining lease terms range from 0.3 to 12.3 years, with a weighted average of 8.7 years.
Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2012	$7	131
Accrued to expense	6	—
Payments, net	(9)	(12)
Reversals and adjustments	—	(2)
Balance at September 30, 2013	$4	117
(5)   Employee Benefits
Net periodic pension benefit (income) expense included the following components:

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Service cost	$13	15	43	44
Interest cost	83	97	250	293
Expected return on plan assets	(149)	(144)	(447)	(432)
Recognition of actuarial loss	2	—	5	—
Net periodic pension benefit (income) expense	$(51)	(32)	(149)	(95)
Net periodic post-retirement benefit expense (income) included the following components:

	Post-Retirement Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Service cost	$3	2	9	6
Interest cost	30	37	88	110
Expected return on plan assets	(9)	(10)	(27)	(31)
Recognition of actuarial loss	1	—	3	—
Net periodic post-retirement benefit expense (income)	$25	29	73	85
We report net periodic benefit (income) expense for our qualified pension, non-qualified pension and post-retirement benefit plans in cost of services and products and selling, general and administrative expenses on our consolidated statements of operations.

(6)   Fair Value Disclosure
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease obligations, as well as the input level used to determine the fair values:

		September 30, 2013		December 31, 2012
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease obligations	2	$9,346	9,225	9,370	9,909
(7)   Products and Services Revenues
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

Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Strategic services	$1,313	1,258	3,886	3,715
Legacy services	1,113	1,197	3,395	3,681
Data integration	138	137	385	393
Affiliates and other services	284	233	818	711
Total operating revenues	$2,848	2,825	8,484	8,500
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
The table below presents the aggregate USF surcharges recognized on a gross basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
USF and surcharges included in operating revenues and expenses	$90	95	278	298
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
(8)   Commitments and Contingencies
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
Litigation Matters Relating to Qwest
On July 16, 2013, Comcast MO Group, Inc. ("Comcast") filed a lawsuit in Colorado state court against Qwest Communications International, Inc. ("Qwest"). Comcast alleges Qwest breached the parties' 1998 tax sharing agreement ("TSA") when it refused to partially indemnify Comcast for a tax liability settlement Comcast reached with the Commonwealth of Massachusetts in a dispute to which we were not a party. Comcast seeks approximately $80 million in damages, excluding interest. Qwest and Comcast are parties to the TSA in their capacities as successors to the TSA's original parties, U S WEST, Inc., a telecommunications company, and MediaOne Group, Inc., a cable television company, respectively. We have not accrued a liability for this matter because we do not believe that liability is probable.

KPNQwest Litigation/Investigation
On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which we were a major shareholder) filed a lawsuit in the District Court of Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. We and Koninklijke KPN N.V. ("KPN") are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with us. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $5.7 billion based on the exchange rate on September 30, 2013), plus statutory interest. Two lawsuits asserting similar claims were previously filed against Qwest and others in federal courts in New Jersey in 2004 and Colorado in 2009; those courts dismissed the lawsuits without prejudice on the grounds that the claims should not be litigated in the United States.
In October 2013 following a confidential mediation, Qwest, KPN, and the trustees reached a tentative oral agreement on the principal financial terms of a potential settlement. The potential settlement terms include Qwest’s payment of €172 million (or approximately $233 million based on the exchange rate on September 30, 2013) to the KPNQwest bankruptcy estate pursuant to its indemnification obligations, discussed below. The tentative settlement is subject to several conditions, including the negotiation and execution of a definitive settlement agreement acceptable to the plaintiffs and various other defendants and the approval of the Dutch bankruptcy court.
On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against us, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with us. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $296 million based on the exchange rate on September 30, 2013). The value of this claim will be reduced to the degree plaintiffs receive recovery from the tentative trustee settlement described above. While we expect the plaintiffs would receive proceeds from any such trustee settlement, the amounts of such expected recovery are not yet known. On April 25, 2012, the court issued its judgment denying the claims asserted by Cargill and Citibank in their lawsuit. Cargill and Citibank are appealing that decision.
Regarding the 2010 proceeding filed by the trustees, we have accrued a liability in the third quarter of 2013 in the pre-tax amount of €172 millions (or approximately $233 million reflected in other current liabilities in our accompanying consolidated financial statements based on the exchange rate on September 30, 2013), which equals Qwest’s proposed contribution under the terms of the tentative settlement. In the event that a settlement is not finalized, we will continue to defend against the matter vigorously. Regarding the 2006 suit brought by Cargill Financial Markets, Plc and Citibank, N.A, we do not believe that liability is probable and will continue to defend against the matter vigorously.
Other Matters
Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in courts located in 34 states in which Qwest has such cable (Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, and Wisconsin.) For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our cable in the right-of-way without the plaintiffs' consent. Most of the currently pending actions purport to be brought on behalf of state-wide classes in the named plaintiffs' respective states, although one action pending before the Illinois Court of Appeals purports to be brought on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. After previous attempts to enter into a single nationwide settlement in a single court proved unsuccessful, the parties proceeded to seek court approval of settlements on a state-by-state basis. To date, the parties have received final approval of such settlements in 29 states (Alabama, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Utah, Virginia and Wisconsin), have received only preliminary approval of the settlement in one state (Kentucky), and have not yet received either preliminary or final approval in one state where an action is pending (Texas) and three states where actions were at one time, but are not currently, pending (Arizona, Massachusetts and New Mexico). We have accrued an amount that we believe is probable for these matters; however, the amount is not material to our consolidated financial statements.

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
(9)   Other Financial Information
Other Current Assets
Other current assets reflected on our consolidated balance sheets consisted of the following:

	Other Current Assets
	September 30, 2013	December 31, 2012
	(Dollars in millions)
Prepaid expenses	$197	195
Other	172	125
Total other current assets	$369	320
(10)   Labor Union Contracts
Approximately 12,000 or 48% of our employees are members of various bargaining units represented by the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW") and are subject to collective bargaining agreements that expired October 6, 2012. Since the expirations, we have been negotiating the terms of new agreements. Recently, we reached conditional agreements with CWA District 7 and IBEW Local 206 for a four-year collective bargaining agreement covering approximately 12,000 of our employees. After rejecting the initial agreements, the CWA and IBEW members approved the second agreements and they became effective on October 25, 2013. The new agreements will expire on October 7, 2017.
(11)  Financial Statements of Guarantors
QCII and our wholly owned subsidiaries, Qwest Capital Funding, Inc ("QCF") and Qwest Service Company ("QSC"), guarantee the payment of certain of each other's registered debt securities. As of September 30, 2013, each series of QCII's outstanding notes totaling $800 million in aggregate principal amount is guaranteed on a senior unsecured basis by QCF and QSC (the "QCII Guaranteed Notes"). These notes are guaranteed through their respective maturity dates, the latest of which is in April 2018. In addition, each series of QCF's outstanding notes totaling $981 million in aggregate principal amount is guaranteed on a senior unsecured basis by QCII (the "QCF Guaranteed Notes"). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2031. The guarantees described above are full and unconditional and joint and several. A significant amount of QCII's and QSC's income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries.
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
Out-of-Period Adjustment
In conjunction with finalizing our 2012 Annual Report on Form 10-K, we discovered that certain transactions with affiliates had been presented incorrectly in our consolidating statements of cash flows for the period ended September 30, 2012. Specifically, the settlement of certain intercompany obligations by and between our consolidated affiliates were treated as operating cash flows, which had the effect of understating the operating cash flows for the guarantors and overstating the operating cash flows for the non-guarantors by $671 million, with offsetting effects recorded as investing and financing activities for the nine months ended September 30, 2012. We considered both quantitative and qualitative factors in reaching the conclusion that the correction of the error was immaterial to our previously issued financial statements. Correcting this error affected certain entities included in our consolidating statements of cash flows but did not affect our consolidated statement of cash flows.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES:
Operating revenues	$—	—	2,680	—	2,680
Operating revenues—affiliates	—	(1)	169	—	168
Total operating revenues	—	(1)	2,849	—	2,848
OPERATING EXPENSES:
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,216	—	1,216
Selling, general and administrative	220	—	408	(2)	626
Operating expenses—affiliates	—	—	201	2	203
Depreciation and amortization	9	—	678	—	687
Total operating expenses	229	—	2,503	—	2,732
OPERATING (LOSS) INCOME	(229)	(1)	346	—	116
OTHER INCOME (EXPENSE)
Interest expense	(12)	(17)	(115)	—	(144)
Interest expense—affiliates	(34)	(28)	(37)	25	(74)
Interest income—affiliates	—	26	—	(25)	1
Income from equity investments in subsidiaries	211	46	—	(257)	—
Other income	1	—	1	—	2
Total other income (expense)	166	27	(151)	(257)	(215)
(LOSS) INCOME BEFORE INCOME TAX BENEFIT (EXPENSE)	(63)	26	195	(257)	(99)
Income tax benefit (expense)	2	185	(149)	—	38
NET (LOSS) INCOME	$(61)	211	46	(257)	(61)
COMPREHENSIVE (LOSS) INCOME	$(59)	211	46	(257)	(59)
_______________________________________________________________________________

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)	QSC is a guarantor of the QCII Guaranteed Notes.

(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES:
Operating revenues	$—	—	2,712	—	2,712
Operating revenues—affiliates	—	—	113	—	113
Total operating revenues	—	—	2,825	—	2,825
OPERATING EXPENSES:
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,227	—	1,227
Selling, general and administrative	2	—	382	—	384
Operating expenses—affiliates	—	—	165	—	165
Depreciation and amortization	15	—	712	—	727
Total operating expenses	17	—	2,486	—	2,503
OPERATING (LOSS) INCOME	(17)	—	339	—	322
OTHER INCOME (EXPENSE)
Interest expense	(21)	(17)	(109)	—	(147)
Interest expense—affiliates	(26)	(28)	(11)	28	(37)
Interest income—affiliates	—	28	—	(28)	—
Income from equity investments in subsidiaries	144	75	—	(219)	—
Net gain (loss) on early retirement of debt	12	—	(13)	—	(1)
Other income (expense)	(14)	—	14	—	—
Total other income (expense)	95	58	(119)	(219)	(185)
INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)	78	58	220	(219)	137
Income tax benefit (expense)	5	86	(145)	—	(54)
NET INCOME (LOSS)	$83	144	75	(219)	83
COMPREHENSIVE INCOME (LOSS)	$83	144	75	(219)	83
_______________________________________________________________________________

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)	QSC is a guarantor of the QCII Guaranteed Notes.

(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES:
Operating revenues	$—	—	8,024	—	8,024
Operating revenues—affiliates	—	7	461	(8)	460
Total operating revenues	—	7	8,485	(8)	8,484
OPERATING EXPENSES:
Cost of services and products (exclusive of depreciation and amortization)	—	4	3,496	—	3,500
Selling, general and administrative	242	10	1,223	(2)	1,473
Operating expenses—affiliates	—	—	577	(6)	571
Depreciation and amortization	32	—	2,017	—	2,049
Total operating expenses	274	14	7,313	(8)	7,593
OPERATING (LOSS) INCOME	(274)	(7)	1,172	—	891
OTHER INCOME (EXPENSE)
Interest expense	(37)	(52)	(337)	—	(426)
Interest expense—affiliates	(105)	(84)	(91)	78	(202)
Interest income—affiliates	—	79	1	(78)	2
Income from equity investments in subsidiaries	597	253	—	(850)	—
Other income	5	—	1	—	6
Total other income (expense)	460	196	(426)	(850)	(620)
INCOME BEFORE INCOME TAX BENEFIT (EXPENSE)	186	189	746	(850)	271
Income tax benefit (expense)	8	408	(493)	—	(77)
NET INCOME (LOSS)	$194	597	253	(850)	194
COMPREHENSIVE INCOME (LOSS)	$199	597	253	(850)	199
_______________________________________________________________________________

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)	QSC is a guarantor of the QCII Guaranteed Notes.

(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING REVENUES:
Operating revenues	$—	—	8,173	—	8,173
Operating revenues—affiliates	—	3	327	(3)	327
Total operating revenues	—	3	8,500	(3)	8,500
OPERATING EXPENSES:
Cost of services and products (exclusive of depreciation and amortization)	—	—	3,615	—	3,615
Selling, general and administrative	5	3	1,304	—	1,312
Operating expenses—affiliates	—	—	467	(3)	464
Depreciation and amortization	49	—	2,157	—	2,206
Total operating expenses	54	3	7,543	(3)	7,597
OPERATING (LOSS) INCOME	(54)	—	957	—	903
OTHER INCOME (EXPENSE)
Interest expense	(85)	(51)	(335)	—	(471)
Interest expense—affiliates	(48)	(82)	(22)	81	(71)
Interest income—affiliates	—	81	—	(81)	—
Income from equity investments in subsidiaries	361	135	—	(496)	—
Net gain (loss) on early retirement of debt	12	—	(50)	—	(38)
Other income (expense)	(1)	—	4	—	3
Total other income (expense)	239	83	(403)	(496)	(577)
INCOME BEFORE INCOME TAX BENEFIT (EXPENSE)	185	83	554	(496)	326
Income tax benefit (expense)	12	278	(419)	—	(129)
NET INCOME	$197	361	135	(496)	197
COMPREHENSIVE INCOME	$197	361	135	(496)	197
_______________________________________________________________________________

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)	QSC is a guarantor of the QCII Guaranteed Notes.

(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2013
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2	80	30	—	112
Accounts receivable, less allowance	11	—	1,189	—	1,200
Notes receivable—affiliates	—	1,413	—	(1,413)	—
Advances to affiliates	188	2,180	—	(161)	2,207
Deferred income taxes, net	—	439	148	—	587
Other	—	—	369	—	369
Total current assets	201	4,112	1,736	(1,574)	4,475
Net property, plant and equipment	—	—	9,205	—	9,205
Goodwill	—	—	10,123	—	10,123
Customer relationships, net	—	—	5,132	—	5,132
Other intangible assets, net	32	—	1,063	—	1,095
Investments in subsidiaries	14,619	12,781	—	(27,400)	—
Deferred income taxes, net	1,331	473	—	(1,804)	—
Prepaid pension, post-retirement and other post-employment benefits—affiliate	1,574	—	—	(1,570)	4
Other	37	7	321	—	365
TOTAL ASSETS	$17,794	17,373	27,580	(32,348)	30,399
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	98	—	98
Notes payable—affiliates	1,958	1,413	741	(1,413)	2,699
Accounts payable	(1)	—	679	—	678
Accounts payable—affiliates	—	—	161	(161)	—
Accrued expenses and other liabilities	442	14	745	—	1,201
Advance billings and customers deposits	—	—	463	—	463
Total current liabilities	2,399	1,427	2,887	(1,574)	5,139
LONG-TERM DEBT	843	1,007	7,606	—	9,456
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	—	—	209	—	209
Benefit plan obligations, net	3,573	—	—	—	3,573
Pension, post-retirement and other post-employment benefits obligations and other—affiliates	—	290	1,280	(1,570)	—
Deferred income taxes	—	—	2,510	(1,804)	706
Other	156	30	307	—	493
Total deferred credits and other liabilities	3,729	320	4,306	(3,374)	4,981
Stockholder's equity	10,823	14,619	12,781	(27,400)	10,823
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,794	17,373	27,580	(32,348)	30,399
_______________________________________________________________________________

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)	QSC is a guarantor of the QCII Guaranteed Notes.

(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

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
_______________________________________________________________________________

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)	QSC is a guarantor of the QCII Guaranteed Notes.

(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash provided by (used in) operating activities	$(106)	643	1,888	—	2,425
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	—	—	(1,266)	—	(1,266)
Changes in advances to affiliates	(188)	(1,242)	223	(500)	(1,707)
Other, net	300	950	—	(1,250)	—
Net cash (used in) provided by investing activities	112	(292)	(1,043)	(1,750)	(2,973)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	—	752	—	752
Payments of long-term debt	—	—	(835)	—	(835)
Changes in notes payable—affiliates	636	—	40	—	676
Changes in advances from affiliates	(651)	(30)	161	500	(20)
Dividends paid to parent	—	(300)	(950)	1,250	—
Net cash provided by (used in) financing activities	(15)	(330)	(832)	1,750	573
Net (decrease) increase in cash and cash equivalents	(9)	21	13	—	25
Cash and cash equivalents at beginning of period	11	59	17	—	87
Cash and cash equivalents at end of the period	$2	80	30	—	112
_______________________________________________________________________________

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)	QSC is a guarantor of the QCII Guaranteed Notes.

(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Net cash provided by (used in) operating activities	$(479)	502	2,007	(13)	2,017
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	—	—	(1,121)	—	(1,121)
Changes in advances to affiliates—notes	184	280	278	(770)	(28)
Changes in advances to affiliates—accounts	—	(734)	(1,061)	1,795	—
Dividends received from subsidiaries	750	700	—	(1,450)	—
Proceeds from sale of property	—	—	133	—	133
Net cash (used in) provided by investing activities	934	246	(1,771)	(425)	(1,016)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	—	896	—	896
Payments of long-term debt	(1,302)	—	(1,459)	—	(2,761)
Early retirement of debt costs	(49)	—	(129)	—	(178)
Dividends paid to parent	(750)	(750)	(700)	1,450	(750)
Changes in advances from affiliates—notes	1,178	—	685	122	1,985
Changes in advances from affiliates—accounts	468	—	479	(1,134)	(187)
Net cash (used in) provided by financing activities	(455)	(750)	(228)	438	(995)
Net (decrease) increase in cash and cash equivalents	—	(2)	8	—	6
Cash and cash equivalents at beginning of period	—	40	8	—	48
Cash and cash equivalents at end of the period	$—	38	16	—	54
_______________________________________________________________________________

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)	QSC is a guarantor of the QCII Guaranteed Notes.

(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        Unless the context requires otherwise, references in this report to "QCII" refer to Qwest Communications International Inc. on a stand-alone basis, and references to "Qwest," "we," "us" and "our" refer to Qwest Communications International Inc. and its consolidated subsidiaries.
        All references to "Notes" in this Item 2 refer to the Notes to Consolidated Financial Statements included in Item 1 of this report.
Certain statements in this report constitute forward-looking statements. See the last paragraph of this Item 2 and "Risk Factors" in Item 1A of Part II of this report for a discussion of certain factors that could cause our actual results to differ from our anticipated results or otherwise impact our business, financial condition, results of operations, liquidity or prospects.
Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2012, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. We are a wholly-owned subsidiary of CenturyLink, Inc. ("CenturyLink"), which acquired us on April 1, 2011.
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

As of September 30, 2013, we served approximately 3.4 million broadband subscribers. We also operated approximately 7.7 million access lines, which are telephone lines reaching from the customers' premises to a connection with the public switched telephone network. Our methodology for counting our broadband subscribers and access lines includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. We count access lines when we install the service. Our methodology for counting our broadband subscribers and access lines may not be comparable to those of other companies.
Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business.
Business Trends
Our financial results have been impacted by several significant trends, including those described below.

•
Strategic services.  We continue to see shifts in the makeup of our total revenues as customers move to strategic services, such as broadband, Ethernet, MPLS, and video services, from legacy services, such as local and access services. Revenues from our strategic services represented 46% and 45%of our total revenues for the three months ended September 30, 2013 and 2012, respectively, and 46% and 44% of our total revenues for the nine months ended September 30, 2013 and 2012, respectively. We expect these percentages to continue to grow. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. We believe that continually increasing connection speeds is important to remaining competitive in our industry. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services than would otherwise generally be available through a more traditional telecommunications network made up of only copper wires. In addition to our broadband network, we continue to expand our product offerings, including Ethernet and MPLS, and enhance our marketing efforts as we compete in a maturing market in which most consumers already have broadband services. We expect these efforts will improve our ability to compete and increase our broadband revenues. Another trend impacting our strategic services is the deployment of fiber-based special access services provided to wireless carriers, which in many cases replaces existing copper-based special access services. We believe the growth in fiber-based special access services provided to wireless carriers for backhaul will, ultimately, offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration is uncertain;

•
Legacy services.  Revenues from our legacy services represented 39% and 42% of our total revenues for the three months ended September 30, 2013 and 2012, respectively, and 40% and 43% of our total revenues for the nine months ended September 30, 2013 and 2012, respectively. We expect these percentages to continue to decline at a slower pace than in the past. Our legacy services revenues have been and we expect they will continue to be adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenues associated with access lines, we continue to offer service bundling and other product promotions to help mitigate this trend, as described below;

•
Data integration.  We expect both data integration revenue and the related costs will fluctuate from quarter to quarter as this revenue stream tends to be more sensitive than revenues from our other services to changes in the economy and to changes in spending trends of our governmental customers, many of whom have experienced budget cuts;

•
Service bundling and product promotions.  We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video, long-distance and wireless. While we believe our bundled service offerings can help retain customers, they also tend to lower our profit margins;

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
Results of Operations
The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Operating revenues	$2,848	2,825	8,484	8,500
Operating expenses	2,732	2,503	7,593	7,597
Operating income	116	322	891	903
Other income (expense)	(215)	(185)	(620)	(577)
Income tax benefit (expense)	38	(54)	(77)	(129)
Net (loss) income	$(61)	83	194	197
The following table summarizes certain of our selected operational metrics:

	As of September 30,
			Increase/ (Decrease)	% Change
	2013	2012(1)
	(in thousands)
Broadband subscribers(1)	3,395	3,287	108	3%
Access lines(1)	7,720	8,171	(451)	(6)%
Employees	24.9	24.9	—	—%
_______________________________________________________________________________

(1)
The prior year numbers have been adjusted to include the operational metrics of our indirectly owned subsidiary, El Paso County Telephone Company, which had been previously excluded. The increase (in thousands) related to Broadband subscribers and Access lines attributable to El Paso County Telephone Company's inclusion is approximately 3 and 4, respectively.

Operating Revenues
The following tables summarize our operating revenues under our current revenue categorization:

	Three Months Ended September 30,
			Increase/ (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Strategic services	$1,313	1,258	55	4%
Legacy services	1,113	1,197	(84)	(7)%
Data integration	138	137	1	1%
Affiliates and other services	284	233	51	22%
Total operating revenues	$2,848	2,825	23	1%

	Nine Months Ended September 30,
			Increase/ (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Strategic services	$3,886	3,715	171	5%
Legacy services	3,395	3,681	(286)	(8)%
Data integration	385	393	(8)	(2)%
Affiliates and other services	818	711	107	15%
Total operating revenues	$8,484	8,500	(16)	—%
Strategic Services
Strategic services revenues increased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 primarily due to volume increases in the number of broadband subscribers as well as volume increases in our Ethernet and MPLS services. These increases were partially offset by declines in our private line services revenues.
Legacy Services
Legacy services revenues decreased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 as a result of lower local and long-distance services revenues due to access line loss and reduced access services usage related to competitive pressures and product substitution. Legacy services revenues also decreased due to lower traditional WAN services caused by customer migration to our strategic services, product substitution and increased competition.
Data Integration
Data integration revenues remained relatively unchanged for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Data integration revenues decreased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to decreased equipment sales, including network management, security and integration of customer premises equipment.
Affiliates and Other Services
Affiliates and other services revenues increased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 primarily due to an increase in the rates we charge for support services we provided to affiliates.
Operating Expenses
The following tables summarize our operating expenses:

	Three Months Ended September 30,
			Increase/ (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,216	1,227	(11)	(1)%
Selling, general and administrative	626	384	242	63%
Operating expenses—affiliates	203	165	38	23%
Depreciation and amortization	687	727	(40)	(6)%
Total operating expenses	$2,732	2,503	229	9%

	Nine Months Ended September 30,
			Increase/ (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$3,500	3,615	(115)	(3)%
Selling, general and administrative	1,473	1,312	161	12%
Operating expenses—affiliates	571	464	107	23%
Depreciation and amortization	2,049	2,206	(157)	(7)%
Total operating expenses	$7,593	7,597	(4)	—%
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
Cost of services and products (exclusive of depreciation and amortization) decreased for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to decreases in salaries, wages and employee benefits costs associated with the reductions in headcount in the third quarter of 2012, reductions in severance costs, real estate and power and equipment and maintenance costs, which were partially offset by increases in facility cost, professional fees and network expense. Cost of services and products (exclusive of depreciation and amortization) decreased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to decreases in salaries, wages and employee benefits costs associated with the reductions in headcount in the first nine months of 2012, reductions in severance costs, customer premise equipment costs, access expense, and real estate and power costs, partially offset by increases in facility cost and network expense.
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
Selling, general and administrative expenses increased for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to a charge of $233 million in connection with a tentative settlement in a litigation matter. The increase was also attributable to increases in consulting fees, external commissions, bad debt expense and property taxes. The increases were partially offset by decreases in professional fees and insurance costs. Selling, general and administrative expenses increased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to the $233 million charge for the above-referenced tentative litigation settlement. The increase was also attributable to consulting fees, external commissions and property taxes. These increases were partially offset by decreases in salaries, wages and employee benefits costs associated with the reductions in headcount during the first half of 2013, decreases in bad debt expense and marketing and advertising costs.
Operating Expenses—Affiliates
Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.
Operating expenses—affiliates increased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 primarily due to an increase in the rates we are charged for support services and higher levels of services provided to us by affiliates as a result of the continuing integration with CenturyLink.

Depreciation and Amortization
The following tables provide detail regarding depreciation and amortization expense:

	Three Months Ended September 30,
			Increase/ (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Depreciation	$366	380	(14)	(4)%
Amortization	321	347	(26)	(7)%
Total depreciation and amortization	$687	727	(40)	(6)%

	Nine Months Ended September 30,
			Increase/ (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Depreciation	$1,074	1,132	(58)	(5)%
Amortization	975	1,074	(99)	(9)%
Total depreciation and amortization	$2,049	2,206	(157)	(7)%
Depreciation expense decreased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 primarily due to depreciation rate changes of certain telecommunications equipment. The rate changes were the result of our aged investment in plant becoming fully depreciated or retired at a faster rate than the acquisition of new plant. Amortization expense decreased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 partially due to the use of accelerated amortization for a portion of the customer relationship assets. In addition, amortization of capitalized software was lower due to our software investments becoming fully amortized faster than new software was acquired.
Other Consolidated Results
The following tables summarize our total other income (expense) and income tax expense:

	Three Months Ended September 30,
			Increase/ (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Interest expense	$(144)	(147)	(3)	(2)%
Interest expense—affiliate	(74)	(37)	37	100%
Net loss on early retirement of debt	—	(1)	(1)	(100)%
Other income (expense)	3	—	3	—%
Total other income (expense)	$(215)	(185)	30	16%
Income tax benefit (expense)	$38	(54)	92	170%

	Nine Months Ended September 30,
			Increase/ (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Interest expense	$(426)	(471)	(45)	(10)%
Interest expense—affiliate	(202)	(71)	131	185%
Net loss on early retirement of debt	—	(38)	(38)	(100)%
Other income (expense)	8	3	5	167%
Total other income (expense)	$(620)	(577)	43	7%
Income tax benefit (expense)	$(77)	(129)	(52)	(40)%

Interest Expense
Interest expense decreased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 primarily due to a lower amount of debt outstanding along with lower interest rates which were partially offset by a reduction in the amortization of debt premiums. See Note 3—Long-Term Debt and Revolving Promissory Notes to our consolidated financial statements in Item 1 of Part I of this report and "Liquidity and Capital Resources" below for additional information about our debt.
Interest Expense—Affiliates
Affiliate interest expense increased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 primarily due to increased loan balances that we owe to our affiliates under the revolving promissory notes.
Income Tax Expense
The effective tax rate for the nine months ended September 30, 2013 was 28.4% compared to 39.6% for the comparative prior year period. The decrease in the effective tax rate is primarily due to the impact of a favorable settlement with the Internal Revenue Service of $33 million.
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
At September 30, 2013, we had a working capital deficit of $664 million, reflecting current liabilities of $5.1 billion and current assets of $4.5 billion, compared to a working capital deficit of $2.4 billion as of December 31, 2012. The favorable change in our working capital position is primarily due to a $1.7 billion increase in the amount owed to us by our affiliates.
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
In 2012 and early 2013 CenturyLink accepted approximately $35 million from Round 1 of Phase 1 of the Federal Communications Commission's ("FCC") Connect America Fund ("CAF") established by Congress to help telecommunications carriers defray the cost of providing broadband access to remote customers. Of the $35 million, QC received approximately $30 million and intends to use the funds to deploy broadband service for up to 39,000 homes in unserved rural areas principally in Colorado, Minnesota, New Mexico and Washington. In 2013, the FCC announced another round of CAF funding and CenturyLink is eligible to receive up to $90 million of additional funding under Round 2 of Phase I of CAF. In August 2013, CenturyLink agreed to accept $54 million from Round 2 of Phase 1 of the FCC's CAF to bring broadband to more than 92,000 rural homes and businesses in unserved high-cost areas. Of the $54 million, we will receive approximately $23 million to bring broadband services to more than 38,000 homes and businesses in unserved rural and high-cost areas .

Litigation Matter
In October 2013, we reached a tentative oral agreement on the principal financial terms of a potential settlement of a litigation matter.  The potential settlement terms include us paying €172 million (or approximately $233 million based on the exchange rate on September 30, 2013). It is currently uncertain if and when we might complete negotiation and signing of a definitive settlement agreement, if any, and when any payments under any such agreement would be due and payable.
Revolving Promissory Notes
QCII has a revolving promissory note with an affiliate of CenturyLink that provides us with a funding commitment with an aggregate principle amount available of $3.0 billion through June 30, 2022, of which $1.958 billion was outstanding as of September 30, 2013. As of September 30, 2013, the weighted average interest rate under this note was 6.783%. This revolving promissory note and accrued interest thereon is reflected on our consolidated balance sheets under notes payable—affiliates.
Qwest Corporation ("QC") has a revolving promissory note with an affiliate of CenturyLink that provides QC with a funding commitment with an aggregate principle amount available of $1.0 billion through June 30, 2022, of which $741 million was outstanding as of September 30, 2013. As of September 30, 2013, the weighted average interest rate under this note was 6.783%. This revolving promissory note and accrued interest thereon is reflected on our consolidated balance sheets under notes payable—affiliates.
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
Certain of our post-retirement health care and life insurance benefits plans are unfunded. A trust holds assets that are used to help cover the health care costs of certain retirees. As of December 31, 2012, the fair value of the trust assets was $572 million; however, a portion of these assets is comprised of investments with restricted liquidity. We estimate that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately four years. Thereafter, covered benefits will be paid either directly by us or from the trust as the remaining assets become liquid. The actual number of years that our more liquid assets will fund covered benefits could be substantially shorter or longer than projected depending on multiple factors, including changes in projected health care costs, returns on plan assets, total volume of claims, the timing of maturities of illiquid plan assets and future changes in benefits.
Our estimated annual long-term rate of return on the pension and post-retirement plans trust assets is 7.5% based on the assets currently held; however, actual returns could vary widely in any given year.
Historical Information
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
	2013	2012	Change
	(Dollars in millions)
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$2,425	2,017	408
Net cash used in investing activities	(2,973)	(1,016)	(1,957)
Net cash provided by (used in) financing activities	573	(995)	1,568
Increase (Decrease) in Cash and Cash Equivalents	$25	6	19
Net cash provided by operating activities increased in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to an increase in the change in accounts payable, accounts receivable, and payable-affiliates, net, other current assets and other current liabilities, net and other noncurrent assets and liabilities, net, which were partially offset by a decrease for adjustments to net for non-cash items and a decrease in net loss from early retirement of debt. For additional information about our operating results, see "Results of Operations" above.
Net cash used in investing activities increased in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to an increase in the amount of funds advanced to our affiliates, increased payments for property, plant and equipment and a decrease in the proceeds received from the sale of property.
Net cash provided by financing activities increased in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This increase was primarily due to a decrease in payments on debt, a decrease in dividends paid and a decrease of early retirement if debt costs, which were partially offset by the change in notes payable-affiliates during the nine months ended September 30, 2013 as compared to the comparable period in 2012.
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
The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Nine Months Ended September 30,	April 1, 2011 thru December 31, 2012	Total Since Acquisition
	(Dollars in millions)
Amortized	$47	240	287
Extinguished	—	235	235
Total premiums recognized	$47	475	522
The remaining premium of $171 million as of September 30, 2013 will reduce interest expense in future periods, unless otherwise extinguished.
Other Matters
We also are involved in various legal proceedings that could have a material adverse effect on our financial position. See Note 8—Commitment and Contingencies to our consolidated financial statements in Item 1 of Part I of this report for the current status of such legal proceedings.
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
From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of September 30, 2013, we had no such instruments outstanding.
There were no material changes to market risks arising from changes in interest rates for the nine months ended September 30, 2013, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Glen F. Post, III, the Chief Executive Officer of CenturyLink, Inc. and us, and R. Stewart Ewing, Jr., the Chief Financial Officer of CenturyLink, Inc. and us, have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at September 30, 2013. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the third quarter of 2013 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 8—Commitments and Contingencies included in Item 1 of Part I of this report is incorporated herein by reference.
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
Approximately 12,000 or 48% of our employees are members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with our unions expire and we typically negotiate these new bargaining agreements. We may be unable to reach new agreements acceptable to our unions and their membership, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
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
As described in Note 8—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report, the KPNQwest matters present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. We continue to defend vigorously against the 2006 matter brought by Cargill Financial Markets, Plc and Citibank, N.A., and, in the event that a settlement of the 2010 matter brought by the KPNQwest trustees is not finalized, we will continue to defend against that matter vigorously as well. We are currently unable to provide an estimate as to the timing of their resolution.
We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from the 2006 matter brought by Cargill Financial Markets, Plc and Citibank, N.A.  The same is true of the 2010 matter brought by the KPNQwest trustees in the event that the tentative settlement described in Note 8-Commitments and Contingencies is not finalized. The ultimate outcomes of these matters remain uncertain, and substantial settlements or judgments in these matters could have a significant impact on us. The magnitude of such settlements or judgments resulting from these matters could materially and adversely affect our financial condition and ability to meet our debt obligations, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any such settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional debt securities or selling assets.

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
Our parent, CenturyLink, and we continue to carry significant debt. As of September 30, 2013, our consolidated debt was approximately $9.6 billion, which was included in CenturyLink's consolidated debt of approximately $20.6 billion as of that date. Approximately $2.6 billion of CenturyLink's debt securities, which includes approximately $0.9 billion of our debt securities, come due over the next thirty-six months.

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
We expect to periodically require financing to meet our debt obligations as they come due. While we currently believe that we will have access to financial resources sufficient to meet or refinance our obligations when they come due, we cannot fully anticipate our future financial condition or the future condition of the credit markets or the economy generally. Due to the unstable economy and credit markets, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if we are required to contribute a material amount of cash to our pension plans, if we are required to begin to pay other post-retirement benefits significantly earlier than anticipated, if CenturyLink or we become subject to significant judgments or settlements in one or more of the matters discussed in Note 8—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all.
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
The funded status of our qualified pension plan is the difference between the value of plan assets and the benefit obligation. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in our benefit obligation or a significant decrease in the value of plan assets. These adverse changes could require us to contribute a material amount of cash to our pension plan or could accelerate the timing of required cash payments. Based on current laws and circumstances, (i) we were not required to make a cash contribution to this plan in 2012 and (ii) we do not expect we will be required to make a contribution in 2013 or 2014. The actual amount of required contributions to our plan in future periods will depend on a variety of factors, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on our liquidity by reducing our cash flows.
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

_______________________________________________________________________________

(1)
Certain of the items in Sections 4.1 through 4.3 (i) omit supplemental indentures or other instruments governing debt that has been retired or (ii) refer to trustees who may have been replaced, acquired or affected by similar changes. In accordance with Item 601(b) (4) (iii) (A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

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

Exhibit Number		Description
4.8		Intercompany debt instruments.
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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Communications International Inc. for the period ended September 30, 2013, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholder's Equity (Deficit) and (vi) the Notes to our Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2013.

QWEST COMMUNICATIONS INTERNATIONAL INC., A DELAWARE CORPORATION
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Operations Support (Chief Accounting Officer)